Form 10QSB
period 1996-09-30
OAKRIDGE HOLDINGS INC
filed 1996-11-08
CIK 73605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)                      Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 31, 1996

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

For the transition period from       to      .

Commission file number 0-1937

                          OAKRIDGE HOLDINGS, INC.
          (Exact name of Registrant as specified in its charter)

          MINNESOTA                          41-0843268
(State or other jurisdiction of            (I.R.S. Employer
Incorporation or organization)             Identification Number)

4810 120TH STREET WEST, APPLE VALLEY, MINNESOTA  55124
(Address of principal executive offices)   (Zip Code)

(Issuer's telephone number) (612) 686-5495


_________________________________________________________________
           (Former name, former address and former fiscal year,
                       if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. {X}Yes { }No

                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                 1,309,670


Transitional Small Business Disclosure Format (Check One):
{ )Yes {X}No




PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

ASSETS                           September 30,1996  June 30,1996
                                 _________________  ____________


Cash                                      $304,640      $264,691
                                        ----------    ----------

Trade receivable, net of allowance         551,428       513,641
                                        ----------    ----------

Inventories:
  Cemetery and mausoleum space             695,880       701,490
  Markers, urns & flowers                   21,755        15,675
                                        ----------    ----------
                                           717,635       717,165
                                        ----------    ----------

Property and equipment                   1,727,002     1,701,490
  Less: accumulated depreciation         1,233,901     1,217,310
                                        ----------    ----------
                                           493,101       484,180
                                        ----------    ----------

Prepaid expenses and other assets           41,635        46,331
                                        ----------    ----------
Other assets:
  Deferred income taxes                    319,946       337,429
                                        ----------    ----------
Investments:
  Land                                     250,000       250,000
                                        ----------    ----------

                                        $2,678,385    $2,613,437
                                        ==========    ==========





PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

LIABILITIES                      September 30,1996  June 30,1996
                                 _________________  ____________

Accounts payable - trade                  $106,603       $70,199
                                        ----------    ----------

Accrued liabilities:
  Salaries & payroll taxes                  91,207       151,182
  Perpetual care trust fund                200,584       190,135
  Deferred revenue                         338,099       314,483
  Marker and inscription costs              80,777        76,026
  Other                                     35,005        33,192
                                        ----------    ----------
                                           745,672       765,018
                                        ----------    ----------

Notes payable                              984,510       989,065
                                        ----------    ----------


STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per
  share; authorized 1,000,000 shares,
  none issued and outstanding                    -             -
Common stock, par value $.10 per share;
  authorized 5,000,000 shares, issued
  and outstanding 1,309,670 at
  September 30, 1996 and June 30, 1996     130,968       130,968
Additional paid-in-capital               1,875,500     1,875,500
Accumulated deficit                     (1,164,868)   (1,217,313)
                                        ----------    ----------
                                           841,600       789,155
                                        ----------    ----------

                                        $2,678,385    $2,613,437
                                        ==========    ==========







PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
       CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                (UNAUDITED)

                                 Three Months Ended September 30,
                                              1996          1995
                                 _______________________________

Revenue, net:
  Cemetery                                $595,130      $612,383
  Interest - Care Funds                     59,291        61,477
                                        ----------    ----------
    Total revenue                          654,421       673,860
                                        ----------    ----------

Operating expenses:
  Cemetery                                 300,121       311,562
  Selling                                   64,535        48,475
  General and administrative               196,959       158,981
                                        ----------    ----------
    Total operating expenses               561,615       519,018
                                        ----------    ----------

Income from operations                      92,806       154,842

Interest expense                            22,879        31,435
                                        ----------    ----------

Income from continuing operations           69,927       123,407
Income taxes                                17,482        43,192
                                        ----------    ----------

Net income                                  52,445        80,215

Accumulated deficit:
Beginning of period                     (1,217,313)   (1,391,808)
                                        ----------     ----------

End of period                          $(1,164,868)  $(1,311,593)
                                        ==========    ==========

Earnings per share                           $.040         $.049
                                        ==========    ==========

Weighted average shares outstanding      1,309,670     1,623,242
                                        ==========    ==========







PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                 Three Months Ended September 30,
                                              1996          1995
                                 _______________________________

Cash flows from operating activities:
  Net income                               $52,445       $80,215
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization              20,438        12,095
    Change in receivables                  (37,787)      (22,650)
    Change in inventories                     (470)          259
    Change in prepaid and other assets         849        17,205
    Change in deferred income taxes         17,483        43,192
    Change in accounts payable              36,404        19,214
    Change in accrued liabilities          (19,346)      (25,338)
                                        ----------    ----------

Net cash from operating activities          70,016       124,192
                                        ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment       (25,512)      (54,713)
                                        ----------    ----------
  Net cash from investing activities       (25,512)      (54,713)
                                        ----------    ----------

Cash flows from financing activities:
  Payments on long-term debt                (4,555)      (42,852)
                                        ----------    ----------
  Net cash from financing activities        (4,555)      (42,852)
                                        ----------    ----------

Net increase (decrease) in cash:            39,949        26,627

Cash at beginning of period                264,691       192,691
                                        ----------    ----------

Cash at end of period                     $304,640      $219,318
                                        ==========    ==========






PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                          OAKRIDGE HOLDINGS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.

B. These statements should be read in conjunction with the financial statements and footnotes included in the Registrant's Annual Report on Form 10-KSB for the year ended
     June 30, 1996, previously filed with the Commission.

C.   The results of operations for the three months ended
     September 30, 1996, are not necessarily indicative of operating results to be expected for the full year.

D. Income tax provisions for interim periods are based on the current best estimate of the effective federal and state income tax rates spread evenly throughout the year.

E. Earnings per common share are based on the weighted average number of common shares outstanding during each period.







PART 1 - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 2 - MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION


                          OAKRIDGE HOLDINGS, INC.

FINANCIAL & LIQUIDITY AND CAPITAL RESOURCES

   Since June 30, 1996 "operating working capital" (defined as receivables and prepaids less accounts payable and accrued liabilities) increased $16,033. The increase was primarily due to higher receivables and decrease in accrued liabilities. The company showed the largest increase in receivables due to its increase in pre-need sales. The decrease in accrued liabilities is primarily due to timing of accrued salaries and payroll taxes.

   Inventory remained constant with June 30, 1996, with other assets decreasing $17,483 primarily due to the amortization of loan fees and reduction of deferred taxes due to net income earned during the three months. Investments remained constant during the three month period.

   Accounts payable increased $36,404 from June 30, 1996 primarily due to legal fees and related litigation expenses.

   Accrued liabilities decreased $19,346 from June 30, 1996 primarily due to timing of accrued salaries and payroll taxes.

   Notes payable decreased $4,555 from June 30, 1996 due to payments on the debt.

   Stockholders' equity increased $52,445 from June 30, 1996 primarily due to net income.

   The Registrant's present working capital has continued to improve and is sufficient to meet current operating needs.

   The Registrant's capital expenditures for equipment was $25,512 for the three months ended September 30, 1996. Consistent with its ongoing goal to increase net sales and operating efficiencies, the Registrant is investing substantial amounts to increase its sales and operating efficiencies. The Registrant's planned capital expenditures will require an additional $125,000 during the fiscal year 1997. The Registrant will be able to finance these capital expenditures primarily from cash flow from operations.

   Cash and cash equivalents increased $39,949 during the first three months of fiscal year 1997. Cash provided from operations was $70,016, which provided for the purchase of equipment of $25,512 and payments of debt of $4,555.

   The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

   The Registrant's ratio of indebtedness for borrowed funds to equity of 117% at September 30, 1996, was a decrease of 9% in comparison with June 30, 1996.

   During the first quarter of fiscal year 1997, the operating cemeteries revenue decreased 2% from the prior fiscal year 1996, cost of sales remained relatively constant at 51% of sales, selling expenses increased 3% in relation to sales, with general and administrative expenses increasing 8%, with interest expense decreasing $8,556. Cash flow from operations exceeded cash flow used by operations by $39,949 in the first quarter of fiscal year 1997.


ENVIRONMENTAL LIABILITIES

   Subsequent to June 30, 1994, the Registrant commissioned an engineering study of its operating cemeteries for the purpose of determining the full extent of possible soil contamination. Five underground tanks were found to require removal and the adjoining soil to undergo remediation. The engineering estimate for this project was $195,000. A total of approximately $293,258 has been expensed by the Registrant as of September 30, 1996.

   The Registrant has been notified by the Illinois Environmental Protection Agency that the clean-up plan may not be in full compliance with EPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $28,500 accrued at June 30, 1996 may be incurred, however, the Registrant cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.





PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 2 - MANAGEMENTS DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATIONS


RESULTS OF OPERATIONS:

CEMETERY - Cemetery sales decreased 2% over the prior years as a result of a slight decrease in burials and cremations over the prior period. The cost of sales remained constant 51% of sales.

INTEREST - CARE FUNDS - Income decreased 3% due to lower rate of return of trust assets.

OTHER INCOME - Other Income is immaterial and comparable to the prior period.

SELLING EXPENSES - Selling expenses increased 34% in comparison to prior period, primarily due to the hiring of full time sales manager.

GENERAL & ADMINISTRATION EXPENSES - General and administration expenses increased 24% in comparison to prior period. The increase was primarily due to increased legal fees associated with litigation.





PART II - OTHER INFORMATION                           FORM 10-QSB
ITEM  1 - LEGAL PROCEEDINGS


                          OAKRIDGE HOLDINGS, INC.

ITEM 1- LEGAL PROCEEDINGS:

   In April 1993, a claim was filed against the company by John
P. Shafer, Sr. and John P. Shafer, Jr. in the Circuit Court of Cook County Illinois. The Complaint alleges that after the death of Mrs. Sylvia Shafer, wife of one of the plaintiffs and the mother of the other, the son arranged with the defendants funeral home to have Mrs. Shafer's remains cremated by the Company. The complaint alleges that two urns containing ashes labeled Slyvia Shafer were returned by the Company causing mental anguish. The complaint alleges that the Company breached a contract, was negligent in its procedures, and made false representations. The plaintiffs request that the court award damages in a "substantial amount".

   Defense of this claim was submitted to the Registrant's insurer, Employers Mutual Companies and was being handled by Garrestson & Santora, Ltd. until January 1996, when the company retained its legal counsel Oppenheimer, Wolff & Donnelly.

   The complaint against the Company was dismissed with prejudice as to the Company on May 10, 1994. Thereafter, the remaining defendants, the funeral home and the individual defendant, shortly thereafter filed a third party complaint alleging that the Company breached its contract to cremate the remains of Mrs. Shafer and return the ashes to the funeral home, and a first amended complaint was filed against the Company for negligence in its procedures and making false representations. In September 1996, the court ordered the Shafer's first amended complaint dismissed with prejudice. The funeral home also seeks an indemnity from the Company if it is held liable to the Shafers, regarding performance under a contract and has not been finally adjudicated. The Company insurer has agreed to defend and indemnify the Company for any loss that may result from the claim.

   On October 23, 1996 a confidential settlement agreement was reached between all parties. The confidential settlement agreement will have no material effect on the second quarter financial statements or the cash flow of the Registrant.



   On September 6, 1995, the Registrant and the chairman of the Registrant was served with a complaint in a lawsuit commenced by American National Financial Services, an Arizona corporation whose officer is Lee Brukman, a former chairman of the board of the Registrant asking for over $500,000 in damages. The complaint alleges a breach of an essential and material term of an agreement and that a Guaranty of Collection of the Lawrence G. Malanfant note, the former president of the Registrant, also at issue is void. In addition, the complaint alleges interference with contractual relations. Registrant has filed a motion to dismiss because of not receiving the plaintiff's disclosure statement as required by Arizona Rules of Civil Procedure 26.1(b). The Registrant and chairman believe that these allegations are baseless, and they are vigorously defending themselves against the claim. Accordingly, the Registrant has made no provisions for this claim.



   On April 1, 1996, Dedrick Jones a seasonal cemetery worker with one of the Registrant's cemeteries, filed a racial discrimination charge with the Equal Employment Opportunity Commission. The charge alleges that Mr. Jones was denied full-time employment, which instead was offered to a Caucasian individual. The Commission notified the Registrant of the filing of the charge and offered the Company an opportunity to file a response. The Company filed a response denying all allegations. On June 17, 1996, a fact finding conference was held at the Illinois Department of Human Health. On July 11, 1996, Mr. Jones asked that the Equal Employment Opportunity Commission and the Illinois Department of Human Health dismiss the charges and issue "right to sue" letters as a prerequisite to his filing suit in court. Those letters were issued on July 11, 1996. Mr. Jones has 90 days from the receipt of those letters to file suit. Mr. Jones is seeking back pay and promotion. While the dollar amount of claimed damages is not known, it would probably be immaterial. The Registrant believes it has good defense to any action that may be filed and the likelihood of a substantial or material award is remote. The Company intends to vigorously defend any suit filed. Accordingly, the Registrant has made no provisions for this suit.






                                SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Oakridge Holdings, Inc.

                                   /s/ Robert C. Harvey

                                   Robert C. Harvey
                                   Chief Executive Officer


Date:  November 8, 1996