Form 10QSB
period 1996-12-31
OAKRIDGE HOLDINGS INC
filed 1997-02-12
CIK 73605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)                      Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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
                                (UNAUDITED)

ASSETS                            December 31,1996  June 30,1996
                                  ________________  ____________

Cash                                      $288,505      $264,691
                                        ----------    ----------

Trade receivable, net of allowance         583,031       513,641
                                        ----------    ----------

Inventories:
  Cemetery and mausoleum space             691,876       701,490
  Markers, urns & flowers                   18,998        15,675
                                        ----------    ----------
                                           710,874       717,165
                                        ----------    ----------

Property and equipment                   1,744,328     1,701,490
  Less: accumulated depreciation         1,250,492     1,217,310
                                        ----------    ----------
                                           493,836       484,180
                                        ----------    ----------

Prepaid expenses and other assets           52,389        46,331
                                        ----------    ----------
Other assets:
  Deferred income taxes                    297,429       337,429
                                        ----------    ----------
Investments:
  Land                                     250,000       250,000
                                        ----------    ----------

                                        $2,676,064    $2,613,437
                                        ==========    ==========



PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

LIABILITIES                       December 31,1996  June 30,1996
                                  ________________  ____________

Accounts payable - trade                  $ 75,814       $70,199
                                        ----------    ----------

Accrued liabilities:
  Salaries & payroll taxes                  50,099       151,182
  Perpetual care trust fund                218,197       190,135
  Deferred revenue                         362,143       314,483
  Marker and inscription costs              72,043        76,026
  Other                                     27,437        33,192
                                        ----------    ----------
                                           729,919       765,018
                                        ----------    ----------

Notes payable                              978,054       989,065
                                        ----------    ----------


STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per
  share; authorized 1,000,000 shares,
  none issued and outstanding                    -             -
Common stock, par value $.10 per share;
  authorized 5,000,000 shares, issued
  and outstanding 1,309,670 at
  December 31, 1996 and June 30, 1996     130,968       130,968
Additional paid-in-capital               1,875,500     1,875,500
Accumulated deficit                     (1,114,191)   (1,217,313)
                                        ----------    ----------
                                           892,277       789,155
                                        ----------    ----------

                                        $2,676,064    $2,613,437
                                        ==========    ==========



PART I - FINANCIAL INFORMATION                                    FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                                      OAKRIDGE HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                            (UNAUDITED)

                          Three Months Ended September 30,   Six Months Ended December 31,
                                       1996           1995             1996          1995
                          ________________________________   ____________________________

Revenue, net:
  Cemetery                         $554,142       $565,823       $1,149,272    $1,178,206
  Interest - Care Funds              57,238         63,675          116,529       125,152
  Other                               6,190          8,683            6,190         8,683
                                 ----------     ----------       ----------    ----------
    Total revenue                   617,570        638,181        1,271,991     1,312,041
                                 ----------     ----------       ----------    ----------

Operating expenses:
  Cemetery                          262,475        267,335          562,596       578,897
  Selling                            55,786         41,829          120,321        90,304
  General and administrative        210,449        164,072          407,408       323,053
                                 ----------     ----------       ----------    ----------
    Total operating expenses        528,710        473,236        1,090,325       992,254
                                 ----------     ----------       ----------    ----------

Income from operations               88,860        164,945          181,666       319,787

Interest expense                     15,665         35,469           15,665        66,904
                                 ----------     ----------       ----------    ----------

Income from continuing operations    73,195        129,476          143,122       252,883
Income taxes                         22,518         45,317           40,000        88,509
                                 ----------     ----------       ----------    ----------

Net income                           50,677         84,159          103,122       164,374

Accumulated deficit:
Beginning of period              (1,164,868)    (1,311,593)      (1,217,313)   (1,391,808)
                                 ----------     ----------       ----------    ----------

End of period                   $(1,114,191)   $(1,227,434)     $(1,114,191)  $(1,227,434)
                                 ==========     ==========       ==========    ==========

Earnings per share                   $.0387         $.0702           $.0787        $.1165
                                 ==========     ==========       ==========    ==========

Weighted average
  shares outstanding              1,309,670      1,198,242        1,309,670     1,410,742
                                 ==========     ==========       ==========    ==========



PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                  Three Months Ended December 31,
                                              1996          1995
                                 _______________________________

Cash flows from operating activities:
  Net income                               $103,122      $164,374
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization             33,182        29,070
    Change in receivables                  (69,390)      (74,092)
    Change in inventories                    6,291         7,247
    Change in prepaid and other assets      33,942        98,457
    Change in accounts payable               5,615       (21,215)
    Change in accrued liabilities          (35,099)      (35,576)
                                        ----------    ----------
Net cash from operating activities          77,663       168,265
                                        ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment       (42,838)      (80,120)
  Investment in golf course                      -        50,000
                                        ----------    ----------
  Net cash from investing activities       (42,838)       30,110
                                        ----------    ----------

Cash flows from financing activities:
  Payments on long-term debt               (11,011)      (75,776)
                                        ----------    ----------
  Net cash from financing activities       (11,011)      (75,776)
                                        ----------    ----------

Net increase (decrease) in cash:            23,814        62,369

Cash at beginning of period                264,691       192,691
                                        ----------    ----------

Cash at end of period                     $288,505      $255,060
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

C.   The results of operations for the three months ended
     December 30, 1996, are not necessarily indicative of operating results to be expected for the full year.

D. Income tax provisions for interim periods are based on the current best estimate of the effective federal and state income tax rates spread evenly throughout the year.

E. Earnings per common share are based on the weighted average number of common shares outstanding during each period.







PART I - FINANCIAL INFORMATION                    FORM 10-QSB
ITEM 2 - MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION


                          OAKRIDGE HOLDINGS, INC.

               FINANCIAL & LIQUIDITY AND CAPITAL RESOURCES

     Since June 30, 1996 "operating working capital" (defined as receivables and prepaids less accounts payable and accrued liabilities) increased $104,932. The increase was primarily due to higher receivables and decrease in accrued liabilities. The company showed the largest increase in receivables due to its increase in pre-need sales. The decrease in accrued liabilities is primarily due to timing of accrued salaries and payroll taxes.

     Inventory remained constant with June 30, 1996, with other assets and prepaid expenses increasing $6,058 primarily due to the timing of insurance payments. Deferred taxes decreased $40,000 due to net income earned during the six months. Investments remained constant during the six month period.

     Accounts payable increased $5,615 from June 30, 1996 primarily due to legal fees and related litigation expenses.

     Accrued liabilities decreased $35,099 from June 30, 1996 primarily due to timing of accrued salaries and payroll taxes.

     Notes payable decreased $11,011 from June 30, 1996 due to payments on the debt.

     Stockholders' equity increased $103,122 from June 30, 1996 primarily due to net income.

     The Registrant's present working capital has continued to improve and is sufficient to meet current operating needs.

     The Registrant's capital expenditures for equipment was $42,838 for the six months ended December 31, 1996. Consistent with its ongoing goal to increase net sales and operating efficiencies, the Registrant is investing substantial amounts to increase its sales and operating efficiencies. The Registrant's planned capital expenditures will require an additional $50,000 during the fiscal year 1997. The Registrant will be able to finance these capital expenditures primarily from cash flow from operations.

     Cash and cash equivalents increased $23,814 during the first six months of fiscal year 1997. Cash provided from operations was $77,663 which provided for the purchase of equipment of $48,838 and payments of debt of $11,011.

     The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

     The Registrant's ratio of indebtedness for borrowed funds to equity of 110% at December 31, 1996, was a decrease of 15% in comparison with June 30, 1996.

     During the second quarter of fiscal year 1997, the operating cemeteries revenue decreased 3% from the prior fiscal year 1996, cost of sales remained relatively constant at 47% of sales, selling expenses increased 3% in relation to sales, with general and administrative expenses increasing 9%, with interest expense decreasing $19,804. Cash flow from operations exceeded cash flow used by operations by $23,814 for the six months ended December 31, 1996.


                         ENVIRONMENTAL LIABILITIES

     Subsequent to June 30, 1994, the Registrant commissioned an engineering study of its operating cemeteries for the purpose of determining the full extent of possible soil contamination. Five underground tanks were found to require removal and the adjoining soil to undergo remediation. The engineering estimate for this project was $195,000. A total of approximately $293,258 has been expensed by the Registrant as of December 31, 1996.

     The Registrant has notified by the Illinois Environmental Protection Agency that the clean-up plan may not be in full compliance with EPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $28,500 accrued at June 30, 1996 may be incurred, however, the Registrant cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.



                          RESULTS OF OPERATIONS:
                    SIX MONTHS ENDED DECEMBER 31, 1996:

CEMETERY - Cemetery sales decreased 2% over the prior years as a result of a slight decrease in burials and cremations over the prior period. The cost of sales remained constant 49% of sales.

INTEREST - CARE FUNDS - Income decreased 7% due to lower rate of return of trust assets.

OTHER INCOME - Other Income is immaterial and comparable to the prior period.

SELLING EXPENSES - Selling expenses increased 33% in comparison to prior period, primarily due to the hiring of full time sales manager.

GENERAL & ADMINISTRATION EXPENSES - General and administration expenses increased 26% in comparison to prior period. The increase was primarily due to increased legal fees associated with litigation.


                   THREE MONTHS ENDED DECEMBER 31, 1996:

CEMETERY - Cemetery revenue decreased 10% in comparison to prior period, primarily due to decreased cremation cases. Operating expenses for the second quarter have remained stable and constant at 47% of cemetery revenue.

INTEREST - CARE FUND - Income decreased 11% due to the timing of payments from perpetual care funds.

SELLING EXPENSES - Selling expenses increased 2.7% in comparison to prior year, primarily due to the hiring of full time sales manager.

GENERAL AND ADMINISTRATION EXPENSES - General and administration expenses increased $84,355 or 26% in comparison to prior period.
The increased was primarily due to increased legal fees associated with litigation.





PART II - OTHER INFORMATION                           FORM 10-QSB
ITEM  1 - LEGAL PROCEEDINGS


                          OAKRIDGE HOLDINGS, INC.

                        ITEM 1- LEGAL PROCEEDINGS:

     In April 1993, a claim was filed against the company by John
P. Shafer, Sr. and John P. Shafer, Jr. in the Circuit Court of Cook County Illinois. The Complaint alleges that after the death of Mrs. Sylvia Shafer, wife of one of the plaintiffs and the mother of the other, the son arranged with the defendant funeral home to have Mrs. Shafer's remains cremated by the Company. The complaint alleges that two urns containing ashes were labeled Sylvia Shafer were returned by the Company causing mental anguish. The complaint alleges that the Company breached a contract, was negligent in its procedures, and made false representations. The plaintiffs request that the court award damages in a " substantial amount".

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


Date:  February 12, 1997