Form 10QSB
period 1997-03-31
OAKRIDGE HOLDINGS INC
filed 1997-05-12
CIK 73605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)                      Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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
                                (UNAUDITED)

ASSETS                               March 31,1997  June 30,1996
                                     _____________  ____________


Cash                                      $348,000      $264,691
                                        ----------    ----------

Trade receivable, net of allowance         508,426       513,641
                                        ----------    ----------

Inventories:
  Cemetery and mausoleum space             689,173       701,490
  Markers, urns & flowers                   26,188        15,675
                                        ----------    ----------
                                           715,361       717,165
                                        ----------    ----------

Property and equipment                   1,757,295     1,701,490
  Less: accumulated depreciation         1,267,420     1,217,310
                                        ----------    ----------
                                           489,875       484,180
                                        ----------    ----------

Prepaid expenses and other assets           45,515        46,331
                                        ----------    ----------
Other assets:
  Deferred income taxes                    297,989       337,429
                                        ----------    ----------
Investments:
  Land                                     250,000       250,000
                                        ----------    ----------

                                        $2,655,166    $2,613,437
                                        ==========    ==========



PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)

LIABILITIES                          March 31,1996  June 30,1996
                                     _____________  ____________

Accounts payable - trade                   $66,994       $70,199
                                        ----------    ----------

Accrued liabilities:
  Salaries & payroll taxes                 103,010       151,182
  Perpetual care trust fund                196,893       190,135
  Deferred revenue                         366,787       314,483
  Marker and inscription costs              76,876        76,026
  Other                                     36,512        33,192
                                        ----------    ----------
                                           780,078       765,018
                                        ----------    ----------

Notes payable                              912,629       989,065
                                        ----------    ----------


STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per
  share; authorized 1,000,000 shares,
  none issued and outstanding                    -             -
Common stock, par value $.10 per share;
  authorized 5,000,000 shares, issued
  and outstanding 1,309,670 at
  March 31, 1997 and June 30, 1996         130,968       130,968
Additional paid-in-capital               1,875,500     1,875,500
Accumulated deficit                     (1,111,003)   (1,217,313)
                                        ----------    ----------
                                           895,465       789,155
                                        ----------    ----------

                                        $2,655,166    $2,613,437
                                        ==========    ==========



PART I - FINANCIAL INFORMATION                                     FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                                      OAKRIDGE HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                            (UNAUDITED)

                              Three Months Ended March 31,    Nine Months Ended March 31,
                                       1996           1995             1996          1995
                          ________________________________  _____________________________

Revenue, net:
  Cemetery                         $507,847       $585,177       $1,657,119    $1,163,383
  Interest - Care Funds              56,227         41,007          172,756       166,159
  Other                               1,558          1,922            7,748        10,605
                                 ----------     ----------       ----------    ----------
    Total revenue                   565,632        628,106        1,837,623     1,940,147
                                 ----------     ----------       ----------    ----------

Operating expenses:
  Cemetery                          286,665        298,907          849,261       877,804
  Selling                            55,131         61,657          177,452       151,961
  General and administrative        198,387        213,319          605,795       536,372
                                 ----------     ----------       ----------    ----------
    Total operating expenses        542,183        873,883        1,632,508     1,566,137
                                 ----------     ----------       ----------    ----------

Income from operations               23,449         54,223          205,115       374,010

Interest expense                     20,261         13,878           58,805        80,782
                                 ----------     ----------       ----------    ----------

Income from continuing operations     3,188         40,345          146,310       293,228
Income taxes                              -         11,591           40,000       100,100
                                 ----------     ----------       ----------    ----------

Net income                            3,188         28,754          106,310       193,128

Accumulated deficit:
Beginning of period              (1,114,191)    (1,227,434)      (1,217,313)   (1,391,808)
                                 ----------     ----------       ----------    ----------

End of period                   $(1,111,003)   $(1,198,680)     $(1,111,003)  $(1,198,680)
                                 ==========     ==========       ==========    ==========

Earnings per share                    $.033          $.024            $.081         $.148
                                 ==========     ==========       ==========    ==========

Weighted average
  shares outstanding              1,309,670      1,198,242        1,309,670     1,304,492
                                 ==========     ==========       ==========    ==========



PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                      Nine Months Ended March 31,
                                              1996          1995
                                     ___________________________

Cash flows from operating activities:
  Net income                               $106,310      $193,128
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation                            49,840        41,199
    Amortization                            25,653             -
    Change in receivables                    5,215       (53,742)
    Change in inventories                    1,804         2,087
    Change in prepaid and other assets      14,603        97,639
    Change in accounts payable              (3,205)      (22,284)
    Change in accrued liabilities           15,060        14,954
                                        ----------    ----------
Net cash from operating activities         215,280       272,981
                                        ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment       (55,805)     (128,276)
  Investment in golf course                      -        50,000
                                        ----------    ----------
  Net cash from investing activities       (55,805)      (78,276)
                                        ----------    ----------

Net cash provided by operations
  after investing activities               159,475       194,705
                                        ----------    ----------

Cash flows from financing activities:
  Payments on long-term debt               (76,436)     (105,777)
  Proceeds from long-term debt                   -        23,801
                                        ----------    ----------
  Net cash from financing activities       (76,436)      (81,976)
                                        ----------    ----------

Net increase (decrease) in cash:            83,039       112,729

Cash at beginning of period                264,961       192,691
                                        ----------    ----------

Cash at end of period                     $348,000      $305,420
                                        ==========    ==========




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                          OAKRIDGE HOLDINGS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

A. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and, accordingly, do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included.

B. These statements should be read in conjunction with the financial statements and footnotes included in the Registrant's Annual Report on Form 10-KSB for the year ended
     June 30, 1996, previously filed with the Commission.

C.   The results of operations for the nine months ended March
     31, 1997, are not necessarily indicative of operating results to be expected for the full year.

D. Income tax provisions for interim periods are based on the current best estimate of the effective federal and state income tax rates spread evenly throughout the year.

E. Earnings per common share are based on the weighted average number of common shares outstanding during each period.





PART I - FINANCIAL INFORMATION                    FORM 10-QSB
ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                          OAKRIDGE HOLDINGS, INC.

               FINANCIAL & LIQUIDITY AND CAPITAL RESOURCES

     Since June 30, 1996 "operating working capital" (defined as receivables and prepaids less accounts payable and accrued liabilities, except for deferred revenue) increased $34,418. Lower receivables and other assets were more than offset by lower accounts payable and accrued salaries for the increase. The company showed a slight decrease in accounts receivable due to decreased sales in internment fees and auxiliary related items. The decrease in accrued liabilities is primarily due to lower accrued salaries and payroll taxes, is primarily due to timing of payment. The decrease in accounts payable is primarily due to increased cash flow.

     Inventory decreased $1,804 from June 30, 1996 primarily due to lot sales, with an increase in markers, urns and flower inventory.

     Other assets and prepaids increased $816 from June 30, 1996 primarily due to prepayment for insurance, training and related costs which was offset due to one time write off of loan amortization fees. Deferred taxes decreased $39,444 due to net income earned during the nine months. Investments remained unchanged during the nine month period.

     Notes payable decreased $76,436 from June 30, 1996 due to the payment on the debt.

     Stockholders' equity increased $106,310 from June 30, 1996 due to net income for the nine month period.

     The Registrant's present working capital has continued to improve and is sufficient to meet current operating needs.

     The Registrant's capital expenditure for equipment was $55,805 for nine months ended March 31, 1997. Consistent with its ongoing increase in net sales and operating efficiencies, the Registrant is investing substantial amounts to increase sales and operating efficiencies. The Registrant's planned capital expenditures will require an additional $50,000 of expenditures during fiscal year 1997.

The Registrant will be able to finance these capital expenditures primarily from cash flow from operations.

Cash and cash equivalents increased $83,039 during the first nine months of 1997. Operating activities provided cash of $215,280, and investing activities used cash of $55,805 or net cash provided by operations after reinvestment was $159,475. Payment of debt used cash of $76,436.

     The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

     The Registrant's ratio of indebtedness for borrowed money to equity of 102% at March 31, 1997, an improvement of 23% since
June 30, 1996.

     During the third quarter of fiscal year 1997, the operating cemeteries revenue decreased 5% over the prior fiscal year 1996, due to decreased internment fees; cost of sales increased 1% due to repairs and maintance; selling expenses increased 2% primarily due to the costs associated with the hiring of new sales manager and the Registrant's general & administrative expenses increased 13% primarily due to higher professional fees from litigation. Net cash provided by operations after reinvestment was $159,475 and net increase in cash was $83,039.


                         ENVIRONMENTAL LIABILITIES

     Subsequent to June 30, 1994, the Registrant commissioned an engineering study of its operating cemeteries for the purpose of determining the full extent of possible soil contamination. Five underground tanks were found to require removal and the adjoining soil to undergo remediation. The engineering estimate for this project was $195,000. A total of approximately $293,258 has been expensed by the Registrant as of March 31, 1997.

     The Registrant has been notified by the Illinois Environmental Protection Agency that the Registrant s clean-up plan may not be in full compliance with EPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 accrued at June 30, 1996 may be incurred, however, the Registrant cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement for the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.


                          RESULTS OF OPERATIONS:

                     NINE MONTHS ENDED MARCH 31, 1997:

CEMETERY - Cemetery revenue decreased 6% over the prior fiscal year as a result of price increases and decreased internments, with the sales of cemetery and mausoleum spaces remaining relatively constant with prior years. Operating expenses in relation to sales increased from 50% to 51% over the prior fiscal period.

INTEREST-CARE FUNDS - Income increased 4% due to the timing of payments on interest earned.

SELLING EXPENSES - Selling expenses in relation to revenue increased to 11% from 9% primarily due to group insurance for salesman and the hiring of a sales manager.

GENERAL AND ADMINISTRATIVE EXPENSES - General and Administrative expenses increased 13% due to increased legal fees associated with litigation. (Part II, Item 1)


                    THREE MONTHS ENDED MARCH 31, 1997:

CEMETERY - Cemetery revenue decreased 13% in comparison to prior fiscal year,primarily due to a decrease in number of cremations and number of internments. Operating expenses for third quarter have increased 5% primarily due to increased salaries and related benefits.

INTEREST-CARE FUND - Income increased 37% due to timing of payments from perpetual care funds and higher interest rates on investments in comparison to prior fiscal year.

SELLING EXPENSES - Selling expenses in relation to revenue remained constant at 11%.

GENERAL & ADMINISTRATIVE EXPENSES - General & Administrative expenses increased 8% or $14,932, due to higher professional services associated with litigation (Part II, Item 1).



PART II - OTHER INFORMATION                           FORM 10-QSB
ITEM  1 - LEGAL PROCEEDINGS


                          OAKRIDGE HOLDINGS, INC.

                        ITEM 1- LEGAL PROCEEDINGS:

     On September 6, 1995, the Registrant and the chairman of the Registrant was served with a complain in a lawsuit commenced by American National Financial Services, an Arizona corporation whose officer is Lee Brukman, a former chairman of the board of the Registrant asking for over $500,000 in damages. The complaint alleges a breach of an essential and material term of an agreement and that a Guaranty of Collection of the Lawrence G. Malanfant note, the former president of the Registrant, is also at issue is void. In addition, the complaint alleges interference with contractual relations. The Registrant and chairman believe that these allegations are baseless, and they are vigorously defending themselves against the claim. Accordingly, the Registrant has made no provisions for this claim.

     On March 19, 1997 the Superior Court of Arizona in Maricopa
County ordered the lawsuit dismissed with prejudice.






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


Date:  May 12, 1997