Form 10KSB
period 1997-06-30
OAKRIDGE HOLDINGS INC
filed 1997-09-25
CIK 73605

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _____ to_____.

Commission File Number 0-1937


                          OAKRIDGE HOLDINGS, INC.
          (Exact Name of Registrant as Specified in its Charter)

             MINNESOTA                    41-0843268
  (State of Incorporation)  (I.R.S. Employer Identification No.)

           4810 120TH STREET WEST, APPLE VALLEY, MINNESOTA 55124
                 (Address of Principal Executive Offices)

                              (612) 686-5495
             (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                  COMMON STOCK, PAR VALUE $.10 PER SHARE
                             (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days.    Yes [X]  No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to the Form 10-KSB.  [X]

The issuer's revenues for its most recent fiscal year were $2,585,443.

The aggregate market value of voting stock held by non-affiliates on September 23, 1997, was approximately $1,043,643 based on the average of the bid and ask price.

The number of shares outstanding of Registrant's only class of common equity on June 30, 1997, was 1,309,670.

No documents are incorporated by reference into this form.

Transitional small business disclosure format.  Yes [ ]  No [X]


                                  PART I

ITEM 1: BUSINESS

Oakridge Holdings, Inc., the registrant (the "Company") is a Minnesota corporation organized on March 6, 1961. It is primarily engaged in the operation of two cemeteries in Cook County, Illinois. The Company is involved in real estate holdings in Mohave County, Arizona. During fiscal 1995, the Company did not change its form of organization or mode of conducting business, except for: (1) acquisition of 10 waterfront lots on Colorado River in Mohave County, Arizona, with the option to purchase 31 additional lots, (2) acquisition of an option to develop a 18 hole championship golf course in Mohave County, Arizona, which the company did not exercise November, 1995, (3) retirement of 752,745 shares of common stock, and (4) a settlement of $250,000 to Aztar Casualty receiver in settlement of litigation.


CURRENT OPERATIONS

Through two wholly owned subsidiaries, Oakridge Cemetery (Hillside), Inc. and Glen Oak Cemetery the Company operates two adjacent cemeteries near Hillside, Illinois, used for the internment of human remains. The cemetery operations of the Company are discussed on a consolidated basis. The Company makes no functional distinction between the two cemeteries, except where noted.

The combined cemeteries have 176.7 total acres of which 12.8 are used for interior roads and other improvements leaving 163.9 net acres with 137,000 burial plots, of which 39,068 remain in inventory. The cemeteries have two mausoleums with 975 niches and 3,190 crypts of which 152 niches and 359 crypts remain in inventory. The Company also holds deeds to 188 unsold crypts located in Forest Home Cemetery in Forest Park, Illinois. Cook and DuPage Counties in Illinois serve as the principal market for the Company's services.

The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 26 to 35 year supply, based on the maintenance of current sales levels. This inventory is considered adequate, and the Company is presently developing a plan for adding more niches and crypts in the future.


SUMMARY FINANCIAL INFORMATION

                            FISCAL YEARS ENDED JUNE 30
                            1997          1996          1995
                      __________    __________    __________
Revenues:
Cemetery              $2,585,443    $2,614,973    $2,584,565
Other                          0             0             0
                      ----------    ----------    ----------
Total                 $2,585,443    $2,614,973    $2,584,565
                      ==========    ==========    ==========

Operating Profit (Loss) from Operations Before Other Income
(Expense), Income Taxes and Extraordinary Items:

Cemetery                $384,014      $446,940      $416,459
Environmental Costs            0       (33,258)      (60,009)
Interest                 (86,338)     (119,641)      (63,523)
Other Expense               (244)      (49,546)        2,222
                        --------      --------      --------
Total                   $297,432      $244,495      $295,149
                        ========      ========      ========

GOVERNMENTAL REGULATION

The Company holds all governmental licenses necessary to carry on its cemetery business and all such licenses are current.

The Company is required to place a portion of all sales proceeds of cemetery lots, niches, and crypts in a trust fund for the perpetual care of the cemeteries. The Company is required by Illinois law to place 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of crypt spaces into a perpetual care fund. Earnings from these funds are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs. The Company's perpetual care funds balance as of June 30, 1997, was approximately $3,850,000.

The Company has a pre-need trust account for the delivery of vaults and internment services. The market value of the trust as of June 30, 1997 was approximately $477,000. The trust is administered by Access Financial Group, Inc., through a master trust with the Illinois Cemetery Association.


COMPETITION

The Company's cemetery business competes in Cook and DuPage Counties in Illinois. Competitive factors in the cemetery business are primarily predicated on location, convenience, service, and heritage. Decisions made by customers are only minimally influenced, it at all, by pricing.


OTHER BUSINESS INFLUENCES

The Company's cemetery business does not exercise seasonal fluctuations, nor is it dependent upon any customer or group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to any understanding of Company's business.


MARKETING

Sales are made to customers utilizing the facilities primarily on an at-need basis, i.e., on the occurrence of a death in the family when the products and services and interment space are sold to the relatives of the deceased. Marketing, per se, takes the form of satisfied customers based on superior location and services rendered, and resultant word-of-mouth recommendation.


EMPLOYEES

As of June 30, 1997, the Company has 20 full time and 8 part time or seasonal employees. The Company considers its labor relations to be good.


ENVIRONMENTAL

Subsequent to fiscal year 1994, the Company commissioned an engineering study of its property for the purpose of determining the full extent of possible soil contamination. Five underground fuel tanks were found to require removal and the adjoining soil to undergo remediation.

During 1997, the Company expensed $-0- for current or future expenditures and a total of approximately $292,000 has been spent in its clean-up efforts. Furthermore, the Company was notified by the Illinois Environmental Protection Agency that the clean-up plan may not be in full compliance with EPA guidelines. The Company has responded to the Illinois Environmental Protection Agency with a work plan that calls for additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the Illinois Environmental Protection Agency. Additional costs beyond the $28,500 accrued for at June 30, 1997 may be incurred, however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the plan has EPA approval. Accordingly, the Company has made no provision for reimbursement.


REAL ESTATE DEVELOPMENT

Mohave County, Arizona Golf Course Rights

On December 5, 1994, the registrant acquired from Mohave Shores
Development, Inc., in the land leased from the Fort Mojave Tribal
Corporation, the right to negotiate with the Tribal Corporation for the development of a golf course, reception of the proceeds of up to $6,000,000 of bonds when sponsored by the Tribal
Corporation, allocation of 1,500 acre feet of water rights for use in connection with the golf course, an option to develop either a 200 unit lodge or 200 dwelling unit lots adjacent to golf course, and an option to the commercial site proposed under the master lease. The Company paid Mohave Shores Development,
Inc. $50,000 cash and 425,000 shares of the Company s common stock for these rights to negotiate. The shares were issued into escrow pending the execution of the golf course lease by the Tribal
Corporation, the delivery of the bond proceeds and the execution of the water rights agreement. The rights of Mohave Shares
Development, Inc. to the cash and the Company common stock were terminated on November 30, 1995, the 425,000 shares of common stock was returned, and the $50,000 was written off as uncollectible.

Mohave County, Arizona Water Front Lots

On December 27, 1994, the Company acquired from Mohave Shores Development, Inc. the right to a 50 year sublease for the land leased from the Fort Mojave Tribal Corporation for 10 residential dwelling units adjacent to the Colorado River and an option for an additional 31 residential dwelling units in that leased land. The Company paid Mohave Shores Development, Inc. $250,000 for these rights and options. The Company, at the present time, plans to hold the property and sell the lots to builders or home buyers. Additional expenditures will be immaterial.


ITEM 2: PROPERTIES.

The Company's principal executive offices are located at 4810 120th Street West, Apple Valley, Minnesota, and are leased at no cost. The Company moved its offices to this address on August 30, 1996, from Minneapolis, Minnesota where the offices were located since January 1993.

As of June 30, 1997, the principal properties of the Company are the cemeteries in Hillside, Illinois. The cemetery operations are discussed in Business.

The cemeteries are subject to a mortgage in the principal amount of $685,190. See Financial Statements, beginning on page F-1 for payment details.


ITEM 3: LEGAL PROCEEDINGS

None


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                 PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Trading in the Company's common stock is in the over-the-counter market, primarily through listings in the National Quotation Bureau "pink sheets", although the market in the stock is still not well-established. The table below sets forth the range of bid and ask prices for the two most recent fiscal years. Prices used in the table were reported to the Company by National Quotation Bureau, Inc. These quotations represent inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.


                                               FISCAL YEAR

                                            1997          1996

First Quarter                           $.63 - 1.19   $.25 -  .63

Second Quarter                           .63 - 1.13    .50 -  .94

Third Quarter                            .63 -  .88    .57 -  .94

Fourth Quarter                           .38 -  .75    .63 - 1.32


As of September 18, 1997, the number of holders of record of the Company's Common Stock was 1,930.

The Company has never paid dividends on its common stock and does not anticipate a change in this policy in the foreseeable future.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS

FISCAL 1997

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from continuing cemetery operations to meet cash needs and funding capital requirements for operations. Funeral industry businesses have provided sufficient cash during the past three years to support day-to-day operations and cover immediate debt service requirements. Since 1995 cash flow from operations has increased, and liquidity has continued to improve. The registrant has secured a line of credit for $225,000 to meet any uncertainties that are likely to materially affect liquidity.

There are no expected changes in the number of full time, part-time or seasonal employees employed by the Company.

The Company operating subsidiaries have a five year plan for capital expenditures in the 1997 to 2001 period of approximately $600,000 for road improvements, fencing of property, increased inventory of niches and crypts in Mausoleum and outdoors, equipment and modernization programs for computer software and hardware.

Net income in fiscal year 1997 resulted in the company's ability to generate sufficient cash flow from operations to finance its operations, fund capital expenditures, pay immediate debt and continue to solve its environmental problems.


RESULTS OF OPERATIONS

In fiscal year 1997, cemetery revenues remained relatively flat with cemetery lot sales and interment fees remaining stable in comparison to prior years, but Mausoleum sales and cremations fees decreased approximately $37,090 (or 15%). The decrease is primarily attributable to the increased competition, change in marketing strategies and publicity surrounding the past lawsuit in regards to idenmifaction of cremation remains. Investment income from the cemetery care funds increased $3,591 or 2%, which was due primarily to the increase in trust assets.

Gross profit before expenses decreased $2,877 or 1% over the prior fiscal year. The decrease in attributable to decreased costs of Mausoleum sales and related costs.

Operating expenses remained constant with a less than 1% decrease in comparison to prior fiscal years.

Selling expenses increased $22,858 or 10% over the prior fiscal year. The increase is attributable to the having a full-time sales manager for twelve months. When retained by management it was atticapted that this individual would be able to increase productivity and enhance customer service. Customer service was improved but sales continue to remain flat.

General and administrative expenses increased $9,091 or 1% over the prior fiscal year, primarily due to increased legal expenses of $41,230 or 44%, which was due to prior lawsuits brought against the Company, which were either settled for a immaterial cost or dismissed by the courts. All other costs remained constant or decreased due to effective cost controls.

Other expenses decreased $115,863 or 43% over the prior fiscal year, primarily due to the company recording no environmental expenditures in 1997 and $33,258 in 1996, no loss on investment in property rights in 1997 and $50,000 in 1996 and because of decreased interest expense associated with reduced debt.


FISCAL 1996

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from continuing cemetery operations to meet cash needs and funding capital requirements for operations. Funeral industry businesses have provided sufficient cash during the past three years to support day-to-day operations and cover immediate debt service requirements. Ever since new management was installed in 1993 cash flow from operations has increased, and liquidity has continued to improve. The registrant has secured a commitment for a line of credit for $250,000 to meet any uncertainties that are likely to materially affect liquidity.

The Company operating subsidiaries have a five year plan for capital expenditures in the 1996 to 2000 period of approximately $750,000 for road improvements, increased inventory of niches and crypts in Mausoleum and outdoors, and modernization programs for computer software and hardware.

Net income in fiscal year 1996 resulted in the Company's ability to generate sufficient cash flow from operations to finance its operations, continue to solve its environmental problems, fund capital expenditures and pay immediate debt.


RESULTS OF OPERATIONS

In fiscal year 1996, cemetery revenues increased $28,764 or 2%. This modest increase was achieved despite a decrease in at need services of 148 services or 9% from the prior fiscal year. Decrease in services or increase in revenues is primarily attributable to managements' efforts to maximize the cemetery's remaining inventory by increasing the ratio of higher end services in relation to prior years. Memorial sales decreased $57,470 over fiscal year 1995 (or 17%). This decrease is primarily attributable to the increase competition by both funeral homes, and memorial stores and dramatic changes in the cemetery's marketing staff. Interest earned from the cemetery care funds increased $12,494 or 6%, which was due primarily to higher rates of return on the trust assets.

Gross profit from operating subsidiaries before expenses increased $48,347 or 3% over the prior fiscal year. This increase is attributable to management's continuing efforts to secure the most competitive pricing available.

Operating expenses from operating subsidiaries increased $29,273 or 3% over the prior fiscal year, primarily due to the increase in repair and maintenance expenditures of $10,660, wages paid to grounds personnel of $6,786, and depreciation expense of $10,207, caused by the increased level of depreciable assets.

Selling expenses from operating subsidiaries increased $23,496 or 12% over the prior fiscal year. The increase is attributable to the hiring of a full-time sales manager. It is contemplated by management that this individual will be able to increase productivity of the family service counselors and enhance customer service.

General and Administrative expenses decreased $28,863 or 3% over the prior fiscal year, primarily due to decreased travel costs, with other costs remaining constant or decreasing due to effective cost controls by management.

Other expenses increased $81,135 primarily because of interest associated with debt and loss on investment in property rights of $50,000.


FISCAL 1995

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from continuing cemetery operations to meet cash needs and funding capital requirements for operations. Funeral industry businesses have provided sufficient cash during the past three years to support day-to-day operations and cover immediate debt service requirements. But now, after several years of turmoil and confused strategic directions from the prior management, new management's changes in operations and strategic focus have increased cash flow from operations, increased the Company's liquidity, and secured a line of credit to enable the Company to invest in raw land, rights to a golf course, repurchase of common stock, and provide for the administrative needs of the Company.

The Company's operating subsidiaries have a five year plan for capital expenditures in the 1995 to 1999 period of approximately
$375,000 for equipment and modernization programs.

Net income in fiscal year 1995 has resulted in the Company's ability to generate sufficient cash flow from operations to finance its cash operations, environmental problems, and immediate debt.


RESULTS OF OPERATIONS

In fiscal year 1995, cemetery revenues increased $253,101 or 12%, primarily due to increased market share and 5% price increases and a $9,787 increase in earnings of the cemetery care funds, which was due primarily to higher rates of return on the trust assets. At-need services increased 109 services or 7 percent, marker sales increased 11% and lot sales increased 174 spaces or 7% between fiscal year 1995 and 1994, due to (a)stable population levels and increased death rates in the market (b)increased market shares due to difficulty experienced by a close competitor, and (c) more aggressive marketing efforts by family service counselors.

Operating expenses increased $62,965 or 6% in fiscal year 1995, primarily due to increase in wages of $30,389 or 6%, group insurance benefits for ground employees of $12,683 or 22%, and depreciation expense of $15,453 or 55%, caused by the increased level of depreciable assets.

Selling expenses increased $21,251 or 12%, the increase in cost is reasonable in relation to the increased sales of 12%. The only increase was an increase in sales commissions of $26,460 or 18%. All other expenses decreased $5,208 or 21%, with the largest decrease being the cost of fringe benefits.

General and Administrative expenses increased $25,490 or 3%, primarily because of the increase in bad debt expense of $19,932 or 100%, salaries increased $12,966 or 7% and professional fees increased $28,369 or 26%. The increase in bad debts was caused by the write down of uncollectible public aid claims and Forest Home Cemetery's bankruptcy filing. The increase in salaries was caused by additional staff and a new contract for the general manager. The increased costs for professional expenses related to costs of purchasing the majority shareholder's shares, land condemnation problem with the state of Illinois, and an arbitration hearing with the former general manager.

Other expenses increased $29,435 or 32% primarily because of interest associated with debt and additional environmental costs of $63,523 associated with on going clean up of the property.


ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements of the Company for the fiscal years ending
June 30, 1997 and 1996 are included at Item 13, F-1.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

During fiscal year 1996 the board of directors approved the change of accounting firms to Stirtz Bernards Boyden Surdel & Larter P. A. The Company believes there were no disagreements with the prior accounting firm of Blackman Kallick Bartelstein who audited the registrant during the fiscal year 1995. The financial report for 1995 did not contain an adverse opinon or a disclaimer of opinion, nor was the report modified as to uncertainty, audit scope or accounting principles.


PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
   ACT.

Directors hold office for a one-year term or until their successors are duly elected and qualify. Each director has served continuously since the year indicated. The age and principal occupation or employment of all directors as set forth below. All occupations or directors are the Company, unless otherwise indicated.

Robert C. Harvey, (46), Director, Chairman of the Board, and
Chief Executive Officer since 1992. Mr. Harvey is also a partner in the accounting firm of Harvey & Co. from 1992 to the present.

Robert B. Gregor, (46), Secretary and Director since 1993.  Mr.
Gregor has been the Senior Account Executive of E.F. Johnson Co.
since 1993.  From 1977 to 1993, Mr. Gregor was a Sales Team
Manager at Motorola Communications.

Hugh H. McDaniel, (57), Director since 1992. Mr. McDaniel has been a residential real estate broker since 1973.



ITEM 10: EXECUTIVE COMPENSATION

                                     SUMMARY COMPENSATION TABLE

                                     Annual                          Long Term
                                  Compensation                      Compensation
                 _________________________________________________  ____________

Name and                                           Other Annual         Awards
Principal Position     Year     Salary(1)  Bonus   Compensation(3)      Options

Robert C. Harvey(2)
Chairman of the Board
and Chief Executive
Officer                1997     $90,000
                       1996     $90,000                $1,750           $15,200
                       1995     $78,750                $3,000

(1) Includes amounts accrued by the Company to Mr. Harvey of $15,000 in 1997, $45,000 in 1996, and $37,500 in 1995.

(2) Mr. Harvey was employed by the Company as Chairman of the Board and Chief Executive Officer in November 1992.

(3) Medical insurance

OPTION GRANTS AND EXERCISES

The following table summarizes options granted to named executive officer during 1997, 1996, and 1995.

                     OPTION GRANTS IN LAST FISCAL YEAR

                             Individual Grants

             Number of
             Securities    % of Total        Exercise
             Underlying    Options Granted   or Base
             Options       to Employees      Price     Expiration
Name         (1)Granted    in Fiscal Year     ($/SH)    Date
_________________________________________________________________

Robert C. Harvey
1997
1996         40,000(2)        100%            $0.25    06/30/99
1995         70,000(3)        100%            $0.25    06/30/97
_________________________________________________________________

(1) All the options granted to Mr. Harvey were granted pursuant to his employment contract. See "Executive Compensation and Other Benefits -- Employment Agreement". Options are exercisable so long as Mr. Harvey remains in the employ of the Company.

(3) These options were granted on September 30, 1994 and are fully vested.

(2) These options were granted on June 30, 1996 and are fully vested.

EMPLOYMENT AGREEMENT

The Company has an employment contract with Mr. Harvey, the Chairman of the Board and Chief Executive Officer of the Company. Under the agreement, Mr. Harvey is to receive annual compensation of $90,000 and a bonus equal to 10% of the company's net income over $300,000 and 15% of the company's net income over $500,000. Under this agreement, in addition to his salary and bonus, Mr. Harvey will receive options to purchase an additional 10,000 shares at $0.25 per share for each $100,000 of net income the Company achieves over $300,000 and options to purchase 40,000 shares based on the performance of the Company's stock in the public market. Mr. Harvey was granted options to purchase 70,000 shares in September, 1994 and 40,000 shares in June, 1996, under the terms of his employment agreement with the Company.


COMPENSATION OF DIRECTORS

Directors who are not salaried employees of the Company are paid $500 as an annual director's fee plus a fee of $200 per meeting attended. Directors are also reimbursed for travel and lodging expenses as appropriate. There was one board of directors meeting and two meetings by telephone and directors received $1,000 for these meetings.

On May 18, 1990, the Board of Directors approved a nonqualified stock option plan for outside directors. Under the plan, each outside director received options to purchase 3,500 shares of the Company s common stock at an excercise price per share equal to the market price at the grant date. These stock options are exercisable for a period of ten years from the grant date for active board members or for a period of twelve months from the date of termination for former board members. The Company reserved 21,000 shares of common stock for issuance under the plan, of which 3,500 shares have been issued, an option for 3,500 shares is outstanding and 14,000 shares are available for issuance.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

The following table contains information as of June 30, 1997, concerning the beneficial ownership of the Company's common shares by Mr. Robert C. Harvey, each director, by all directors and officers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common shares.

Name of Individual
or Persons in Group           Number of Shares(a)      % of Class
_________________________________________________________________
Robert C. Harvey                  249,594(b)              19.1%
4810 120th Street West
Apple Valley, MN 55124

Robert B. Gregor                  118,264(c)               9.0%
844 Oriole Lane
Chaska, MN 55337

Hugh McDaniel                       5,100(d)                *
4090 Mission Blvd.
San Diego, CA 92109

All Officers and Directors         372,958                 28.5%
as a Group (3 persons)

*Less than 1.0%

(a) Unless otherwise noted, all shares shown are held by persons possessing sole voting and investment power with respect to such shares.

(b) Includes 40,572 held by Mr. Harvey's wife and children to which Mr. Harvey may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition, 40,000 of the 249,594 share total listed in the table are shares that could be acquired upon exercise of an option. In addition 10,000 are held jointly by Mr. Harvey and his wife.

(c) Includes 5,450 held by Mr. Gregor's wife and children to which Mr. Gregor may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition 77,100 are held jointly by Mr. Gregor and his wife.

(d) Includes 3,500 of the 5,100 share total listed in the table are shares that could be acquired upon exercise of options as a board member.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended June 30, 1997, 1996, and 1995, amounts paid for compliance services to entities related to the chief executive officer were $12,192, $10,908, and $6,014, respectively. The Company leases office space from the chief executive officer at no cost.


ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a) The following documents are filed or incorporated by reference as part of this Form 10-KSB.

     (1) The following consolidated financial statements of Oakridge Holdings, Inc. and Subsidiaries, together with the Independent Auditors Report are filed in this report at
     Item 13, F-1:

     Independent Auditor's Report

     Consolidated Balance Sheets as of June 30, 1997, 1996 and
     1995

     Consolidated Statements of Operations for Years Ended
     June 30, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity for Years
     Ended June 30, 1997,1996 and 1995

     Consolidated Statements of Cash Flows for Years Ended
     June 30, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements


(2) The schedule of exhibits required to be furnished by Item 601 of Regulations S-B is as follows:

     3(i)Amended and Restated Articles of Incorporation as amended. (1)

     3(ii)Amended and Superseding By-Laws as amended. (1)

     10(a)Outside Directors Non-qualified Stock Option Plan. (1)

     10(b)Robert C. Harvey Employment Agreement. (1)

     10(c)Stock purchase agreement. (1)

     10(d) Loan documents for Line of Credit.

     10(e) Subordinated Debenture Agreement. (1)

     10(f) Loan documents for Mortgage Note Payable.

     21 Subsidiaries of Registrant.

            (1) Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1996


(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.


F-1




                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED JUNE 30, 1997, 1996 AND 1995




                             TABLE OF CONTENTS




                                                     PAGE

Independent Auditors' Report                          1


Consolidated Financial Statements:

     Consolidated Balance Sheets                      2

     Consolidated Statements of Operations            3

     Consolidated Statements of Stockholders' Equity  4

     Consolidated Statements of Cash Flows            6

     Notes to Consolidated Financial Statements       8





<PAGE 1>

{Letterhead of  Independent Auditors}



To The Board of Directors and Stockholders
Oakridge Holdings, Inc. and Subsidiaries
Apple Valley, Minnesota


                       INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 1997 and
1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of Oakridge
Holdings, Inc. and Subsidiaries as of June 30, 1995, were audited by other auditors whose report dated September 1, 1996, expressed an unqualified opinion on those financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June
30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Stirtz Bernards Boyden Surdel & Larter, P.A.

Edina, Minnesota
September 5, 1997





<PAGE 2>

                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS


                                           June 30,
                              __________________________________

                                 1997        1996        1995
                              __________  __________  __________

ASSETS

Cash and cash equivalents     $  382,287  $  264,691  $  192,691
                              ----------  ----------  ----------
Receivables:
  Trade, less allowance for
   doubtful accounts of $15,000
   in 1997, $33,800 in 1996,
   and $25,500 in 1995           476,443     446,891     397,386
  Trust income (Note 12)         106,855      66,750      62,900
                              ----------  ----------  ----------
     Total receivables           583,298     513,641     460,286
                              ----------  ----------  ----------
Inventories:
 Cemetery and mausoleum space
  available for sale             682,108     701,490     724,030
 Markers, urns and flowers        15,924      15,675      14,156
                              ----------  ----------  ----------
     Total inventories           698,032     717,165     738,186
                              ----------  ----------  ----------
Property and equipment:
 Property and equipment        1,760,528   1,701,490   1,569,774
 Less accumulated depreciation(1,286,611) (1,217,310) (1,153,419)
                              ----------  ----------  ----------
     Total property and
     equipment, net              473,917     484,180     416,355
                              ----------  ----------  ----------
Prepaid expenses and
 other assets                     39,384      46,331      79,578
                              ----------  ----------  ----------
Deferred income taxes            256,000     337,429     407,249
                              ----------  ----------  ----------
Investment in property rights-
 Mohave Shores Development Inc.  250,000     250,000     831,250
                              ----------  ----------  ----------
                              $2,682,918  $2,613,437  $3,125,595
                              ==========  ==========  ==========







                                         June 30,
                              __________________________________

                                 1997        1996        1995
                              __________  __________  __________

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Note payable   bank           $   75,000  $        -  $        -
                              ----------  ----------  ----------

Accounts payable - trade          42,418      70,199      95,484
                              ----------  ----------  ----------
Accrued liabilities:
 Accrued salaries and
  payroll taxes                  124,971     151,182     125,724
 Perpetual care trust funds      227,087     190,135     177,044
 Deferred revenue                389,609     314,483     234,586
 Accrued marker and
  inscription costs               77,976      76,026     100,826
 Accrued environmental costs      28,500      28,500           -
 Other                             7,167       4,692      23,736
                              ----------  ----------  ----------
     Total accrued liabilities   855,310     765,018     661,916
                              ----------  ----------  ----------
Mortgage, debentures and
 other notes payable             706,603     989,065   1,315,485
                              ----------  ----------  ----------

Commitments and contingencies
 (Note 7)                              -           -           -

Stockholders' equity:
 Preferred stock - $.10 par
  value; authorized - 1,000,000
  shares; issued - none                -           -           -
 Common stock - $.10 par value;
  authorized - 5,000,000 shares;
  issued and outstanding -
  1,309,670 shares in 1997
  and 1996, and 1,623,242
  shares in 1995                 130,968     130,968     162,325
 Additional paid-in capital    1,875,500   1,875,500   2,282,193
 Accumulated deficit          (1,002,881) (1,217,313) (1,391,808)
                              ----------  ----------  ----------
    Total stockholders' equity 1,003,587     789,155   1,052,710
                              ----------  ----------  ----------
                              $2,682,918  $2,613,437  $3,125,595
                              ==========  ==========  ==========

              See Notes to Consolidated Financial Statements


<PAGE 3>

                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                           June 30,
                              __________________________________

                                 1997        1996        1995
                              __________  __________  __________
Revenue:
 Cemetery                     $2,344,988  $2,378,109  $2,349,345
 Trust and interest income       240,455     236,864     235,220
                              ----------  ----------  ----------
     Total revenue             2,585,443   2,614,973   2,584,565
                              ----------  ----------  ----------
Operating expenses:
 Cemetery                      1,210,979   1,209,532   1,204,238
 Selling                         247,800     224,942     201,446
 General and administrative      742,650     733,559     762,422
                              ----------  ----------  ----------
     Total operating expenses  2,201,429   2,168,033   2,168,106
                              ----------  ----------  ----------
Income from operations           384,014     446,940     416,459
                              ----------  ----------  ----------
Other income (expense):
 Environmental costs                   -     (33,258)    (63,523)
 Interest expense                (86,338)   (119,641)    (60,009)
 Loss on investment in
  property rights                      -     (50,000)          -
 Other                              (244)        454       2,222
                              ----------  ----------  ----------
     Total other income
      (expense)                  (86,582)   (202,445)   (121,310)
                              ----------  ----------  ----------
Income before income taxes       297,432     244,495     295,149

Income taxes                      83,000      70,000     104,637
                              ----------  ----------  ----------
Net income                    $  214,432  $  174,495  $  190,512
                              ==========  ==========  ==========

Primary earnings and fully
 diluted earnings per common
 share                              $.16        $.12        $.09
                              ==========  ==========  ==========

              See Notes to Consolidated Financial Statements



<PAGE 4>

                              OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                              YEARS ENDED JUNE 30, 1997, 1996 AND 1995


                                     Additional
                                    Common Stock       Paid-In    Accumulated
                                  Shares    Amount     Capital      Deficit       Total
                               ___________________   __________   ___________  __________

Balance, June 30, 1994         1,835,965  $183,597   $2,459,774   $(1,582,320) $1,061,051

Issuance of stock at $.25 per
 share on August 22, 1994 as
 part of director stock options    3,500       350          525             -         875

Issuance of stock at $.25 per
 share on August 22, 1994 as
 part of employee stock options   60,000     6,000        9,000             -      15,000

Issuance of stock at $.25 per
 share on December 5, 1994 as
 part of employee stock options   30,000     3,000        4,500             -       7,500

Issuance of stock at $1.00 per
 share on December 5, 1994 as
 part of employee stock options   21,522     2,152       19,370             -      21,522

Issuance of escrow stock at $1.25
 per share on December 5, 1994
 as part of property rights
 purchase price                  425,000    42,500      488,750             -     531,250

Redemption of common stock
 on April 29, 1995              (752,745)  (75,274)    (699,726)            -    (775,000)

Net income                            -         -            -       190,512     190,512
                               ---------  --------   ----------    ----------  ----------
Balance, June 30, 1995         1,623,242   162,325    2,282,193    (1,391,808)  1,052,710

Return of escrow stock in
 December, 1995                 (425,000)  (42,500)    (488,750)            -    (531,250)

Conversion of subordinated
 debentures into common
 stock on June 25, 1996          111,428    11,143       66,857             -      78,000

Paid-in capital - stock
 options, June 30, 1996                -         -       15,200             -      15,200

Net income                             -         -            -       174,495     174,495
                               ---------  --------   ----------   -----------  ----------
Balance, June 30, 1996         1,309,670   130,968    1,875,500    (1,217,313)    789,155

Net income                             -         -            -       214,432     214,432
                               ---------  --------   ----------   -----------  ----------
Balance, June 30, 1997         1,309,670  $130,968   $1,875,500   $(1,002,881) $1,003,587
                               =========  ========   ==========   ===========  ==========

                           See Notes to Consolidated Financial Statements


<PAGE 6>

                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                           June 30,
                              __________________________________

                                 1997        1996        1995
                              __________  __________  __________
Cash flows from operating
 activities:
 Net income                   $  214,432  $  174,495  $  190,512
  Adjustments to reconcile net
   income to net cash flows
   from operating activities:
    Depreciation                  69,301      66,321      61,383
    Deferred income taxes         81,429      69,820     104,637
    Loss on investment in
     property rights                   -      50,000           -
    Compensation expense -
     stock options                     -      15,200           -
    Receivables                  (69,657)    (53,355)    (90,754)
    Inventories                   19,133      21,021     (14,555)
    Prepaid expenses and
     other assets                  6,947      33,247     (59,891)
    Accounts payable - trade     (27,781)    (25,285)    (43,242)
    Accrued liabilities           90,292     103,102    (187,336)
                               ----------  ----------  ----------

     Net cash flows from
      operating activities       384,096     454,566     (39,246)
                              ----------  ----------  ----------

Cash flows from investing
 activities:
 Purchase of property
  and equipment                  (59,038)   (134,146)   (143,715)
 Investment in property rights         -           -    (300,000)
                              ----------  ----------  ----------
     Net cash flows from
      investing activities       (59,038)   (134,146)   (443,715)
                              ----------  ----------  ----------
Cash flows from financing
 activities:
 Principal payments on
  long-term debt                (282,462)   (254,890)   (285,618)
 Increase in note payable bank    75,000           -           -
 Issuance of long-term debt            -      28,470   1,200,000
 Principle payments on debentures      -     (22,000)          -
 Proceeds from issuance of
  debentures                           -           -     100,000
 Proceeds from issuance of
  common stock                         -           -      44,897
 Retirement of common stock            -           -    (775,000)
                              ----------  ----------  ----------
     Net cash flows from
      financing activities      (207,462)   (248,420)    284,279
                              ----------  ----------  ----------
     Net change in cash and
      cash equivalents           117,596      72,000    (198,682)

Cash and cash equivalents,
 beginning of year               264,691     192,691     391,373
                              ----------  ----------  ----------
Cash and cash equivalents,
 end of year                  $  382,287  $  264,691  $  192,691
                              ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                           June 30,
                              __________________________________

                                 1997        1996        1995
                              __________  __________  __________

Cash paid during the years for:

  Interest                    $   86,338  $  133,932  $   45,715
                              ==========  ==========  ==========

  Income taxes                $      560  $        -  $        -
                              ==========  ==========  ==========


OTHER NONCASH INVESTING AND FINANCING ACTIVITIES

In January 1997, $750,000 of long-term debt was refinanced with the issuance of long-term debt.

In June 1996, $78,000 of subordinated debentures were converted into 111,428 shares of common stock.

In December 1995, common stock valued at $531,250 was returned to the Company from escrow and retired, and the investment in property rights - Mohave Shores Development, Inc. was reduced by $531,250.

                           See Notes to Consolidated Financial Statements


<PAGE 8>

                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIRES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   YEARS ENDED JUNE 30, 1997, 1996, 1995



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a Minnesota corporation organized on March 6, 1961. It is engaged in the operation of two cemeteries in Illinois. The cemetery operations routinely grant credit to pre-need customers, substantially all of whom are in the Chicago area.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly owned. All material intercompany balances and transactions have been eliminated in consolidation.

UNCLASSIFIED BALANCE SHEETS

The Company presents unclassified balance sheets. The current/noncurrent presentation is deemed to have little or no relevance due to the nature of the Company's operations.

ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

INVENTORIES

The cemetery and mausoleum space available for sale is stated at the lower of cost (determined by an allocation of the total purchase and development costs of each of the properties to the number of spaces available) or market. Included in cemetery space available for sale is land held in a land trust in which a wholly owned subsidiary of the Company is the sole beneficiary.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to operations as incurred and significant renewals and betterments are capitalized.

INVESTMENT IN PROPERTY RIGHTS - MOHAVE SHORES DEVELOPMENT INC.

The Company considers the costs of these intangibles to be part of the developmental cost and will be matched against any revenue from the development.

CEMETERY AND MAUSOLEUM SPACE REVENUE

Under the Cemetery Care Act of the State of Illinois, the Company is required to transfer a portion of the proceeds of each sale of cemetery and mausoleum space to perpetual care trust funds. The reported net revenue has been reduced by the portion of the sales price that is required to be remitted to the perpetual care trusts.

Income on the perpetual care trust funds is recorded as cemetery revenue in the accompanying consolidated financial statements as earned.
Distributions from the perpetual care trusts are used for care and maintenance of the cemetery. Expenses are recognized as incurred.

DEFERRED REVENUE

Pre-need contracts include charges for services to be performed at a later date. Revenue on these services is deferred to the period in which the services are performed.

INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes relate to differences between the financial and tax bases of certain assets and liabilities. The significant temporary differences relate to fixed assets, valuation allowances, certain accruals and operating loss carryforwards that are available to offset future taxable income. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

STOCK OPTIONS

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, Accounting
for Stock-Based Compensation.   This new standard defines a fair value
based method of accounting for an employee stock option or similar equity instrument. This statement gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Option No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the pro forma net income and earnings per share as if SFAS No. 123 had been adopted. This statement is effective for the Company s 1997 fiscal year. However, there were no stock options issued in fiscal year 1997, and the effect of the stock options issued in 1996 under SFAS No. 123 is immaterial to the 1996 net income and earnings per share. The Company intends to continue using the measurement prescribed by APB Opinion No. 25, and accordingly, this pronouncement will not affect the Company s financial position or results of operations.

ENVIRONMENTAL COSTS

Environmental expenditures that pertain to current operations or relate to future revenue are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenue are expensed. Liabilities are recognized for remedial activities when the clean-up is probable and the cost can be reasonably estimated.

CONCENTRATIONS OF CREDIT RISK

The Company's cash deposits from time to time exceed federally insured limits. The Company has not experienced any losses on its cash deposits in the past.

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The credit risk is limited due to the large number of entities comprising the Company's customer base. At June 30, 1997, the Company had no significant concentrations of credit risk.


2. INVENTORIES

Inventories of cemetery and mausoleum space available for sale consist of the following:

                                 1997        1996        1995
                              __________  __________  __________
Cemetery space                $  556,265  $  572,523  $  588,877
Mausoleum space                  125,843     128,967     135,153
                              ----------  ----------  ----------
                              $  682,108  $  701,490  $  724,030
                              ==========  ==========  ==========

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                 1997        1996        1995
                              __________  __________  __________
Land                          $   50,000  $   50,000  $   50,000
Land improvements                252,373     213,773     155,622
Building and improvements        522,881     522,881     510,531
Vehicles                         198,617     198,617     165,918
Equipment                        736,657     716,219     687,703
                              ----------  ----------  ----------
                              $1,760,528  $1,701,490  $1,569,774
                              ==========  ==========  ==========

Depreciation charged to operations was $69,301 in 1997, $66,321 in 1996, and $61,383 in 1995.


4. INVESTMENT IN PROPERTY RIGHTS

Mohave Shores Development Inc. (MSD), a Nevada corporation, has a master lease agreement with the Fort Mohave Tribal Corporation (Tribal
Corporation) located in Arizona. In December 1994, the Company purchased from MSD a development ground sublease and an option to develop and operate a golf course. The option to develop and operate a golf course expired November 30, 1995. The property under rights is located in the County of Mohave, Arizona.

Development Ground Sublease

The Company purchased the right to develop 10 dwelling units for $250,000. The right has a term of 50 years. In addition, the Company has the right to purchase 31 additional development units in increments. Each increment would require additional fees to a total aggregate of $1,300,000.

Development of a Golf Course

The Company acquired from Mohave Shores Development, Inc. the right to negotiate with the Tribal Corporation for the development of a golf course, reception of the proceeds of up to $6,000,000 of bonds when sponsored by the Tribal Corporation, allocation of 1,500 acre feet of water rights for use in connection with the golf course, an option to develop either a 200-unit lodge or 200 dwelling unit lots adjacent to the golf course, and an option to the commercial site proposed under the master lease. The Company paid Mohave Shores Development, Inc. $50,000 cash and 425,000 shares of the Company's common stock for these rights to negotiate. The shares were issued into escrow pending the execution of the golf course lease by the Tribal Corporation, the delivery of the bond proceeds and the execution of the water rights agreement. The rights of Mohave Shares Development, Inc. to the cash and the Company common stock were terminated November 30, 1995 and the 425,000 shares of common stock was returned, and the $50,000 was written off as uncollectible.


5. NOTE PAYABLE - BANK

The Company has a $225,000 line-of-credit of which $150,000 was unused and available at June 30, 1997. Interest is payable monthly at the prime rate (8.25% at June 30, 1997). The note is secured by the assets of a wholly owned subsidiary and matures November 1, 1997.


6. MORTGAGE, DEBENTURES AND OTHER NOTES PAYABLE

Mortgage, debentures and other notes payable consisted of the following:

                                 1997        1996        1995
                              __________  __________  __________

Mortgage note payable   bank,
payable in monthly installments
of $9,350 including interest at
8.625%, maturing January 2001,
secured by real estate and the
assets of the Company.        $  685,190  $        -  $        -

Mortgage note payable - bank,
payable in monthly installments
of $10,000 plus interest at
 .75% over prime, maturing in
March 1998, secured by real
estate, assignment of interest
in a land trust, accounts
receivable and inventories.            -     950,000   1,190,000

Note payable, payable in
monthly installments of $365
including interest at 8.75%,
maturing in April 1998,
secured by equipment.              3,120       6,577       9,746

Note payable, payable in
monthly installments of $765
including interest at 8.75%,
maturing in November 1999,
secured by equipment.             18,293      25,413           -

Note payable, payable in
monthly installments of $819
including interest at 9.79%,
secured by equipment.                  -       7,075      15,739
                              ----------  ----------  ----------

Mortgages and other notes
 payable before debentures       706,603     989,065   1,215,485

Convertible subordinated
debentures - 9.25%, convertible
into one common share at par
value of $.01 per share for
each $.70 of the principal
amount, issued primarily to
its officers, matured in July,
1996 and callable after July,
1995. $78,000 of the
subordinated debentures were
converted to common stock and
the remaining $22,000 was
repaid in June 1996.          $        -  $        -  $  100,000
                              ----------  ----------  ----------
Mortgages, debentures and
 other notes payable          $  706,603  $  989,065  $1,315,485
                              ==========  ==========  ==========

Subsequent maturities as of June 30, 1997 are as follows:

Years Ending June 30:
1998                          $   17,075
1999                              64,164
2000                              63,371
2001                             561,993
                              ----------
                              $  706,603
                              ==========


7. ENVIRONMENTAL COSTS

Subsequent to June 30, 1994, the Company commissioned an engineering study of its property for the purpose of determining the full extent of possible soil contamination. Five underground fuel tanks were found to require removal and the adjoining soil to undergo remediation. Environmental costs expensed to operations were $-0- in 1997, $33,258 in 1996, $63,523 in 1995 and approximately $195,000 in years prior to those presented.

Furthermore, the Company was notified by the Illinois Environmental Protection Agency (IEPA) that the clean-up plan may not be in full compliance with IEPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $28,500 accrued for at June 30, 1997 may be incurred, however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.


8. INCOME TAXES

The provision for income taxes consisted on the following:

                                 1997        1996        1995
                              __________  __________  __________
Current:
  Federal                     $        -  $        -  $        -
  State                            1,571         180           -
                              ----------  ----------  ----------
                                   1,571         180           -
                              ----------  ----------  ----------
Deferred:
  Federal                         70,000      59,320      88,937
  State                           11,429      10,500      15,700
                              ----------  ----------  ----------
                                  81,429      69,820     104,637
                              ----------  ----------  ----------
                              $   83,000  $   70,000  $  104,637
                              ==========  ==========  ==========

Principal reasons for variations between the statutory federal tax rate and the effective tax rate were as follows:

                                 1997        1996        1995
                              __________  __________  __________
Federal tax rate                     34%         34%         34%
State taxes, net of
 federal benefit                      3           6           6
Utilization of deferred
 income tax assets at
 rates different than
 originally capitalized              (9)        (11)         (4)

                              ----------  ----------  ----------
                                     28%         29%         36%
                              ==========  ==========  ==========


The net deferred income tax assets in the accompanying consolidated balance sheets included the following components as of June 30, 1997, 1996 and 1995:

                                 1997        1996        1995
                              __________  __________  __________
Deferred income tax
 liabilities                  $   (6,000) $   (7,000) $  (13,108)
Deferred income tax assets:
 Net operating loss
  carryforwards                  218,600     298,000     367,358
 Environmental liability           8,000       8,000           -
 Other                            54,300      58,329      75,906
Deferred income tax asset
 valuation allowances            (18,900)    (19,900)    (22,907)
                              ----------  ----------  ----------
     Net deferred income
      tax assets              $  256,000  $  337,429  $  407,249
                              ==========  ==========  ==========

The Company has operating loss carryforwards of approximately $780,000, which expire in 2007 and 2008, that may be offset against future taxable income and investment tax credits totaling approximately $18,900 that may be offset against future federal income taxes. If not used, the investment tax credits will expire as follows:

1998                          $    2,000
1999                               3,100
2000                               3,200
2001                              10,600
                              ----------
                              $   18,900
                              ==========

The operating loss carryforwards expire as follows:

2007                          $  187,000
2008                             593,000
                              ----------
                              $  780,000
                              ==========


9. RELATED PARTY TRANSACTIONS

During the years ended June 30, 1997, 1996 and 1995, amounts paid for compliance services to entities related to the chief executive officer were $12,192, $10,908 and $6,014, respectively. The Company leases office space from the chief executive officer at no cost.


10. PENSION PLAN

Certain subsidiaries of the Company participate in a multi-employer union administer defined benefit pension plan that covers the cemetery employees. Pension expense under this plan was $15,113 in 1997, $14,856 in 1996 and $15,600 in 1995.


11. EMPLOYMENT CONTRACTS AND STOCK OPTIONS

The Company is committed under an employment contract with its chief executive officer (CEO) to pay annual compensation and bonus payments for three years ending December 31, 1998. Under this agreement, the Company is committed to pay a bonus of 10% of the Company net income over $300,000 and 15% of the Company net income over $500,000. The
Company accrued $-0- under these terms of the agreement for the years ended June 30, 1997, 1996 and 1995. The annual compensation expense under the employment contract is $90,000.

In addition, the contract provides for stock options subject to certain performance levels:

  a) 10,000 shares at fair market value for each $100,000 of net income over a base income amount of $300,000.

  b)40,000 shares at fair market value based on the performance of the Company's stock in the public market.

The employment agreement expires December 31, 1998, and the exercise date of the stock options must be between three years of their grant or 90 days after the termination of the CEO's employment, whichever is first.

Under the agreement, stock options for 40,000 shares of common stock at $.25 per share were earned in 1996. $15,200 of compensation expense was recognized with these stock options. No other stock options were issued in 1997, 1996 or 1995, subject to the above performance criteria.

On May 18, 1990, the Board of Directors approved a nonqualified stock option plan for outside directors. Under the plan, each outside director received options to purchase 3,500 shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. These stock options are exercisable for a period of ten years from the grant date for active board members or for a period of twelve months from the date of termination for former board members. The
Company reserved 21,000 shares of common stock for issuance under the plan, of which 3,500 shares have been issued, an option for 3,500 shares is outstanding and 14,000 shares are available for issuance.


12. CEMETERY AND MAUSOLEUM TRUST FUNDS

Two of the Company's wholly-owned subsidiaries are beneficiaries of perpetual care trust funds established under the Cemetery Care Act of the State of Illinois. Earnings on these perpetual care trust funds are to be used for the care, preservation and ornamentation of the Company's cemetery and mausoleum properties.

Earnings on these perpetual care trust funds totaled $226,973 in 1997, $225,223 in 1996 and $213,978 in 1995. These earnings are included in cemetery revenue in the accompanying consolidated financial statements.

Perpetual care trust fund assets totaled approximately $3,850,000, $3,670,000 and $3,500,000 at June 30, 1997, 1996 and 1995, respectively.


13. WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING

The following table reconciles the weighted average number of shares of common stock outstanding.

                                 1997        1996        1995
                              __________  __________  __________

Common stock shares
 outstanding at June 30        1,309,670   1,309,670   1,623,242
Effect of weighted average
 common stock shares                   -      68,158     408,803
Effect of treasury stock
 method for stock options         30,240      27,965      12,217
                              ----------  ----------  ----------

Weighted average common stock
 shares for primary earnings
 per share at June 30          1,339,910   1,405,793   2,044,262

If converted, effect of
 convertible subordinated
 debentures                            -           -     142,857
                              ----------  ----------  ----------

Weighted average common
 stock shares for fully
 diluted earnings per
 share at June 30              1,339,910   1,405,793   2,187,119
                              ==========  ==========  ==========


14. REDEMPTION OF COMMON STOCK

A former officer of the Company filed Chapter 7 bankruptcy in the United States Bankruptcy Court for the District of Colorado. The trustee of the Chapter 7 estate negotiated with the Company for the sale of the Company's common stock. A court order dated March 21, 1995 was entered which approved the sale of the common stock. The Company paid $775,000 for 752,745 shares. The transaction was recorded on April 29, 1995.


15. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at June 30, 1997, and the methods and assumptions used to estimate such fair values, were as follows:

Cash and cash equivalents - the fair value approximates the carrying amount because of the short maturity of those financial instruments.

Mortgages, debentures and other notes payable - the fair value approximates the carrying amount, as the interest rates on the debt approximate current interest rates.


16. RECLASSIFICATIONS

Certain reclassifications were made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation which had no effect on net income.








SIGNATURES


 In accordance with Section 13 or 15 (d) of the Exchange Act, the
Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             OAKRIDGE HOLDINGS, INC.



Dated: September 25, 1997    By /s/ Robert C. Harvey
                             Robert C. Harvey
                             Chairman of the Board of Directors



 In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Dated: September 25, 1997    By /s/ Robert C. Harvey
                             Robert C. Harvey
                             Chief Executive Officer
                             Chief Financial Officer


Dated: September 25, 1997    By /s/ Robert B. Gregor
                             Robert B. Gregor
                             Secretary
                             Director