Form 10QSB
period 1997-09-30
OAKRIDGE HOLDINGS INC
filed 1997-11-04
CIK 73605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)                      Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                          OAKRIDGE HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
ASSETS                           September 30,1997  June 30,1997
                                 _________________  ____________

Cash                                      $443,249      $382,287
                                        ----------    ----------

Trade receivable, net of allowance         633,561       583,298
                                        ----------    ----------

Inventories:
  Cemetery and mausoleum space             677,004       682,108
  Markers, urns & flowers                   13,752        15,924
                                        ----------    ----------
                                           690,756       698,032
                                        ----------    ----------

Property and equipment                   1,810,515     1,760,528
  Less: accumulated depreciation         1,304,183     1,286,611
                                        ----------    ----------
                                           506,332       473,917
                                        ----------    ----------

Prepaid expenses and other assets           89,009        39,384
                                        ----------    ----------
Other assets:
  Deferred income taxes                    211,000       256,000
                                        ----------    ----------
Investments:
  Land                                     250,000       250,000
                                        ----------    ----------

                                        $2,823,907    $2,682,918
                                        ==========    ==========


PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)
LIABILITIES                      September 30,1997  June 30,1997
                                 _________________  ____________

Note payable - bank                        $75,000       $75,000
                                        ----------    ----------

Accounts payable - trade                    73,637        42,418
                                        ----------    ----------

Accrued liabilities:
  Salaries & payroll taxes                 107,767       124,971
  Perpetual care trust fund                214,067       227,087
  Deferred revenue                         399,872       389,609
  Marker and inscription costs             101,662        77,976
  Other                                     32,704        35,667
                                        ----------    ----------
                                           856,072       855,310
                                        ----------    ----------

Notes payable                              703,870       706,603
                                        ----------    ----------


STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per
  share; authorized 1,000,000 shares,
  none issued and outstanding                    -             -
Common stock, par value $.10 per share;
  authorized 5,000,000 shares, issued
  and outstanding 1,309,670 at
  September 30, 1996 and June 30, 1996     130,968       130,968
Additional paid-in-capital               1,875,500     1,875,500
Accumulated deficit                       (891,140)   (1,002,881)
                                        ----------    ----------
                                         1,115,328     1,003,587
                                        ----------    ----------

                                        $2,823,907    $2,682,918
                                        ==========    ==========

PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
       CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                (UNAUDITED)
                                 Three Months Ended September 30,
                                              1997          1996
                                 _______________________________

Revenue, net:
  Cemetery                                $681,454      $595,130
  Interest - Care Funds                     49,593        59,291
                                        ----------    ----------
    Total revenue                          731,047       654,421
                                        ----------    ----------

Operating expenses:
  Cemetery                                 318,921       300,121
  Selling                                   73,843        64,535
  General and administrative               179,241       196,959
                                        ----------    ----------
    Total operating expenses               572,005       561,615
                                        ----------    ----------

Income from operations                     159,042        92,806

Interest expense                             2,301        22,879
                                        ----------    ----------

Income from continuing operations          156,741        69,927
Income taxes                                45,000        17,482
                                        ----------    ----------

Net income                                 111,741        52,445

Accumulated deficit:
Beginning of period                     (1,002,881)   (1,217,313)
                                        ----------     ----------

End of period                            $(891,140)  $(1,164,868)
                                        ==========    ==========
Earnings per share                           $.085         $.040
                                        ==========    ==========

Weighted average shares outstanding      1,309,670     1,309,670
                                        ==========    ==========

PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)
                                 Three Months Ended September 30,
                                              1997          1996
                                 _______________________________

Cash flows from operating activities:
  Net income                              $111,741       $52,445
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization             18,117        20,438
    Change in receivables                  (50,263)      (37,787)
    Change in inventories                    7,279          (470)
    Change in prepaid and other assets     (49,625)          849
    Change in deferred income taxes         45,000        17,483
    Change in accounts payable              31,219        36,404
    Change in accrued liabilities              762       (19,346)
                                        ----------    ----------

Net cash from operating activities         113,960        70,016
                                        ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment       (50,265)      (25,512)
                                        ----------    ----------
  Net cash from investing activities       (50,265)      (25,512)
                                        ----------    ----------

Cash flows from financing activities:
  Payments on long-term debt                (2,733)       (4,555)
                                        ----------    ----------
  Net cash from financing activities        (2,733)       (4,555)
                                        ----------    ----------

Net increase (decrease) in cash:            60,962        39,949

Cash at beginning of period                382,287       264,691
                                        ----------    ----------

Cash at end of period                     $443,249      $304,640
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

B. These statements should be read in conjunction with the financial statements and footnotes included in the Registrant's Annual Report on Form 10-KSB for the year ended
     June 30, 1997, previously filed with the Commission.

C.   The results of operations for the three months ended
     September 30, 1997, are not necessarily indicative of operating results to be expected for the full year.

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




PART 1 - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 2 - MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION


                          OAKRIDGE HOLDINGS, INC.

FINANCIAL & LIQUIDITY AND CAPITAL RESOURCES

     Since June 30, 1997 "operating working capital" (defined as receivables and prepaids less accounts payable and accrued liabilities) increased $67,907. The increase was primarily due to higher receivables and increased prepaids, with the increase being offset by accounts payable. The company showed the largest increase in receivables due to its increase in pre-need sales and at-need sales,and prepaids increased due to timing of payments. The increase in accounts payable is primarily due to legal fees and timing of payments.

     Inventory and other assets remained constant with June 30, 1997, with the reduction of deferred taxes due to net income earned during the first quarter. Investments remained constant during the three month period.

     Accounts payable increased $31,219 from June 30, 1997 primarily due to timing of payments and legal fees to collect judgments against former board of directors and officers.

     Accrued liabilities increased $767 from June 30, 1997 primarily due to deferred revenue associated with pre-need sales.

     Notes payable decreased $2,733 from June 30, 1997 due to payments of debt.

     Stockholders' equity increased $111,741 from June 30, 1997 due to net income.

     The Registrant's present working capital has continued to improve and is sufficient to meet current operating needs.

     The Registrant's capital expenditures for equipment was $50,265 for the three months ended September 30, 1997. Consistent with its ongoing goal to increase net sales and operating efficiencies, the Registrant is investing substantial amounts to increase its sales and operating efficiencies. The Registrant's planned capital expenditures will require an additional $100,000 during the fiscal year 1998. The Registrant will be able to finance these capital expenditures primarily from cash flow from operations.

     Cash and cash equivalents increased $60,962 during the first three months of fiscal year 1998. Cash provided from operations was $113,960, which provided for the purchase of equipment of $50,265 and payments of debt of $2,733.

     The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

     The Registrant's ratio of indebtedness for borrowed funds to equity of 63% at September 30, 1997, was a decrease of 7% in comparison with June 30, 1997.

     During the first quarter of fiscal year 1998, the operating cemeteries revenue increased 12% from the prior fiscal year 1997, cost of sales decreased 4% of sales, selling expenses remained relatively constant at 11% in relation to sales, with general and administrative expenses decreasing 7%, and interest expense decreasing $20,578. Cash flow from operations exceeded cash flow used by operations by $60,962 in the first quarter of fiscal year 1998.


ENVIRONMENTAL LIABILITIES:

     The Company has adopted a corporate environmental protection policy. The implementation of this policy is a primary management objective and the responsibility of each employee of the Company. The Company is committed to the protection of human health and the environment, and its operating within the complex laws and the regulations of federal, state, and local environmental agencies,and is taking action aimed at assuring compliance with such laws and regulations. Environmental considerations are among the criteria by which the Company evaluates operations, products, and purchases and, accordingly, does not expect compliance with these laws and regulations to have a material effect on the Company's competitive position, financial condition, results of operations or capital expenditures.

     Subsequent to June 30, 1994, the Registrant commissioned an engineering study of its operating cemeteries for the purpose of determining the full extent of possible soil contamination. Five underground tanks were found to require removal and the adjoining soil to undergo remediation. The engineering estimate for this project was $195,000. A total of approximately $292,000 has been expensed by the Registrant as of September 30, 1997.

     The Registrant has notified by the Illinois Environmental Protection Agency that the clean-up plan may not be in full compliance with EPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $28,500 accrued at September 30, 1997 may be incurred, however, the Registrant cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.


RESULTS OF OPERATIONS:

Cemetery - Cemetery sales increased 15% over the prior years as a result of a increase in burials and cremations over the prior period. The cost of sales decreased 4% from 51% over the prior years as a result of increase sales and operating costs associated with cost of sales remaining comparable to prior period.

Interest - Care Funds - Income decreased 17% due to timing of interest payments and recognition of trust revenue.

Other Income - Other Income is immaterial and comparable to the prior period.

Selling Expenses - Selling expenses increased 14% in comparison to prior period, primarily due to increase sales commisson related to increased sales revenue.

General & Administration Expenses - General and administration expenses decreased 9% in comparison to prior period. The decrease was primarily due to decreased legal fees associated with litigation.







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


Date:  November 4, 1997