Form 10QSB
period 1997-12-31
OAKRIDGE HOLDINGS INC
filed 1998-02-06
CIK 73605

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark One)                          Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

                              OAKRIDGE HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)
ASSETS                            December 31,1997  June 30,1997
                                  ________________  ____________

Cash                                      $653,233      $382,287
                                        ----------    ----------

Trade receivable, net of allowance         436,895       583,298
                                        ----------    ----------

Inventories:
  Cemetery and mausoleum space             672,716       682,108
  Markers, urns & flowers                   28,379        15,924
                                        ----------    ----------
                                           701,095       698,032
                                        ----------    ----------

Property and equipment                   1,812,462     1,760,528
  Less: accumulated depreciation         1,321,708     1,286,611
                                        ----------    ----------
                                           490,754       473,917
                                        ----------    ----------

Prepaid expenses and other assets           76,688        39,384
                                        ----------    ----------
Other assets:
  Deferred income taxes                    191,000       256,000
                                        ----------    ----------
Investments:
  Land                                     250,000       250,000
                                        ----------    ----------

                                        $2,799,665    $2,682,918
                                        ==========    ==========










PART I - FINANCIAL INFORMATION                                   FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                              OAKRIDGE HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)
LIABILITIES                       December 31,1997  June 30,1997
                                  ________________  ____________

Note payable - bank                       $ 75,000      $ 75,000
                                        ----------    ----------

Accounts payable - trade                    42,836        42,418
                                        ----------    ----------

Accrued liabilities:
  Salaries & payroll taxes                  46,841       124,971
  Perpetual care trust fund                202,419       227,087
  Deferred revenue                         408,904       389,609
  Marker and inscription costs             104,879        77,976
  Other                                     34,646        35,667
                                        ----------    ----------
                                           797,689       855,310
                                        ----------    ----------

Notes payable                              712,202       706,603
                                        ----------    ----------


STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per
  share; authorized 1,000,000 shares,
  none issued and outstanding                    -             -
Common stock, par value $.10 per share;
  authorized 5,000,000 shares, issued
  and outstanding 1,309,670 at
  December 31, 1997 and June 30, 1997      130,968       130,968
Additional paid-in-capital               1,875,500     1,875,500
Accumulated deficit                       (834,530)   (1,002,881)
                                        ----------    ----------
                                         1,171,938     1,003,587
                                        ----------    ----------

                                        $2,799,665    $2,682,918
                                        ==========    ==========







PART I - FINANCIAL INFORMATION                                    FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                                          OAKRIDGE HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                                (UNAUDITED)
                           Three Months Ended December 31,   Six Months Ended December 31,
                                       1997           1996             1997          1996
                           _______________________________   ____________________________
Revenue, net:
  Cemetery                       $  584,152     $  554,142       $1,265,606    $1,149,272
  Interest - Care Funds              42,261         57,238           91,854       116,529
  Other                                 150          6,190              150         6,190
                                 ----------     ----------       ----------    ----------
    Total revenue                   626,563        617,570        1,357,610     1,271,991
                                 ----------     ----------       ----------    ----------

Operating expenses:
  Cemetery                          323,091        262,475          642,012       562,598
  Selling                            49,042         55,786          122,885       120,321
  General and administrative        144,716        210,449          323,957       407,408
                                 ----------     ----------       ----------    ----------
    Total operating expenses        516,849        528,710        1,088,854     1,090,325
                                 ----------     ----------       ----------    ----------

Income from operations              109,714         88,860          268,756       181,666

Interest expense                     33,104         15,665           35,405        38,544
                                 ----------     ----------       ----------    ----------

Income from continuing operations    76,610         73,195          233,351       143,122
Income taxes                         20,000         22,518           65,000        40,000
                                 ----------     ----------       ----------    ----------

Net income                           56,610         50,677          168,351       103,122

Accumulated deficit:
Beginning of period                (891,140)    (1,164,868)      (1,002,881)   (1,217,313)
                                 ----------     ----------       ----------    ----------

End of period                   $  (834,530)   $(1,114,191)     $  (834,530)  $(1,114,191)
                                 ==========     ==========       ==========    ==========

Earnings per share                  $ .0432        $ .0387          $. 1285       $ .0787
                                 ==========     ==========       ==========    ==========

Weighted average
  shares outstanding              1,309,670      1,309,670        1,309,670     1,309,670
                                 ==========     ==========       ==========    ==========





PART I - FINANCIAL INFORMATION                                    FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                              OAKRIDGE HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                  Three Months Ended December 31,
                                              1997          1996
                                 _______________________________
Cash flows from operating activities:
  Net income                              $168,351      $103,122
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization             35,647        33,182
    Change in receivables                  146,403       (69,390)
    Change in inventories                   (3,063)        6,291
    Change in prepaid and other assets      27,146        33,942
    Change in accounts payable                 418         5,615
    Change in accrued liabilities          (57,621)      (35,099)
                                        ----------    ----------
Net cash from operating activities         317,281        77,663
                                        ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment       (51,934)      (42,838)
                                        ----------    ----------
  Net cash from investing activities       (51,934)      (42,838)
                                        ----------    ----------

Cash flows from financing activities:
  Payments on long-term debt               (21,413)      (11,011)
  Proceeds from long-term debt              27,012             -
                                        ----------    ----------
  Net cash from financing activities         5,599       (11,011)
                                        ----------    ----------

Net increase (decrease) in cash:           270,946        23,814

Cash at beginning of period                382,287       264,691
                                        ----------    ----------

Cash at end of period                     $653,233      $288,505
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

C. The results of operations for the three months ended December 30, 1997, are not necessarily indicative of operating results to be expected for the full year.

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







PART I - FINANCIAL INFORMATION                    FORM 10-QSB
ITEM 2 - MANAGEMENT'S DISCUSSION AND
         ANALYSIS OR PLAN OF OPERATION

                              OAKRIDGE HOLDINGS, INC.

FINANCIAL & LIQUIDITY AND CAPITAL RESOURCES

Since June 30, 1997 "operating working capital" (defined as receivables and prepaids less accounts payable and accrued liabilities) decreased $51,896. The decrease was primarily due to lower receivables and a decrease in accrued liabilities. The company showed the largest decrease in receivables due to improved collections. The decrease in accrued liabilities is primarily due to timing of accrued salaries and payroll taxes.

Inventory remained constant with June 30, 1997, with other assets and prepaid expenses increasing $37,304 primarily due to the timing of expenses. Deferred taxes decreased $65,000 due to net income earned during the six months. Investments remained constant during the six month period.

Accounts payable remained constant from June 30, 1997 with a slight increase of $418.

Accrued liabilities decreased $57,621 from June 30, 1997 primarily due to timing of accrued salaries and payroll taxes.

Notes payable increased $5,599 from June 30, 1997 due to a mistake of the bank not charging interest the first quarter.

Stockholders' equity increased $168,351 from June 30, 1997 primarily due to net income.

The Registrant's present working capital has continued to improve and is sufficient to meet current operating needs.

The Registrant's capital expenditures for equipment was $51,934 for the six months ended December 31, 1997. Consistent with its ongoing goal to increase net sales and operating efficiencies, the Registrant is investing substantial amounts to increase its sales and operating efficiencies. The Registrant's planned capital expenditures will require an additional $75,000 during the fiscal year 1998. The Registrant will be able to finance these capital expenditures primarily from cash flow from operations.

Cash and cash equivalents increased $270,946 during the first six months of fiscal year 1998. Cash provided from operations was $317,281 which provided for the purchase of equipment of $51,934 and proceeds from financing activities of $5,599.

The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Registrant's ratio of indebtedness for borrowed funds to equity of 61% at December 31, 1997, was a decrease of 9% in comparison with June 30, 1997.

During the second quarter of fiscal year 1998, the operating cemeteries revenue increased 10% from the prior fiscal year 1997, cost of sales increased 2% from 49% to 51% of sales, selling expenses remained constant at 10% in relation to sales, with general and administrative expenses decreasing 20%, with interest expense decreasing $3,139. Cash flow from operations exceeded cash flow used by operations by $270,946 for the six months ended December 31, 1997.


ENVIRONMENTAL LIABILITIES

Subsequent to June 30, 1994, the Registrant commissioned an engineering study of its operating cemeteries for the purpose of determining the full extent of possible soil contamination. Five underground tanks were found to require removal and the adjoining soil to undergo remediation. The engineering estimate for this project was $195,000. A total of approximately $291,781 has been expensed by the Registrant as of December 31, 1998.

The Registrant has notified by the Illinois Environmental Protection Agency that the clean-up plan may not be in full compliance with EPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $28,500 accrued at June 30, 1997 may be incurred, however, the Registrant cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.


RESULTS OF OPERATIONS:

Six Months ended December 31, 1997:

Cemetery - Cemetery sales increased 10% over the prior years as a result of a increased marker and foundation sales over the prior period. The increase was attributed due to more aggressive competition by the company against the memorial dealers by reducing sales price. The cost of sales increased 2% from 49% to 51% of sales. The increase is primarily due to a lower profit margin on memorial sales.

Interest-Care Funds - Income decreased 21% due to timing of payments of trust assets interest.

Other Income - Other Income decreased $6,040 due to insurance refund for litigation expenses.

Selling Expenses - Selling expenses in relation to sales remained constant at 10%.

General & Administration Expenses - General and administration expenses decreased 20% in comparison to prior period. The decrease was due to legal fees associated with litigation.


Three months ended December 31, 1997:

Cemetery - Cemetery revenue increased 5% in comparison to prior period, due to increased memorial sales. Operating expenses increased 8% from 47% to 55% in comparison to cemetery revenue. The increase was caused by a 4% increase in wages in accordance with the union contract, repairs and maintenance of the abbey roof, and rehab of exterior office.

Interest-Care Fund - Income decreased 26% due to the timing of payments from perpetual care funds.

Selling expenses - Selling expenses decreased 2% in comparison to prior year, primarily due to a strategic decision to not replacing the sales manager.

General and Administration expenses - General and administration expenses decreased $65,733 or 31% in comparison to prior period. The increased was due to decreased legal fees associated with litigation.







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


Date:  February 6, 1998