Form 10KSB/A
period 1997-06-30
OAKRIDGE HOLDINGS INC
filed 1998-03-26
CIK 73605

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


SUMMARY FINANCIAL INFORMATION

                            FISCAL YEARS ENDED JUNE 30
                                    1997          1996
                              __________    __________
Revenues:
Cemetery                      $2,585,443    $2,614,973
Other                                  0             0
                              ----------    ----------
Total                         $2,585,443    $2,614,973
                              ==========    ==========


Operating Profit (Loss) from Operations Before Other Income
(Expense), Income Taxes and Extraordinary Items:


Cemetery                        $384,014      $446,940
Environmental Costs                    0       (33,258)
Interest                         (86,338)     (119,641)
Other Expense                       (244)      (49,546)
                                --------      --------
Total                           $297,432      $244,495
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


ITEM 2: PROPERTIES.

The Company's principal executive offices are located at 4810 120th Street West, Apple Valley, Minnesota. The Company moved its offices to this address on August 30, 1996, from Minneapolis, Minnesota where the offices were located since January 1993.

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


(1) Includes amounts accrued by the Company to Mr. Harvey of $15,000 in 1997 and $45,000 in 1996.

(2) Mr. Harvey was employed by the Company as Chairman of the Board and Chief Executive Officer in November 1992.

(3) Medical insurance

OPTION GRANTS AND EXERCISES

The following table summarizes options granted to named executive officer during 1997 and 1996.


                     OPTION GRANTS IN LAST FISCAL YEAR

                             Individual Grants

             Number of
             Securities    % of Total        Exercise
             Underlying    Options Granted   or Base
             Options       to Employees      Price     Expiration
Name         (1)Granted    in Fiscal Year     ($/SH)    Date
_________________________________________________________________

Robert C. Harvey

1997              -             -
1996         40,000(2)        100%            $0.25    06/30/99
_________________________________________________________________


(1) All the options granted to Mr. Harvey were granted pursuant to his employment contract. See "Executive Compensation and Other Benefits -- Employment Agreement". Options are exercisable so long as Mr. Harvey remains in the employ of the Company.

(2) These options were granted on June 30, 1996 and are fully vested.


EMPLOYMENT AGREEMENT

The Company has an employment contract with Mr. Harvey, the Chairman of the Board and Chief Executive Officer of the Company. Under the agreement, Mr. Harvey is to receive annual compensation of $90,000 and a bonus equal to 10% of the company's net income over $300,000 and 15% of the company's net income over $500,000. Under this agreement, in addition to his salary and bonus, Mr. Harvey will receive options to purchase an additional 10,000 shares at $0.25 per share for each $100,000 of net income the Company achieves over $300,000 and options to purchase 40,000 shares based on the performance of the Company's stock in the public market. Mr. Harvey was granted options to purchase 40,000 shares in June, 1996, under the terms of his employment agreement with the Company.


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


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended June 30, 1997 and 1996, amounts paid for compliance services to entities related to the chief executive officer were $12,192 and $10,908, respectively.


ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K.

(a) The following documents are filed or incorporated by reference as part of this Form 10-KSB.

     (1) The following consolidated financial statements of Oakridge Holdings, Inc. and Subsidiaries, together with the Independent Auditors Report are filed in this report at
     Item 13, F-1:

     Independent Auditor's Report

     Consolidated Balance Sheets as of June 30, 1997 and 1996
     Consolidated Statements of Operations for Years Ended
     June 30, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for Years
     Ended June 30, 1997 and 1996

     Consolidated Statements of Cash Flows for Years Ended
     June 30, 1997 and 1996

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







F-1




                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 1997 AND 1996




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


/s/ Stirtz Bernards Boyden Surdel & Larter, P.A.

Edina, Minnesota
September 5, 1997







                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                 June 30,
                                          ______________________

                                             1997        1996
                                          __________  __________

ASSETS

Cash and cash equivalents                 $  382,287  $  264,691
                                          ----------  ----------
Receivables:
  Trade, less allowance for
   doubtful accounts of $15,000
   in 1997 and $33,800 in 1996               476,443     446,891
  Trust income (Note 12)                     106,855      66,750
                                          ----------  ----------
     Total receivables                       583,298     513,641
                                          ----------  ----------
Inventories:
 Cemetery and mausoleum space
  available for sale                         682,108     701,490
 Markers, urns and flowers                    15,924     15,6756
                                          ----------  ----------
     Total inventories                       698,032     717,165
                                          ----------  ----------
Property and equipment:
 Property and equipment                    1,760,528   1,701,490
 Less accumulated depreciation            (1,286,611) (1,217,310)
                                          ----------  ----------
     Total property and
     equipment, net                          473,917     484,180
                                          ----------  ----------
Prepaid expenses and
 other assets                                 39,384      46,331
                                          ----------  ----------
Deferred income taxes                        256,000     337,429
                                          ----------  ----------
Investment in property rights-
 Mohave Shores Development Inc.              250,000     250,000
                                          ----------  ----------
                                          $2,682,918  $2,613,437
                                          ==========  ==========








                                                 June 30,
                                          ______________________

                                             1997        1996
                                          __________  __________

LIABILITIES AND STOCKHOLDERS'
  EQUITY

Note payable   bank                       $   75,000  $        -
                                          ----------  ----------

Accounts payable - trade                      42,418      70,199
                                          ----------  ----------
Accrued liabilities:
 Accrued salaries and
  payroll taxes                              124,971     151,182
 Perpetual care trust funds                  227,087     190,135
 Deferred revenue                            389,609     314,483
 Accrued marker and
  inscription costs                           77,976      76,026
 Accrued environmental costs                  28,500      28,500
 Other                                         7,167       4,692
                                          ----------  ----------
     Total accrued liabilities               855,310     765,018
                                          ----------  ----------
Mortgage and other notes payable             706,603     989,065
                                          ----------  ----------

Commitments and contingencies
 (Note 7)                                          -           -

Stockholders' equity:
 Preferred stock - $.10 par
  value; authorized - 1,000,000
  shares; issued - none                            -           -
 Common stock - $.10 par value;
  authorized - 5,000,000 shares;
  issued and outstanding -
  1,309,670 shares in 1997
  and 1996                                   130,968     130,968
 Additional paid-in capital                1,875,500   1,875,500
 Accumulated deficit                      (1,002,881) (1,217,313)
                                          ----------  ----------
    Total stockholders' equity             1,003,587     789,155
                                          ----------  ----------
                                          $2,682,918  $2,613,437
                                          ==========  ==========


              See Notes to Consolidated Financial Statements




                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 June 30,
                                          ______________________

                                             1997        1996
                                          __________  __________

Revenue:
 Cemetery                                 $2,344,988  $2,378,109
 Trust and interest income                   240,455     236,864
                                          ----------  ----------
     Total revenue                         2,585,443   2,614,973
                                          ----------  ----------
Operating expenses:
 Cemetery                                  1,210,979   1,209,532
 Selling                                     247,800     224,942
 General and administrative                  742,650     733,559
                                          ----------  ----------
     Total operating expenses              2,201,429   2,168,033
                                          ----------  ----------
Income from operations                       384,014     446,940
                                          ----------  ----------
Other income (expense):
 Environmental costs                               -     (33,258)
 Interest expense                            (86,338)   (119,641)
 Loss on investment in
  property rights                                  -     (50,000)
 Other                                          (244)        454
                                          ----------  ----------
     Total other income
      (expense)                              (86,582)   (202,445)
                                          ----------  ----------
Income before income taxes                   297,432     244,495

Income taxes                                  83,000      70,000
                                          ----------  ----------
Net income                                $  214,432  $  174,495
                                          ==========  ==========

Primary earnings and fully
 diluted earnings per common
 share                                          $.16        $.12
                                          ==========  ==========


              See Notes to Consolidated Financial Statements




                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1997 AND 1996

                                     Additional
                                    Common Stock       Paid-In
Accumulated
                                  Shares    Amount     Capital      Deficit       Total
                               ___________________   __________   ___________  __________
Balance, June 30, 1995         1,623,242  $162,325   $2,282,193   $(1,391,808) $1,052,710

Return of escrow stock in
 December, 1995                 (425,000)  (42,500)    (488,750)            -    (531,250)

Conversion of subordinated
 debentures into common
 stock on June 25, 1996          111,428    11,143       66,857             -      78,000

Paid-in capital - stock
 options, June 30, 1996                -         -       15,200             -      15,200

Net income                             -         -            -       174,495     174,495
                               ---------  --------   ----------   -----------  ----------
Balance, June 30, 1996         1,309,670   130,968    1,875,500    (1,217,313)    789,155

Net income                             -         -            -       214,432     214,432
                               ---------  --------   ----------   -----------  ----------
Balance, June 30, 1997         1,309,670  $130,968   $1,875,500   $(1,002,881) $1,003,587
                               =========  ========   ==========   ===========  ==========

                           See Notes to Consolidated Financial Statements





                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

             Increase (Decrease) in Cash and Cash Equivalents

                                                 June 30,
                                          ______________________

                                             1997        1996
                                          __________  __________

Cash flows from operating activities:
 Net income                               $  214,432  $  174,495
  Adjustments to reconcile net
   income to net cash flows
   from operating activities:
    Depreciation                              69,301      66,321
    Deferred income taxes                     81,429      69,820
    Loss on investment in property rights          -      50,000
    Compensation expense - stock options           -      15,200
    Receivables                              (69,657)    (53,355)
    Inventories                               19,133      21,021
    Prepaid expenses and other assets          6,947      33,247
    Accounts payable - trade                 (27,781)    (25,285)
    Accrued liabilities                       90,292     103,102
                                           ----------  ----------
     Net cash flows from
      operating activities                   384,096     454,566
                                          ----------  ----------

Cash flows from investing activities:
 Purchase of property and equipment          (59,038)   (134,146)
                                          ----------  ----------
     Net cash flows from
      investing activities                   (59,038)   (134,146)
                                          ----------  ----------
Cash flows from financing activities:
 Principal payments on long-term debt       (282,462)   (254,890)
 Increase in note payable bank                75,000           -
 Issuance of long-term debt                        -      28,470
 Principle payments on debentures                  -     (22,000)

                                          ----------  ----------
     Net cash flows from
      financing activities                  (207,462)   (248,420)
                                          ----------  ----------
     Net change in cash and
      cash equivalents                       117,596      72,000

Cash and cash equivalents,
 beginning of year                           264,691     192,691
                                          ----------  ----------
Cash and cash equivalents,
 end of year                              $  382,287  $  264,691
                                          ==========  ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                 June 30,
                                          ______________________

                                             1997        1996
                                          __________  __________

Cash paid during the years for:

  Interest                                $   86,338  $  133,932
                                          ==========  ==========

  Income taxes                            $      560  $        -
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

YEARS ENDED JUNE 30, 1997 AND 1996



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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company has adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), effective July 1, 1996. SFAS 121 requires an impairment loss be recognized in accordance with the statement when the carrying amount of long-lived assets and certain identifiable intangibles exceeds their fair value. The effect of adopting SFAS 121 was not significant to the Company s consolidated financial statements.


2. INVENTORIES

Inventories of cemetery and mausoleum space available for sale consist of the following:

                                             1997        1996
                                          __________  __________

Cemetery space                            $  556,265  $  572,523
Mausoleum space                              125,843     128,967
                                          ----------  ----------
                                          $  682,108  $  701,490
                                          ==========  ==========

3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                             1997        1996
                                          __________  __________

Land                                      $   50,000  $   50,000
Land improvements                            252,373     213,773
Building and improvements                    522,881     522,881
Vehicles                                     198,617     198,617
Equipment                                    736,657     716,219
                                          ----------  ----------
                                          $1,760,528  $1,701,490
                                          ==========  ==========

Depreciation charged to operations was $69,301 in 1997 and $66,321 in 1996.


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


6. MORTGAGE AND OTHER NOTES PAYABLE

Mortgage, debentures and other notes payable consisted of the following:

                                             1997        1996
                                          __________  __________


Mortgage note payable   bank,
payable in monthly installments
of $9,350 including interest at
8.625%, maturing January 2001,
secured by real estate and the
assets of the Company.                    $  685,190  $        -

Mortgage note payable - bank,
payable in monthly installments
of $10,000 plus interest at
 .75% over prime, maturing in
March 1998, secured by real
estate, assignment of interest
in a land trust, accounts
receivable and inventories.                        -     950,000

Note payable, payable in
monthly installments of $365
including interest at 8.75%,
maturing in April 1998,
secured by equipment.                          3,120       6,577

Note payable, payable in
monthly installments of $765
including interest at 8.75%,
maturing in November 1999,
secured by equipment.                         18,293      25,413

Note payable, payable in
monthly installments of $819
including interest at 9.79%,
secured by equipment.                              -       7,075
                                          ----------  ----------
Mortgages, debentures and
 other notes payable                      $  706,603  $  989,065
                                          ==========  ==========


Subsequent maturities as of June 30, 1997 are as follows:

Years Ending June 30:
1998                          $   17,075
1999                              64,164
2000                              63,371
2001                             561,993
                              ----------
                              $  706,603
                              ==========


7. ENVIRONMENTAL COSTS

Subsequent to June 30, 1994, the Company commissioned an engineering study of its property for the purpose of determining the full extent of possible soil contamination. Five underground fuel tanks were found to require removal and the adjoining soil to undergo remediation. Environmental costs expensed to operations were $-0- in 1997, $33,258 in 1996, and approximately $258,523 in years prior to those presented.

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


8. INCOME TAXES

The provision for income taxes consisted on the following:

                                             1997        1996
                                          __________  __________
Current:
  Federal                                 $        -  $        -
  State                                        1,571         180
                                          ----------  ----------
                                               1,571         180
                                          ----------  ----------
Deferred:
  Federal                                     70,000      59,320
  State                                       11,429      10,500
                                          ----------  ----------
                                              81,429      69,820
                                          ----------  ----------
                                          $   83,000  $   70,000
                                          ==========  ==========


Principal reasons for variations between the statutory federal tax rate and the effective tax rate were as follows:

                                             1997        1996
                                          __________  __________

Federal tax rate                                 34%         34%
State taxes, net of federal benefit               3           6
Utilization of deferred income tax
 assets at rates different than
 originally capitalized                          (9)        (11)

                                          ----------  ----------
                                                 28%         29%
                                          ==========  ==========


The net deferred income tax assets in the accompanying consolidated balance sheets included the following components as of June 30, 1997 and 1996:
                                             1997        1996
                                          __________  __________

Deferred income tax liabilities           $   (6,000) $   (7,000)
Deferred income tax assets:
 Net operating loss carryforwards            218,600     298,000
 Environmental liability                       8,000       8,000
 Other                                        54,300      58,329
Deferred income tax asset
 valuation allowances                        (18,900)    (19,900)
                                          ----------  ----------
     Net deferred income tax assets       $  256,000  $  337,429
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
                              ==========


9. RELATED PARTY TRANSACTIONS

During the years ended June 30, 1997 and 1996, amounts paid for compliance services to entities related to the chief executive officer were $12,192 and $10,908, respectively.


10. PENSION PLAN

Certain subsidiaries of the Company participate in a multi-employer union administer defined benefit pension plan that covers the cemetery employees. Pension expense under this plan was $15,113 in 1997 and $14,856 in 1996.


11. EMPLOYMENT CONTRACTS AND STOCK OPTIONS

The Company is committed under an employment contract with its chief executive officer (CEO) to pay annual compensation and bonus payments for three years ending December 31, 1998. Under this agreement, the Company is committed to pay a bonus of 10% of the Company net income over $300,000 and 15% of the Company net income over $500,000. The Company accrued $-0- under these terms of the agreement for the years ended June 30, 1997 and 1996. The annual compensation expense under the employment contract is $90,000.

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

Under the agreement, stock options for 40,000 shares of common stock at $.25 per share were earned in 1996. $15,200 of compensation expense was recognized with these stock options. No other stock options were issued in 1997 or 1996, subject to the above performance criteria.

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

Earnings on these perpetual care trust funds totaled $226,973 in 1997 and $225,223 in 1996. These earnings are included in cemetery revenue in the accompanying consolidated financial statements.

Perpetual care trust fund assets totaled approximately $3,850,000 and $3,670,000 at June 30, 1997 and 1996, respectively.


13. WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING

The following table reconciles the weighted average number of shares of common stock outstanding.
                                             1997        1996
                                          __________  __________

Common stock shares
 outstanding at June 30                    1,309,670   1,309,670
Effect of weighted average
 common stock shares                               -      68,158
Effect of treasury stock
 method for stock options                     30,240      27,965
                                          ----------  ----------

Weighted average common stock shares
 for primary and fully diluted
 earnings per share at June 30             1,339,910   1,405,793
                                          ==========  ==========


14. FAIR VALUES OF FINANCIAL INSTRUMENTS

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


15. RECLASSIFICATIONS

Certain reclassifications were made to the 1996 consolidated financial statements to conform to the 1997 presentation which had no effect on net income.


































SIGNATURES


 In accordance with Section 13 or 15 (d) of the Exchange Act, the
Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             OAKRIDGE HOLDINGS, INC.



Dated: March 26, 1998        By /s/ Robert C. Harvey
                             Robert C. Harvey
                             Chairman of the Board of Directors



 In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Dated: March 26, 1998        By /s/ Robert C. Harvey
                             Robert C. Harvey
                             Chief Executive Officer
                             Chief Financial Officer


Dated: March 26, 1998        By /s/ Robert B. Gregor
                             Robert B. Gregor
                             Secretary
                             Director