Form 10QSB
period 1998-03-31
OAKRIDGE HOLDINGS INC
filed 1998-05-15
CIK 73605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)                      Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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
                                (UNAUDITED)

ASSETS                               March 31,1998  June 30,1997
                                     _____________  ____________


Cash                                      $755,278      $382,287
                                        ----------    ----------

Trade receivable, net of allowance         569,096       583,298
                                        ----------    ----------

Inventories:
  Cemetery and mausoleum space             668,269       682,108
  Markers, urns & flowers                   31,798        15,924
                                        ----------    ----------
                                           700,067       698,032
                                        ----------    ----------

Property and equipment                   1,879,862     1,760,528
  Less: accumulated depreciation         1,339,256     1,286,611
                                        ----------    ----------
                                           540,606       473,917
                                        ----------    ----------

Prepaid expenses and other assets           48,072        39,384
                                        ----------    ----------
Deferred income taxes                      216,000       256,000
                                        ----------    ----------
Investments in raw land                          -       250,000
                                        ----------    ----------

                                        $2,829,119    $2,682,918
                                        ==========    ==========





LIABILITIES                          March 31,1998  June 30,1997
                                     _____________  ____________

Note payable - bank                       $ 50,000      $ 75,000
                                        ----------    ----------

Accounts payable - trade                    75,151        42,418
                                        ----------    ----------

Accrued liabilities:
  Salaries & payroll taxes                 120,648       124,971
  Perpetual care trust fund                214,172       227,087
  Deferred revenue                         431,812       389,609
  Marker and inscription costs             101,738        77,976
  Other                                     36,827        35,667
                                        ----------    ----------
                                           905,197       855,310
                                        ----------    ----------

Notes payable                              701,802       706,603
                                        ----------    ----------


STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per
  share; authorized 1,000,000 shares,
  none issued and outstanding                    -             -
Common stock, par value $.10 per share;
  authorized 5,000,000 shares, issued
  and outstanding 1,309,670 at
  March 31, 1998 and June 30, 1997         130,968       130,968
Additional paid-in-capital               1,875,500     1,875,500
Accumulated deficit                       (909,499)   (1,002,881)
                                        ----------    ----------
                                         1,096,969     1,003,587
                                        ----------    ----------

                                        $2,829,119    $2,682,918
                                        ==========    ==========





                                      OAKRIDGE HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                            (UNAUDITED)
                              Three Months Ended March 31,    Nine Months Ended March 31,
                                       1998           1997             1998          1997
                              ____________________________    ___________________________
Revenue, net:
  Cemetery                       $  640,680     $  507,847       $1,906,286    $1,657,119
  Interest - Care Funds              59,849         56,227          151,703       172,756
  Other                               7,420          1,558            7,570         7,748
                                 ----------     ----------       ----------    ----------
    Total revenue                   707,949        565,632        2,065,559     1,837,623
                                 ----------     ----------       ----------    ----------

Operating expenses:
  Cemetery                          304,964        286,665          946,976       849,261
  Selling                            53,410         57,131          176,295       177,452
  General and administrative        178,520        198,387          502,477       605,795
                                 ----------     ----------       ----------    ----------
    Total operating expenses        536,894        542,183        1,625,748     1,632,508
                                 ----------     ----------       ----------    ----------

Income from operations              171,055         23,449          439,811       205,115

Interest expense                     21,024         20,261           56,429        58,805
                                 ----------     ----------       ----------    ----------

Net income before income taxes
   and extraordinary item           150,031          3,188          383,382       146,310

Income taxes                         45,000              -          115,000        40,000
                                 ----------     ----------       ----------    ----------

Net income before
   extraordinary item               105,031          3,188          268,382       106,310

Extraordinary item (net of
   tax credit)                     (175,000)             -         (175,000)            -
                                 ----------     ----------       ----------    ----------

Net income (loss)                   (69,969)         3,188           93,382       106,310


Accumulated deficit:
Beginning of period                (839,530)    (1,114,191)      (1,002,881)   (1,217,313)
                                 ----------     ----------       ----------    ----------

End of period                   $  (909,499)   $(1,111,003)     $  (909,499)  $(1,111,003)
                                 ==========     ==========       ==========    ==========




Basic earnings per share:

   Income before extraordinary
     item                           $  .080         $ .002           $ .205        $ .081
   Extraordinary item                 (.134)             -            (.134)            -
                                 ----------     ----------       ----------    ----------
   Net income (loss)                $ (.054)        $ .002           $ .071        $ .081
                                 ==========     ==========       ==========    ==========

Diluted earnings per share:

   Income before extraordinary
     item                           $  .078         $ .002           $ .199        $ .079
   Extraordinary item                 (.130)             -            (.130)            -
                                 ----------     ----------       ----------    ----------
   Net income (loss)                $ (.052)        $ .002           $ .069        $ .079
                                 ==========     ==========       ==========    ==========

Weighted average shares outstanding:
   Basic                                 1,309,670                       1,309,670
   Diluted                               1,349,670                       1,349,670





                          OAKRIDGE HOLDINGS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (UNAUDITED)

                                      Nine Months Ended March 31,
                                               1998          1997
                                 _______________________________

Cash flows from operating activities:
  Net income                              $ 93,382      $168,351
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization             52,645        35,647
    Change in receivables                   14,202       146,403
    Change in inventories                   (2,035)       (3,063)
    Change in prepaid and other assets      (8,688)       27,146
    Change in deferred taxes                40,000             -
    Change in accounts payable              32,733           418
    Change in accrued liabilities           49,887       (57,621)
    Change in investment in land           250,000             -
                                        ----------    ----------
Net cash from operating activities         522,126       317,281
                                        ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment      (119,334)      (51,934)
                                        ----------    ----------
  Net cash from (investing) providing
    activities                            (119,334)      (51,934)
                                        ----------    ----------

Cash flows from financing activities:
  Payments on long-term debt               (29,801)      (21,413)
  Proceeds from long-term debt                   -        27,012
                                        ----------    ----------
  Net cash from financing activities       (29,801)        5,599
                                        ----------    ----------

Net increase (decrease) in cash:           372,991       270,946

Cash at beginning of period                382,287       382,287
                                        ----------    ----------

Cash at end of period                     $755,278      $653,233
                                        ==========    ==========






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

C. The results of operations for the nine months ended March 31, 1998, are not necessarily indicative of operating results to be expected for the full year.

D. Income tax provisions for interim periods are based on the current best estimate of the effective federal and state income tax rates spread evenly throughout the year.

E. Earnings per common share are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share include the number of additional common shares that would have been outstanding, if the dilutive potential common shares had been issued.

F. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 30, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 requires the reporting of changes in equity during the period from nonowner sources, such as minimum pension liability adjustments. There were no items of comprehensive income in equity at March 31, 1998 or June 30, 1997.





PART I - FINANCIAL INFORMATION                              FORM 10-QSB
ITEM 2 - MANAGEMENT'S DISCUSSION AND
       ANALYSIS OR PLAN OF OPERATION

                          OAKRIDGE HOLDINGS, INC.


FINANCIAL & LIQUIDITY AND CAPITAL RESOURCES

Since June 30, 1997 "operating working capital" (defined as receivables and prepaids less accounts payable and accrued liabilities, except for deferred revenue) decreased $45,931. The decrease was caused by greater accounts payable and decrease in accounts receivable. The decrease in accounts receivable is due to collections and increase in payables is primarily due to timing of payments.

Inventory increased $2,035 from June 30, 1997 primarily due to increase in markers, urns and flower inventory.

Other assets and prepaids increased $8,688 from June 30, 1997 primarily due to prepayment for insurance and training expense.
Deferred taxes decreased $40,000 due to net income earned during the nine months.

Investments decreased $250,000 due to the termination of the sublease of Mohave Shores Development, Inc in Arizona, which was caused by the death of the founder and officer of Mohave Shores Development, Inc., the lessee and subsequent termination of the lessor by the Fort Mojave Tribal Corporation lessor.

Notes payable-bank decreased $25,000 and long term debt decreased
$4,081 from June 30, 1997 due to the payment on the debt.

Stockholders' equity increased $93,382 from June 30, 1997 due to net income for the nine month period.

The Registrant's present working capital has continued to improve and is sufficient to meet current operating needs.

The Registrant's capital expenditure for equipment was $119,334 for nine months ended March 31, 1998. The capital expenditures are consistent with the Registrant's increase in net sales and much needed improvement of the property. The Registrant is investing substantial amounts to improve the property. Improvements were the fencing of the property on the south and west property line of Glen Oak Cemetery, display area for monuments, a new boiler for the mausoleum, and various equipment for the grounds. The Registrant's planned capital expenditures will require an additional $ 100,000 of expenditures during fiscal year 1998 for road improvements.

The Registrant will be able to finance these planned capital expenditures primarily from cash flow from operations.

Cash and cash equivalents increased $372,991 during the first nine months of 1998. Operating activities provided cash of $272,126, and investing activities provided cash of $130,666 or net cash provided by operating investing activities was $402,792. Payment of debt used cash of 29,801.

The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Registrant's ratio of indebtedness for borrowed money to equity of 69% at March 31, 1998, an improvement of 9% since June
30, 1997.

During the third quarter of fiscal year 1998, the operating cemeteries revenue increased 26% over the prior fiscal year 1997, primarily due to increased case loads, price increases in grave liners and interment fees, and a new aggressive marketing strategy of monument sales, cost of sales decreased 8% due to revenue increases, selling expenses decreased 3% primarily due to the costs associated with eliminating the sales manager position and the Registrant's general & administrative expenses decreased 10% due to lower professional fees from having no litigation against the company.


ENVIRONMENTAL LIABILITIES

Subsequent to June 30, 1994, the Registrant commissioned an engineering study of its operating cemeteries for the purpose of determining the full extent of possible soil contamination. Five underground tanks were found to require removal and the adjoining soil to undergo remediation. The engineering estimate for this project was $195,000. A total of approximately $291,781 has been expensed by the Registrant as of March 31, 1998.

The Registrant has been notified by the Illinois Environmental Protection Agency that the Registrant's clean-up plan may not be in full compliance with EPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 above the amount accrued at June 30, 1997. The Registrant cannot reasonably estimate the final cost of the project. In addition, the Company may not file for reimbursement for the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.


RESULTS OF OPERATIONS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Acto of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those sets forth in the forward-looking statements.


NINE MONTHS ENDED MARCH 31, 1998:

CEMETERY - Cemetery revenue increased 15% over the prior fiscal year as a result of 8.6% increase in case loads, price increases of 10% on grave liners and 6% price increase on interment fees, a 58% increase in monument sales due to a aggressive marketing and new display area. Operating expenses in relation to sales decreased from 56% to 48% over the prior fiscal period. The decrease in operating expense ratio is primarily due to price increases in revenue and not a reduction of costs.

INTEREST-CARE FUNDS - Income decreased 12% due to the timing of payments on interest earned.

SELLING EXPENSES - Selling expenses in relation to revenue decreased from 11% to 9% due to the elimination of the sales manager position.

GENERAL AND ADMINISTRATIVE EXPENSES - General and Administrative expenses decreased 17% due to decreased legal fees associated with past litigation.

EXTRAORDINARY EXPENSE - The expense was due to a one-time pre-tax write down of $250,000 due to the termination of the development ground sublease. The sublease was terminated due to the termination of the lease between Mohave Shores Development, Inc the lessee and Fort Mojave Tribal Corporation, the lessor.


THREE MONTHS ENDED MARCH 31, 1998:

CEMETERY - Cemetery revenue increased 26% in comparison to prior fiscal year, primarily due to a increased case loads, price increases of products, and 98% increase in the sales of monuments, operating expense ratio for third quarter decreased 6% in comparison to prior year, primarily due to revenue increases.

INTEREST-CARE FUND - Income increased 6% due to timing of payments from perpetual care funds.

SELLING EXPENSES - Selling expenses in relation to revenue decreased from 11% to 9%, this was due to the elimination of the sales manager position.

GENERAL & ADMINISTRATIVE EXPENSES - General & Administrative expenses decreased 10% or $19,867, due to lower professional services associated with litigation.





PART II - OTHER INFORMATION
                                  FORM 10-QSB
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

                          OAKRIDGE HOLDINGS, INC.



The following exhibits are included herein:

Exhibit 11 - Statement re: Computation of per share earnings

Exhibit 27 - Financial Data Schedule


The Registrant did not file any reports on Form 8-K during the three months ended March 31, 1998.







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


Date:  May 15, 1998