Form 10KSB
period 1998-06-30
OAKRIDGE HOLDINGS INC
filed 1998-09-28
CIK 73605

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended June 30, 1998 or

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $2,767,214.

The aggregate market value of voting stock held by non-affiliates on September 25, 1998, was approximately $2,946,758 based on the average of the bid and ask price.

The number of shares outstanding of Registrant's only class of common equity on June 30, 1998, was 1,309,670.

Documents incorporated by reference: None.

Transitional small business disclosure format.  Yes [ ]  No [X]


PART I

ITEM 1: BUSINESS

Oakridge Holdings, Inc., a Minnesota corporation (the "Company") was organized on March 6, 1961. The Company acts as a holding company for two unrelated businesses. First, since its inception the Company has been engaged in the ownership and operation of two cemeteries in Cook County, Illinois (referred to herein as the "Cemetery Operations"). Second, on June 29, 1998, the Company, through its wholly-owned subsidiary, acquired substantially all of the assets of Stinar Corporation, a Minnesota corporation. The Company manufactures and sells ground support equipment used by airports and military installations.


CURRENT OPERATIONS

CEMETERY OPERATIONS. Through two wholly owned subsidiaries, Oakridge Cemetery (Hillside), Inc. and Glen Oak Cemetery, Inc., the Company operates two adjacent cemeteries near Hillside, Illinois, used for the internment of human remains. The cemetery operations are discussed on a consolidated basis and the Company makes no functional distinction between the two cemeteries, except where noted.

The combined cemeteries comprise 176.7 total acres of real estate, of which
12.8 acres are used for interior roads and other improvements leaving 163.9 net acres with 137,000 burial plots, of which 37,850 remain in inventory. The cemeteries have two mausoleums with 975 niches and 3,190 crypts of which 148 niches and 357 crypts remain in inventory. The Company also holds deeds to 188 unsold crypts located in Forest Home Cemetery in Forest Park, Illinois. Cook and DuPage Counties in Illinois serve as the principal market for the Company's services. In addition to providing internment services, burial plots and crypts, the Company sells cremation services.

The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 25 to 34 year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan for adding more niches and crypts in the future.

STINAR CORPORATION. On June 29, 1998, the Company, through Stinar HG, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company ("Stinar") purchased substantially all of the assets (including the right to use the name of the seller) (the "Assets") and assumed substantially all of the liabilities of Stinar Corporation, a Minnesota corporation ("Seller"). Until the sale of the assets to Stinar, Seller had been engaged in the manufacture and sale of ground support equipment for use by commercial airports and airlines and by miltary airbases. Stinar legally changed its name to Stinar Corporation following the closing on the purchase of the Assets and will continue the Seller's business under this name.

Principal products of Stinar include truck-mounted stairways for use on aircraft, fuel and water trucks, food service and catering vehicles, vehicles used in transporting and loading luggage and cargo, sanitary services vehicles and other custom-built ground support vehicles used by airports, commercial airlines and the military. Stinar also provides limited service and repairs on vehicles it sells.

Stinar accomplished the acquisition of the Seller's assets pursuant to an Asset Purchase Agreement between Stinar, the Seller and the shareholders of the Seller. The aggregate purchase price for the purchase of the Assets consisted of: (i) $2,000,000 cash paid at closing; (ii) a promissory note issued by Stinar in the original principal amount of $200,000, payable June 30, 1999 with interest at 8.25% per annum, guaranteed by the Company; (iii) a convertible subordinated debenture of the Company in the original principal amount of $700,000, convertible into shares of the Company's common stock at a conversion price equal to seventy-five percent (75%) of the mean between the average closing "bid" and "ask" price of the Company's common stock on each of the last five (5) full trading days immediately prior to the date the debenture is converted, with interest payable at 9% per annum on December 31 of each year it is outstanding and principal payable in annual installments of $200,000 commencing June 30, 2001 and on June 30, 2002 and 2003, with a final payment of principal on June 30, 2004, guaranteed by Stinar; and (iv) aggregate payments under two contracts for deed pursuant to which Stinar will pay the Seller and two of its shareholders principal of $1,300,000 over seven years from the closing date, with equal installments of principal and interest (at the rate of 8.25%) payable monthly. In addition to the foregoing payments, Stinar assumed debt of the Seller in the amount of approximately $2,830,000. The source of the $2,000,000 cash paid by Stinar at the closing was income from the Company's operations, a $3,000,000 credit facility extended to Stinar by Riverside Bank of Minneapolis, and the sale of convertible subordinated debentures by the Company.

In connection with the acquisition, Stinar entered into employment agreements with Randy and Gary Stinar, shareholders and former employees of the Seller, pursuant to which each will serve as an employee of Stinar until June 30, 2000. The terms and conditions of their employment is substantially similar to the terms and conditions of their employment with Seller.

Stinar sells its products to airports, commercial airlines and government and military customers in the United States, where domestic sales comprise approximately 70% of its annual revenues. In addition, Stinar sells its products to commercial, government and military customers internationally.


SUMMARY FINANCIAL INFORMATION

                                                FISCAL YEARS ENDED JUNE 30
                                                        1998          1997
                                                  __________    __________
Revenues:
Cemetery                                          $2,767,214    $2,585,443
Other                                                      0             0
                                                  ----------    ----------
Total                                             $2,767,214    $2,585,443
                                                  ==========    ==========


Operating Profit (Loss) from Operations Before Other Income (Expense), Income Taxes and Extraordinary Items:


Cemetery                                            $506,038      $384,014
Interest                                             (73,042)      (86,338)
Other Expense                                         (1,070)         (224)
Loss on Investment in Property Rights                250,000             0
                                                    --------      --------
Total                                               $181,926      $297,432
                                                    ========      ========


GOVERNMENTAL REGULATION

The Company holds all governmental licenses necessary to carry on its each of its businesses and all such licenses are current. Neither of the Company's two businesses is heavily regulated, although the Cemetery Operations are required to comply with state laws and regulations applicable to all cemeteries and funeral homes operating in the state of Illinois. The cost of compliance with these regulations does not have a material impact on the financial results of the Company.

CEMETERY OPERATIONS. Under Illinois law, the Company is required to place a portion of all sales proceeds of cemetery lots, niches, and crypts in a trust fund for the perpetual care of the cemeteries. Pursuant to these laws, the Company deposits 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of crypt spaces into a perpetual care fund. Earnings from these funds are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs. The Company's perpetual care funds balance as of June 30, 1998, was approximately $4,106,432.

The Company has a "pre-need" trust account representing revenues received by the Company for the purchase of vaults and internment services prior to the death of the decedent. The market value of the pre-need trust as of June 30, 1998 was approximately $612,360. The trust is administered by Access Financial Group, Inc., through a master trust with the Illinois Cemetery Association.


STINAR CORPORATION. Stinar is required to comply with competitive bidding and other requirements in cases where it sells to local, state and federal government customers. Complying with these requirements does not have a material impact on the financial results of the Company.


COMPETITION

CEMETERY OPERATIONS. The Cemetery Operations compete with other cemeteries in Cook and DuPage Counties in Illinois. Competitive factors in the cemetery business are primarily predicated on location, convenience, service, and heritage. Decisions made by customers are only minimally influenced, if at all, by pricing. There are virtually no new entrants in the markets served by the Company as the cost of acquiring sufficient undeveloped land and establishing a market presence necessary to commence operations is prohibitive.

STINAR CORPORATION. The aircraft ground support equipment business is extremely fragmented and diverse. The Company estimates that there are approximately thirty-five companies operating in the United States in the business of manufacturing vehicles and equipment similar to those manufactured by Stinar. The purchasers of the types of equipment manufactured by Stinar tend to be long-standing, repeat customers of the same manufacturers, with quality and reliability being the key factors cited by customers in selecting a ground support equipment supplier. Accordingly, while the market for Stinar products is competitive, Stinar's reputation for quality products and its familiarity with individuals in the industry put it on equal footing with most of its competitors.

Based on air transportation industry statistics obtained from GSE Today, a trade publication, the Company estimates that annual world-wide sales for the types of vehicles and equipment manufactured by Stinar is approximately $1,700,000,000, and no single competitor of Stinar accounts for in excess of 10% of the share of the domestic market. Competition internationally in the market for Stinar's products is equally diffuse, and the international market is served primarily by manufacturer's located in the United States.


OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS. The Cemetery Operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to any understanding of Company's business.

STINAR CORPORATION. While there is no reliable historical financial information regarding Seller to identify specific trends, the Company believes that its reliance on customers in the U.S. commercial aviation business exposes Stinar to the cyclical nature of the airline industry. In the event of a downturn or recession in the airline business, commercial air carriers would be more likely to curtail purchases of capital equipment of the kind manufactured by Stinar. In addition, sales to military purchasers will be affected by budget decisions and world politics generally.

The diversity of Stinar's customer base and product lines mitigates these risks, as does the growing importance of the international market, providing Stinar with an additional customer base not subject to domestic economic conditions.


MARKETING

CEMETERY OPERATIONS. Sales are made to customers utilizing the facilities primarily on an at-need basis, that is, on the occurrence of a death in the family when the products and services and interment space are sold to the relatives of the deceased. The cemeteries do not actively market their products. Rather the customers typically learn of the cemeteries from satisfied customers who recommend the cemeteries based on superior location and services rendered.

STINAR CORPORATION. The chief method of marketing Stinar's products is through one-on-one customer contact made by sales representatives employed by Stinar and manufacturer's representatives under contract with Stinar. Stinar's customers report that Stinar has a reputation in the commercial aviation industry for manufacturing high quality, reliable products. Stinar intends to capitalize on this reputation in the domestic airline industry by making frequent sales calls on customers and potential customers and by reducing the amount of time needed to complete customer orders. Stinar has also engaged manufacturers' representatives to assist it in increasing sales to overseas markets.


EMPLOYEES

As of June 30, 1998, the Company had 110 full time and 10 part time or seasonal employees. Of these, Stinar employed 90 full-time and 2 part-time employees and the Cemetery Operations employed 20 full-time and 8 part-time or seasonal employees. The Company considers its labor relations to be good.


COMPLIANCE WITH ENVIRONMENTAL LAWS

CEMETERY OPERATIONS

In fiscal year 1995, the Company commissioned an engineering study of the Cemetery Operations for the purpose of determining the full extent of possible soil contamination related to suspected leaking underground storage tanks. As a result of this study, five underground fuel tanks were removed and the adjoining soil was removed and disposed by an independent contractor.

During 1998, the Company did not incur any expenses for environmental remediation and a total of approximately $228,000 has been spent in prior years in remediating conditions at the Cemetery Operations. In fiscal year 1997 the Company was notified by the Illinois Environmental Protection Agency ("Illinois EPA") that the environmental work conducted at the Cemetery Operations may not have been in full compliance with its guidelines. The Company responded to the Illinois EPA with a work plan that will require the expenditure of additional costs of approximately $28,500, with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $28,500 accrued for at June 30, 1998 may be incurred, however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements. The Company is not aware of any other environmental issues affecting the Cemetery Operations.

STINAR CORPORATION. The Assets purchased by Stinar from the Seller included a 43,271 square foot manufacturing facility located on approximately 7.875 acres of land (the "Stinar Facility") located in an industrial park in Eagan, Minnesota, a suburb of St. Paul, Minnesota. Prior to the acquisition of the Stinar Facility, Stinar and the Company obtained a Phase I environmental assessment of the Stinar Facility. This Phase I environmental assessment suggested the need for additional study of the Stinar Facility. In addition, the Phase I assessment suggested that certain structural improvements be made to the Stinar Facility. Accordingly, two additional Phase II environmental assessments were performed and revealed the presence of certain contaminants in the soil around and under the building located on the Stinar Facility.

Subsequent to the completion of the Phase II environmental assessments and completion of the structural improvements to the building, the Company and Stinar requested and obtained a "no association" letter from the Minnesota Pollution Control Agency ("MPCA") stating that, provided certain conditions set forth in the no association letter are met, the Company and Stinar will not be deemed responsible for contamination which occurred at the Stinar Facility prior to the purchase of the Assets by Stinar. The structural improvements recommended by the Company's environmental consulting firm were scheduled to be completed before November, 1998, and then will be reviewed and, the Company believes, will be approved by the MPCA.

The purchase agreement between the Seller, its shareholders and Stinar requires the Seller and its shareholders to indemnify Stinar for costs or expenses incurred by Stinar related to environmental conditions at the Stinar Facility, up to an amount believed by the Company and Stinar to exceed the reasonably anticipated potential liability associated with the Stinar Facility. In addition, the Seller agreed to pay all costs associated with obtaining the no association letter from the MPCA and the Seller paid for the environmental consulting, remediation and structural improvements discussed in the preceding paragraph. The Company does not anticipate that the operations of Stinar and the ownership of the Assets will result in any material liability to the Company or Stinar under existing environmental laws, and Stinar has not included a material sum in its budget for matters related to environmental compliance.


REAL ESTATE DEVELOPMENT

MOHAVE COUNTY, ARIZONA WATER FRONT LOTS
On December 27, 1994, the Company acquired from Mohave Shores Development, Inc. the right to a 50 year sublease for the land leased from the Fort Mojave Tribal Corporation for 10 residential dwelling units adjacent to the Colorado River and an option for an additional 31 residential dwelling units in that leased land. The Company paid Mohave Shores Development, Inc. $250,000 for these rights and options. In 1998, the Company determined that the likelihood of realizing a return on this investment to be remote and accordingly wrote off the investment in property rights to zero, realizing a $250,000 loss on this investment.


ITEM 2: PROPERTIES.

The Company's principal executive offices are located at 4810 120th Street West, Apple Valley, Minnesota, and are leased.

As of June 30, 1998, the principal properties of the Company are the cemeteries in Hillside, Illinois. The cemetery operations are discussed in Business.

The cemeteries are subject to a mortgage in the principal amount of $675,767. See Financial Statements, beginning on page F-1 for payment details.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. This facility was purchased by Stinar in connection with the purchase of the Assets. The purchase of the Stinar Facility was financed by the Seller pursuant to contracts for deed payable in monthly installments of $9,766 for seven years from the date of purchase, with a balloon payment of principal of $1,207,000 due on June 29, 2005.



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


                                               FISCAL YEAR

                                            1998          1997

First Quarter                           $.56 - 1.06   $.63 - 1.19

Second Quarter                           .81 - 1.59    .63 - 1.13

Third Quarter                           1.25 - 4.00    .63 -  .88

Fourth Quarter                          2.00 - 2.50    .38 -  .75


As of September 25, 1998, the number of holders of record of the Company's Common Stock was 1,900.

The Company has never paid dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS

FISCAL 1998

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from continuing cemetery and new manufacturing operations to meet operating needs, debt and funding capital requirements. Funeral industry businesses have provided sufficient cash during the past five years to support day-to-day operations, current debt service, capital expenditures, and provide cash to assist in the acquisition of the assets of a manufacturer of aviation ground support equipment. Since 1995 cash flow from operations has increased and liquidity has continued to improve. Cemetery and manufacturing operations will provide sufficient cash during the next five years to cover all debt payments and operation needs.

The Manufacturing operation has secured a $3,000,000 line of credit to fund operations and capital expenditures and the Company has secured a line of credit for $225,000 to meet any uncertainties that could materially affect liquidity.

There are no expected changes in the number of full time, part-time or seasonal employees employed by the cemetery operations, but manufacturing operations will need to hire an additional 15 full time employees for production, 3 engineer's, 2 salesman and a vice president of manufacturing in fiscal year 1999.

The cemetery and manufacturing operations have a five year plan for capital expenditures in 1998 to 2002 period of approximately $2,600,000. The cemetery operations capital expenditures will be approximately $600,000 for cemetery road improvements, increased inventory of niches and crypts in Mausoleum and outdoors, groundskeeping equipment, and a new computer software and hardware system. Manufacturing operations' capital expenditures will be approximately $2,000,000 for improvements in the present plant, an additional manufacturing facility, computer software and hardware, office equipment and manufacturing equipment to meet anticipate revenue increase.

Net cash from operating activity and sale of debentures in fiscal year 1998 resulted in the company's ability to generate sufficient cash flow to finance its operations, fund capital expenditures, pay current debt service, purchase the assets of manufacturing operation, and continue to solve its environmental problems.


RESULTS OF OPERATIONS

In fiscal year 1998, cemetery revenues increased 8.7% over the prior fiscal year as a result of 9% increase in case loads, price increases of 10% on grave liners, 6% price increase in interment fees, and a 58% increase in monument sales due to aggressive marketing and new display area. Investment income from the cemetery trust funds decreased 10% due to timing of interest payments.

Gross profit after operating expenses remained stable at 48%, with cost of sales at 52% ,which is the comparable with prior years.

Selling expenses decreased 10% in comparison to prior fiscal year due to the elimination of the sales manager position.

General and administrative expenses decreased 3% due to decreased legal fees associated with past litigation.

Other expenses increased 74% due to the Registrant's determination that the likelihood of realizing a return on the property rights investment to be remote, and accordingly wrote off the investment in property rights to zero realizing a $250,000 loss.


ACQUISITION RELATED

Immediately following the acquisition of the assets of Stinar, the Registrant engaged its regularly retained independent certified public accounts to conduct an audit of the acquired business. Because Stinar historically (i) had not prepared its financial statements in accordance with generally accepted accounting principles, (ii) had not engaged an auditor to review or audit its financial statements, (iii) had not maintained reliable or consistent inventory records, and (iv) had not ever instituted an inventory cost system, the Registrant's independent public accountants concluded that the beginning inventory of Stinar cannot be audited with any assurance of reliability or accuracy. Alternative auditing procedures have been exhausted coming to the same conclusion. Because of the significance of the inventory of Stinar in relation to its financial statements as a whole, an unqualified opinion as to the financial statements could not be rendered because of the inability to audit the beginning inventory. Accordingly, the financial statements required to be filed under Item 7 of Form 8-K cannot be filed herewith. Any unaudited historical financial statements which might be prepared could not be relied upon and could potentially be misleading.

As part of the due diligence process undertaken by the Registrant in acquiring Stinar, the Registrant required that Stinar implement an inventory cost system whereby inventory is valued in accordance with generally accepted accounting principles as of June 30, 1998. This system is in place and is fully operational.


FISCAL 1997

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from continuing operations to meet cash needs and funding capital requirements. The cemetery operations have provided sufficient cash during the past three years to support day-to-day operations and cover immediate debt service requirements. Since 1995 cash flow from operations has increased, and liquidity has continued to improve. The registrant has secured a line of credit for $225,000 to meet any uncertainties that could materially affect liquidity.

There are no expected changes in the number of full time, part-time or seasonal employees employed by the Company.

The Company's cemetery operations have a five year plan for capital expenditures in the 1997 to 2001 period of approximately $600,000 for road improvements, fencing of property, increased inventory of niches and crypts in Mausoleum and outdoors, equipment and modernization programs for computer software and hardware.

Net income in fiscal year 1997 resulted in the Company's ability to generate sufficient cash flow from operations to finance its operations, fund capital expenditures, pay immediate debt and continue to solve its environmental problems.


RESULTS OF OPERATIONS

In fiscal year 1997, cemetery revenues remained relatively flat with cemetery lot sales and interment fees remaining stable in comparison to prior years, but Mausoleum sales and cremations fees decreased approximately $37,090 (or 15%). The decrease is primarily attributable to the increased competition, change in marketing strategies and publicity surrounding the past lawsuit in regards to indemnification of cremation remains. Investment income from the cemetery care funds increased $3,591 or 2%, which was due primarily to the increase in trust assets.

Gross profit before expenses decreased $2,877 or 1% over the prior fiscal year. The decrease in attributable to decreased costs of Mausoleum sales and related costs.

Operating expenses remained constant with a less than 1% decrease in comparison to prior fiscal years.

Selling expenses increased $22,858 or 10% over the prior fiscal year. The increase is attributable to the having a full-time sales manager for twelve months. When retained by management it was anticipated that this individual would be able to increase productivity and enhance customer service. Customer service was improved but sales continue to remain flat.

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



ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial statements of the Company for the fiscal years ending June 30, 1998 and 1997 are included at Item 13, F-1.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors hold office for a one-year term or until their successors are duly elected and qualify. Each director of the Company has served continuously since the year indicated below. The age and principal occupation or employment of all directors as set forth below.

Robert C. Harvey (47), has been a Director, Chairman of the Board, and Chief Executive Officer of the Company since 1992. Mr. Harvey is also the CEO of Stinar Corporation.

Robert B. Gregor, (47), Secretary and Director since 1993. Mr. Gregor has been the Senior Account Executive of E.F. Johnson Co. since 1993. From 1977 to 1993, Mr. Gregor was a Sales Team Manager at Motorola Communications.

Hugh H. McDaniel, (58), Director since 1992. Mr. McDaniel has been a residential real estate broker since 1973.


ITEM 10: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

                                    Annual                          Long Term
                                 Compensation                      Compensation
                      __________________________________________    ___________

Name and                                           Other Annual         Awards
Principal Position     Year     Salary(1)  Bonus   Compensation         Options


Robert C. Harvey(2)
Chairman of the Board
and Chief Executive
Officer                1998     $90,000                                 $65,000
                       1997     $90,000


(1) Includes amounts accrued by the Company to Mr. Harvey of $15,000 in 1997.

(2) Mr. Harvey was employed by the Company as Chairman of the Board and Chief Executive Officer in November 1992.



OPTION GRANTS AND EXERCISES

The following table summarizes options granted to named executive officer during 1998, 1997, and 1996.


OPTION GRANTS IN LAST FISCAL YEAR

Individual Grants

               Number of
               Securities    % of Total        Exercise
               Underlying    Options Granted   or Base
               Options       to Employees      Price     Expiration
Name           (1)Granted    in Fiscal Year    ($/SH)    Date
___________________________________________________________________

Robert C. Harvey

1998           40,000(2)        100%            $0.38    06/30/01
1997                -             -                 -
___________________________________________________________________

(1) All the options granted to Mr. Harvey were granted pursuant to his employment contract. See "Executive Compensation and Other Benefits -- Employment Agreement". Options are exercisable so long as Mr. Harvey remains in the employ of the Company.

(2) These options were granted on September 30, 1998 and are fully vested.


EMPLOYMENT AGREEMENT

The Company has an employment contract with Mr. Harvey, the Chairman of the Board and Chief Executive Officer of the Company. Under the agreement, Mr. Harvey is to receive annual compensation of $90,000 and a bonus equal to 10% of the Company's net income over $300,000 and 15% of the Company's net income over $500,000. Under this agreement, in addition to his salary and bonus, Mr. Harvey will receive options to purchase an additional 10,000 shares at beginning of year fair market value for each $100,000 of net income the Company achieves over $300,000 and options to purchase 40,000 shares based on the performance of the Company's stock in the public market. Mr. Harvey was granted options to purchase 40,000 shares in June, 1998 under the terms of his employment agreement with the Company.


COMPENSATION OF DIRECTORS

Directors who are not salaried employees of the Company are paid $500 as an annual director's fee plus a fee of $200 per meeting attended. Directors are also reimbursed for travel and lodging expenses as appropriate. There was one board of directors meeting and two meetings by telephone and directors received $1,000 for these meetings.

On May 18, 1990, the Board of Directors approved a nonqualified stock option plan for outside directors. Under the plan, each outside director received options to purchase 3,500 shares of the Company s common stock at an exercise price per share equal to the market price at the grant date. These stock options are exercisable for a period of ten years from the grant date for active board members or for a period of twelve months from the date of termination for former board members. The Company reserved 21,000 shares of common stock for issuance under the plan, of which 3,500 shares have been issued, an option for 3,500 shares is outstanding and 14,000 shares are available for issuance.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information as of June 30, 1998, concerning the beneficial ownership of the Company's common shares by Mr. Robert C. Harvey, each director, by all directors and officers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common shares.


Name of Individual
or Persons in Group           Number of Shares(a)      % of Class
_________________________________________________________________

Robert C. Harvey                  379,329(b)              23.6%
4810 120th Street West
Apple Valley, MN 55124

Robert B. Gregor                  161,189(c)              10.0%
844 Oriole Lane
Chaska, MN 55318

Hugh McDaniel                       5,100(d)                .3%
4090 Mission Blvd.
San Diego, CA 92109

All Officers and Directors        545,618                 33.9%
as a Group (3 persons)


(a) Unless otherwise noted, all shares shown are held by persons possessing sole voting and investment power with respect to such shares.

(b) Includes 50,370 held by Mr. Harvey's wife and children to which Mr. Harvey may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition, 165,000 of the 379,329 share total listed in the table are shares that could be acquired upon exercise of an option and the conversion of a convertible subordinated debenture. In addition, 10,000 are held jointly by Mr. Harvey and his wife.

(c) Includes 7,375 held by Mr. Gregor's wife and children to which Mr. Gregor may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition 112,564 are held jointly by Mr. Gregor and his wife.

(d) Includes 3,500 of the 5,100 share total listed in the table are shares that could be acquired upon exercise of options as a board member.


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended June 30, 1998 and 1997, amounts paid for compliance services to entities related to the chief executive officer were $20,214 and $12,192 respectively. In addition, to fund the purchase of substantially all of the assets and liabilities of Stinar Corporation, a member of the board of directors advanced cash of $30,000 and the chief executive officer purchased purchased $170,000 of convertible subordinated debentures. In fiscal year 1999, the director was repaid the $30,000 and sold 40,000 shares of common stock out of treasury for $80,000.


ITEM 13: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed or incorporated by reference as part of this Form 10-KSB.

(1) The following consolidated financial statements of Oakridge Holdings, Inc. and Subsidiaries, together with the Independent Auditors Report are filed in this report at Item 13, F-1:

     Independent Auditor's Report

     Consolidated Balance Sheets as of June 30, 1998, and 1997

     Consolidated Statements of Operations for Years Ended June 30, 1998
     and 1997

     Consolidated Statements of Stockholders' Equity for Years Ended June 30, 1998 and 1997

     Consolidated Statements of Cash Flows for Years Ended June 30, 1998
     and 1997

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

     3(i)Amended and Restated Articles of Incorporation as amended. (1)

     3(ii)Amended and Superseding By-Laws as amended. (1)

     10(a)Outside Directors Non-qualified Stock Option Plan. (1)

     10(b)Robert C. Harvey Employment Agreement. (1)

     10(c)Stock purchase agreement. (1)

     10(d) Loan documents for Line of Credit. (2)

     10(e) Subordinated Debenture Agreement. (1)

     10(f) Loan documents for Mortgage Note Payable. (2)

     21 Subsidiaries of Registrant.

        (1) Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1997 or 1996.

        (2) Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1998 and 1997.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report. An 8-K and 8-K/A were filed during the first quarter of fiscal year 1999.






F-1



OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 1998 AND 1997




TABLE OF CONTENTS




              PAGE

Independent Auditors' Report                                            1


Consolidated Financial Statements:

     Consolidated Balance Sheets                                        2

     Consolidated Statements of Operations                              3

     Consolidated Statements of Stockholders' Equity                    4

     Consolidated Statements of Cash Flows                              5

     Notes to Consolidated Financial Statements                         6







{Letterhead of  Independent Auditors}



To The Board of Directors and Stockholders
Oakridge Holdings, Inc. and Subsidiaries
Apple Valley, Minnesota


INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ Stirtz Bernards Boyden Surdel & Larter, P.A.

Edina, Minnesota
August 19, 1998






OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS



                                                                    June 30,
                                                      ______________________

                                                            1998        1997
                                                      __________  __________

ASSETS

Current assets:
Cash and cash equivalents                             $  823,458  $  382,287
Receivables:
  Trade, less allowance for doubtful accounts
  of $11,000 in 1998 and $15,500 in 1997               2,547,042     476,443
  Trust income (Note 12)                                  20,350     106,855
Inventories:
  Production                                           2,829,142           -
  Cemetery and mausoleum space available for sale        663,791     682,108
  Markers, urns and flowers                               24,388      15,924
Deferred income taxes                                    245,000     256,000
Other current assets                                      10,731      26,783
                                                      ----------  ----------
Total current assets                                   7,163,902   1,946,400
                                                      ----------  ----------
Property and equipment:
  Property and equipment                               3,632,908   1,760,528
  Less accumulated depreciation                       (1,347,698) (1,286,611)
                                                      ----------  ----------
Total property and equipment, net                      2,285,210     473,917
                                                      ----------  ----------
Other assets                                              60,191      12,601
                                                      ----------  ----------
Investment in property rights-
  Mohave Shores Development Inc.                               -     250,000
                                                      ----------  ----------
                                                      $9,509,303  $2,682,918
                                                      ==========  ==========








                                                                    June 30,
                                                      ______________________

                                                            1998        1997
                                                      __________  __________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable - bank                                  $2,065,000  $   75,000
Notes Payable - other                                    230,000           -
Accounts payable - trade                                 950,791      42,418
Accrued liabilities:
  Accrued salaries and payroll taxes                     469,980     124,971
  Perpetual care trust funds                             226,858     227,087
  Deferred revenue                                       452,661     389,609
  Customer deposits                                      329,914           -
  Accrued warranty                                       138,883           -
  Accrued marker and inscription costs                    98,676      77,976
  Accrued environmental costs                             28,500      28,500
Current maturities of long-term debt                      83,250      17,075
Other current liabilities                                112,444       7,167
                                                      ----------  ----------
Total current liabilities                              5,186,957     989,803
                                                      ----------  ----------
Long-term debt                                         3,123,833     689,528
                                                      ----------  ----------

Commitments and contingencies                                  -           -
                                                      ----------  ----------

Total liabilities                                      8,310,790   1,679,331
                                                      ----------  ----------

Stockholders' equity:
  Preferred stock, $.10 par value; 1,000,000
   shares authorized; none issued                              -           -
  Common stock, $.10 par value; 5,000,000 shares
   authorized; 1,309,670 shares issued and
   outstanding in 1998 and 1997                          130,968     130,968
  Additional paid-in capital                           1,940,500   1,875,500
  Accumulated deficit                                   (872,955) (1,002,881)
                                                      ----------  ----------
Total stockholders' equity                             1,198,513   1,003,587
                                                      ----------  ----------
                                                      $9,509,303  $2,682,918
                                                      ==========  ==========


See Notes to Consolidated Financial Statements





OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Years Ended June 30,
                                                      ______________________

                                                            1998        1997
                                                      __________  __________

Revenue:
  Cemetery                                            $2,550,709  $2,344,988
  Trust and interest income                              216,505     240,455
                                                      ----------  ----------
Total revenue                                          2,767,214   2,585,443
                                                      ----------  ----------
Operating expenses:
  Cemetery                                             1,306,614   1,210,979
  Selling                                                237,484     247,800
  General and administrative                             717,078     742,650
                                                      ----------  ----------
Total operating expenses                               2,261,176   2,201,429
                                                      ----------  ----------
Income from operations                                   506,038     384,014
                                                      ----------  ----------
Other income (expense):
  Interest expense                                       (73,042)    (86,338)
  Loss on investment in property rights                 (250,000)          -
  Other                                                   (1,070)       (244)
                                                      ----------  ----------
Total other income (expense)                            (324,112)    (86,582)
                                                      ----------  ----------
Income before income taxes                               181,926     297,432

Income taxes                                              52,000      83,000
                                                      ----------  ----------
Net income                                            $  129,926  $  214,432
                                                      ==========  ==========

Basic net income per share                            $      .10  $      .16
                                                      ==========  ==========
Diluted net income per share                          $      .09  $      .16
                                                      ==========  ==========


See Notes to Consolidated Financial Statements






OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 1998 AND 1997


                                                     Additional
                                    Common Stock       Paid-In    Accumulated
                                  Shares    Amount     Capital      Deficit       Total
                               ___________________   __________   ___________  __________
Balance, June 30, 1996         1,309,670  $130,968   $1,875,500   $(1,217,313)   $789,155

Net income                             -         -            -       214,432     214,432
                               ---------  --------   ----------   -----------  ----------
Balance, June 30, 1997         1,309,670  $130,968   $1,875,500   $(1,002,881) $1,003,587

Paid-in capital - stock
 options, June 30, 1998                -         -       65,000             -      65,000

Net income                             -         -            -       129,926     129,926

                               ---------  --------   ----------   -----------  ----------
Balance, June 30, 1998         1,309,670  $130,968   $1,940,500   $  (872,955) $1,198,513
                               =========  ========   ==========   ===========  ==========


See Notes to Consolidated Financial Statements





OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Increase (Decrease) in Cash and Cash Equivalents

                                                        Years Ended June 30,
                                                      ______________________

                                                            1998        1997
                                                      __________  __________

Cash flows from operating activities:
  Net income                                          $  129,926  $  214,432
  Adjustments to reconcile net income to net
   cash flows from operating activities:
     Depreciation                                         77,226      69,301
     Deferred income taxes                                50,000      81,429
     Loss on investment in property rights               250,000           -
     Compensation expense - stock options                 65,000           -
     Receivables                                          75,845     (69,657)
     Inventories                                           9,853      19,133
     Other assets                                         18,520       6,947
     Accounts payable - trade                            (61,397)    (27,781)
     Accrued liabilities                                  72,753      90,292
                                                      ----------  ----------
Net cash flows from operating activities                 687,726     384,096
                                                      ----------  ----------

Cash flows from investing activities:
  Purchase of property and equipment                    (150,289)    (59,038)
  Acquisition, net of cash acquired of $355,810       (1,687,140)          -
                                                      ----------  ----------
Net cash flows from investing activities              (1,837,429)    (59,038)
                                                      ----------  ----------
Cash flows from financing activities:
  Principal payments on long-term debt                   (19,520)   (282,462)
  Increase in note payable-bank                        1,060,394      75,000
  Proceeds from issuance of debentures
   and other notes payable                               550,000           -
                                                      ----------  ----------
Net cash flows from financing activities               1,590,874    (207,462)
                                                      ----------  ----------
Net change in cash and cash equivalents                  441,171     117,596

Cash and cash equivalents, beginning of year             382,287     264,691
                                                      ----------  ----------
Cash and cash equivalents, end of year                $  823,458  $  382,287
                                                      ==========  ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                        Years Ended June 30,
                                                      ______________________

                                                          1998        1997
                                                      __________  __________

Cash paid during the years for:

  Interest                                            $   73,042  $   86,338
                                                      ==========  ==========

  Income taxes                                        $    1,011  $      560
                                                      ==========  ==========

Details of acquisition:
  Fair value of assets                                $7,072,179  $        -
  Liabilities                                          5,029,229           -
                                                      ----------  ----------
    Cash paid                                          2,042,950           -
  Less cash acquired                                     355,810           -
                                                      ----------  ----------
    Net cash paid for acquisition                     $1,687,140  $        -
                                                      ==========  ==========




See Notes to Consolidated Financial Statements








OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIRES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 1998 and 1997



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a Minnesota corporation organized on March 6, 1961. The Company operates two cemeteries in Illinois. The cemetery operations routinely grant credit to pre-need customers, substantially all of whom are in the Chicago area. On June 29, 1998 the Company acquired the net assets of an airline ground equipment business (see Note 2). The business designs, engineers and manufactures airline ground equipment and serves customers on a worldwide basis.

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

INVENTORIES

Production inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

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

DEFERRED REVENUE

Deferred revenue consists of pre-need contracts that include charges for services to be performed at a later date. Revenue on these services is deferred to the period in which the services are performed.

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

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company generally does not require collateral for its trade accounts receivable. The credit risk is limited due to the large number of entities comprising the Company's customer base. At June 30, 1998, the Company had no significant concentrations of credit risk.

INCOME PER SHARE

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 establishes accounting standards for computing and presenting earnings per
share.   Basic earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. No dilution for potentially dilutive securities is included. Diluted earnings per share are computed under the treasury stock method and are calculated to compute the dilutive effect of outstanding options, warrants and other securities. The adoption had no effect on previously reported income per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) in June 1997. SFAS No. 130 requires the disclosure of other comprehensive income in the Company's financial statements and is effective for reporting periods beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to have a material impact on the Company's financial statements or the disclosures contained therein.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) in June 1997. SFAS No. 131 establishes accounting standards for segment reporting and is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to have a material impact on the Company's financial statements or the disclosures therein.


2. ACQUISITION

On June 29, 1998, the Company acquired certain assets and liabilities of Stinar Corporation (Stinar) for $4,242,950 including acquisition costs. Stinar designs, engineers and manufactures airline ground equipment. The purchase price included $2,000,000 in cash, the issuance of $1,300,000 of contracts for deed, a $200,000 short-term note and $700,000 of convertible subordinated debentures. The transaction was accounted for using the purchase method. Accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $50,100 is being amortized on a straight-line basis over 30 years. The results of operations of the acquired business from the date of acquisition to June 30, 1998 are not significant and will be reflected in the Company's operations beginning July 1, 1998.

The following summarized unaudited pro forma results of operations for the years ended June 30, 1998 and 1997 assumes the Stinar acquisition occurred on July 1 of each year:


PRO FORMA INFORMATION

                                                          1998       1997
                                                      __________  __________
Net sales                                            $15,483,743 $12,473,303
Net earnings                                         $   220,299 $   153,371
Earnings per share                                   $       .17 $       .12


Pro forma results reflect adjustments for the incremental interest expense on debt incurred to finance the acquisition, depreciation and amortization of assets based on purchase price allocation and estimated income tax expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each year presented, nor are they necessarily indicative of future consolidated results.


3. INVENTORIES

Production inventories consist of the following:
                                                          1998       1997
                                                      __________  __________

Finished goods                                        $  230,066  $        -
Work in progress                                       1,146,295           -
Raw materials and trucks in stock                      1,452,781           -
                                                      ----------  ----------
                                                      $2,829,142  $        -
                                                      ==========  ==========

Inventories of cemetery and mausoleum space available for sale consist of the following:

                                                         1998        1997
                                                      __________  __________

Cemetery space                                        $  539,940  $  556,265
Mausoleum space                                          123,851     125,843
                                                      ----------  ----------
                                                      $  663,791  $  682,108
                                                      ==========  ==========


4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                                         1998        1997
                                                      __________  __________

Land                                                  $  450,000  $   50,000
Land improvements                                        288,092     252,373
Building and improvements                              1,422,881     522,881
Vehicles                                                 250,114     198,617
Equipment                                              1,221,821     736,657
                                                      ----------  ----------
                                                      $3,632,908  $1,760,528
                                                      ==========  ==========

Depreciation charged to operations was $77,226 in 1998 and $69,301 in 1997.


5. INVESTMENT IN PROPERTY RIGHTS

In December 1994, the Company purchased the right to develop 10 dwelling units for $250,000 from Mohave Shore Development Inc. (MSD), a Nevada corporation. MSD has a master lease agreement with the Fort Mohave Tribal Corporation located in Arizona. The right has a term of 50 years. In addition, the Company has the right to purchase 31 additional development units in increments with each increment requiring additional fees to a total aggregate of $1,300,000. In 1998, the Company determined that the likelihood of realizing a return on this investment to be remote and accordingly wrote off the investment in property rights to $-0- realizing a $250,000 loss.


6. NOTE PAYABLE - BANK

The Company has a $225,000 line-of-credit of which $160,000 was unused and available at June 30, 1998. Interest is payable monthly at the prime rate (8.5% at June 30, 1998). The note is secured by the assets of a wholly owned subsidiary and matures November 1, 1998.

The Company has a $3,000,000 line-of-credit of which $2,000,000 was outstanding at June 30, 1998. At June 30, 1998, approximately $889,000 of the line-of-credit was unused and available with approximately $111,000 used for open letters of credit. Advances on the line-of-credit are based on 80% of eligible accounts receivable plus 75% of the eligible truck, work-in-process and finished goods inventory plus 50% of the eligible raw materials inventory. Interest is payable monthly at the banks reference rate plus .75% (9.25% at June 30, 1998.) The note is secured by the assets of the Company's wholly owned subsidiary, Stinar HG, Inc., and by assignment of life insurance policies.


7. NOTES PAYABLE - OTHER

Notes payable - other consisted of the following:
                                                         1998        1997
                                                      __________  __________
Note payable to individuals - due June 1999
plus interest at 8.25%, secured by a second
priority lien on certain inventories, accounts,
equipment, and general intangibles.                   $  200,000  $        -

Unsecured note payable to an officer, interest
at 9%, repaid July 1998.                                  30,000           -
                                                      ----------  ----------
                                                      $  230,000  $        -
                                                      ==========  ==========




8. LONG-TERM DEBT

Long-term debt consisted of the following:
                                                         1998        1997
                                                      __________  __________
Mortgage note payable - bank, payable in
monthly installments of $9,350 including
interest at 8.625%, maturing January 2002,
secured by real estate and the assets of
the Company.                                          $  675,767  $  685,190

Other notes payable, payable in monthly
installments including interest at 8.75%,
maturing through November 1999, secured
by equipment.                                             11,316      21,413

Contracts for deed, Payable in monthly
installments of $8,264 and $1,503 including
interest at 8.25%, maturing in June 2005
secured by certain property.                           1,300,000           -
                                                      ----------  ----------
Long-term debt payable before debentures               1,987,083     706,603

Convertible subordinated debentures - 9%
interest, due annually each December 31,
convertible into one common share at a
conversion price equal to 75% of the mean
between the average closing "bid" and "ask"
price on each of the five trading days prior
to the conversion date, issued to owners of
the business acquired, payable in annual
installments of $200,000 commencing June 2001
and in June 2002 and 2003, with the final
$100,000 payment due in June 2004, unsecured,
redeemable by the company with ten days
written notice.                                          700,000           -

Convertible subordinated debentures - 9%
interest due annually each December 31,
convertible into one common share for each
$2.00 of the principal amount, maturing in
July 2006, unsecured, $270,000 of the
debentures were issued to an officer and
employee of the Company.                                 520,000           -
                                                      ----------  ----------
                                                       3,207,083     706,603
Less current maturities                                  (83,250)    (17,075)
                                                      ----------  ----------
                                                      $3,123,833  $  689,528
                                                      ==========  ==========

Subsequent maturities as of June 30, 1998 are as follows:

     Years Ending June 30:

     1999                          $   83,250
     2000                              76,622
     2001                             279,635
     2002                             706,050
     2003                             215,343
     Thereafter                     1,846,183
                                   ----------
                                   $3,207,083
                                   ==========


9. ENVIRONMENTAL COSTS

In 1995, the Company commissioned an engineering study of its property for the purpose of determining the full extent of possible soil contamination. Five underground fuel tanks were found to require removal and the adjoining soil to undergo remediation. Environmental costs expensed to operations were $-0- in 1998 and 1997 and approximately $228,000 in years prior to those presented.

Furthermore, the Company was notified by the Illinois Environmental Protection Agency (IEPA) that the clean-up plan may not be in full compliance with IEPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $28,500 accrued for at June 30, 1998 may be incurred, however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.


10. INCOME TAXES

The provision for income taxes consisted on the following:

                                                         1998        1997
                                                      __________  __________
Current:
  Federal                                             $        -  $        -
  State                                                    2,000       1,571
                                                      ----------  ----------
                                                           2,000       1,571
                                                      ----------  ----------
Deferred:
  Federal                                                 44,000      70,000
  State                                                    6,000      11,429
                                                      ----------  ----------
                                                          50,000      81,429
                                                      ----------  ----------
                                                      $   52,000  $   83,000
                                                      ==========  ==========


Principal reasons for variations between the statutory federal tax rate and the effective tax rate were as follows:

                                                         1998        1997
                                                      __________  __________

Statutory U.S. federal tax rate                              34%         34%
State taxes, net of federal benefit                           3           3
Federal surtax exemption                                     (4)         (3)
Utilization of deferred income tax assets at
 rates different than originally capitalized                 (4)         (6)

                                                      ----------  ----------
                                                             29%         28%
                                                      ==========  ==========


The net deferred income tax assets in the accompanying consolidated balance sheets included the following components as of June 30, 1998 and 1997:

                                                         1998        1997
                                                      __________  __________

Deferred income tax liabilities                       $  (10,000) $   (6,000)
Deferred income tax assets:
  Net operating loss carryforwards                       156,000     218,600
  Environmental liability                                  8,000       8,000
  Accrued vacation                                        51,800      10,200
  Other                                                   56,100      44,100
  Valuation allowance                                    (16,900)    (18,900)
                                                      ----------  ----------
Net deferred income tax assets                        $  245,000  $  256,000
                                                      ==========  ==========


The Company has operating loss carryforwards of approximately $559,000, which expire in 2008, that may be offset against future taxable income and investment tax credits totaling approximately $16,900 that may be offset against future federal income taxes. If not used, the investment tax credits will expire as follows:


1999                          $    3,100
2000                               3,200
2001                              10,600
                              ----------
                              $   16,900
                              ==========



11. OTHER RELATED PARTY TRANSACTIONS

During the years ended June 30, 1998 and 1997 amounts paid for compliance services to entities related to the chief executive officer were $20,124 and $12,192, respectively.


12. PENSION PLAN

Certain subsidiaries of the Company participate in a multi-employer union administered defined benefit pension plan that covers the cemetery employees. Pension expense under this plan was $14,950 in 1998 and $15,113 in 1997.


13. EMPLOYMENT CONTRACTS AND STOCK OPTIONS

The Company is committed under an employment contract with its chief executive officer (CEO) to pay annual compensation and bonus payments for three years ending December 31, 1998. Under this agreement, the Company is committed to pay a bonus of 10% of the Company net income over $300,000 and 15% of the Company net income over $500,000. The Company accrued $-0- under these terms of the agreement for the years ended June 30, 1998, and 1997. The annual compensation expense under the employment contract is $90,000.

In addition, the contract provides for stock options subject to certain performance levels:

  a) 10,000 shares at beginning of year fair market value for each $100,000 of net income over a base income amount of $300,000.

  b) 40,000 shares at beginning of year fair market value based on the performance of the Company's stock in the public market.

The employment agreement expires December 31, 1998, and the exercise date of the stock options must be between three years of their grant or 90 days after the termination of the CEO's employment, whichever is first.

Under the agreement, stock options for 40,000 shares of common stock at $.38 per share were earned in 1998. Compensation expense of $65,000 was recognized with these stock options. No stock options were issued in 1997.

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

Shares subject to option are summarized as follows:

                                 1990 Stock      Employment    Weighted Average
                                Option Plan   Contract Options  Exercise Price
                                ___________   ________________ ________________

Balance, June 30, 1996 and 1997    3,500           40,000           $ .25

  Options granted                      -           40,000             .38
                                   -----           ------             ---
                                   3,500           80,000           $ .31
                                   =====           ======             ===

Options exercisable at:
  June 30, 1997                    3,500           40,000           $ .25
  June 30, 1998                    3,500           80,000           $ .32



Information regarding options outstanding at June 30, 1998 is as follows:

                                                                Weighted Average
                         Number of   Exercise  Weighted Average    Remaining
Type of Option            Options  Price Range  Exercise Price  Contractual Life
______________           _________ ___________ ________________ ________________

1990 Stock Option Plan      3,500   $ .25           $ .25          4.0 Years
Employment Contract        80,000   $ .25-.38       $ .32          2.0 Years


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its options. Had compensation cost been recognized based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been decreased to the following pro forma amounts:


                                                         1998        1997
                                                      __________  __________

NET INCOME
As reported                                           $  129,926  $  214,432
Pro forma                                             $  128,426  $  214,432


The weighted average fair value of options granted was $1.68 in 1998. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in 1998 were as follows:


                                              1998
                                           __________

          Risk free interest rate              5.5%
          Expected life of options          3 years
          Expected volatility                35.85%
          Expected dividend yield                 -


14. CEMETERY AND MAUSOLEUM TRUST FUNDS

Two of the Company's wholly-owned subsidiaries are beneficiaries of perpetual care trust funds established under the Cemetery Care Act of the State of Illinois. Earnings on these perpetual care trust funds are to be used for the care, preservation and ornamentation of the Company's cemetery and mausoleum properties.

Earnings on these perpetual care trust funds totaled $202,014 in 1998 and $226,973 in 1997.

Perpetual care trust fund assets totaled approximately $4,100,000 and $3,850,000 at June 30, 1998 and 1997, respectively.



15. EARNINGS PER SHARE OF COMMON STOCK DISCLOSURES

The following table reconciles the income and shares of the basic and diluted earnings per share computations:


                                            1998                                 1997
                            ___________________________________  ___________________________________
                               Income      Shares     Per-share    Income       Shares     Per-share
                            (Numerator) (Denominator)   Amount   (Numerator) (Denominator)   Amount
                            ___________ _____________ _________  ___________ _____________ _________
BASIC EPS
Income available to
  common shareholders          $129,926     1,309,670     $ .10     $214,432     1,309,670     $ .16
                                                          =====                                =====
EFFECT OF DILUTIVE SECURITIES
Employee Contract                     -        60,863                      -        27,807
1990 Option plan                      -         2,830                      -         2,433
Convertible debentures                -           320                      -             -
                               --------     ---------               --------     ---------
DILUTED EPS
Income available to common
  stockholders plus assumed
  conversions                  $129,926     1,373,683     $ .09     $214,432     1,339,910     $ .16
                               ========     =========     =====     ========     =========     =====



16. SEGMENT INFORMATION

The Company's operations are classified into two principal industry segments: cemeteries and airline ground equipment. The following is a summary of the identifiable assets by segment:
                                                         1998        1997
                                                      __________  __________

Cemeteries                                            $2,437,124  $2,682,218
Airline ground equipment                               7,072,179           -
                                                      ----------  ----------
                                                      $9,509,303  $2,682,218
                                                      ==========  ==========


The results of operations of the airline ground equipment business will be reflected in the company's operations beginning July 1, 1998 (see Note 2).


17. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at June 30, 1998, and the methods and assumptions used to estimate such fair values, were as follows:

CASH AND CASH EQUIVALENTS - the fair value approximates the carrying amount because of the short maturity of those financial instruments.

LONG-TERM DEBT AND OTHER NOTES PAYABLE - the fair value approximates the carrying amount, as the interest rates on the debt approximate current interest rates.






SIGNATURES


     In accordance with Section 13 or 15 (d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             OAKRIDGE HOLDINGS, INC.



Dated: September 28, 1998    By /s/ Robert C. Harvey
                             Robert C. Harvey
                             Chairman of the Board of Directors



In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Dated: September 28, 1998    By /s/ Robert C. Harvey
                             Robert C. Harvey
                             Chief Executive Officer
                             Chief Financial Officer


Dated: September 28, 1998    By /s/ Robert B. Gregor
                             Robert B. Gregor
                             Secretary
                             Director