Form 10QSB
period 1998-09-30
OAKRIDGE HOLDINGS INC
filed 1998-11-16
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.{X}Yes{ }No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

1,349,670


Transitional Small Business Disclosure Format (Check One):
{ )Yes {X}No




OAKRIDGE HOLDINGS, INC.

FORM 10-QSB

For the quarter ended September 30, 1998


TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         (a) Condensed Consolidated Balance Sheet as of September 30, 1998 (unaudited) and June 30, 1998

         (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 1998 and 1997 (unaudited)

         (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997 (unaudited)

         (d)  Notes to Condensed Consolidated Financial Statements


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 2.  Changes in Securities and Use of Proceeds

ITEM 3-5.Not Applicable

ITEM 6.  Exhibits and Reports on Form 8


SIGNATURES





PART I - FINANCIAL INFORMATIONFORM                        10-QSB
ITEM 1 - FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET  (UNAUDITED)

ASSETS                           September 30,1998  June 30,1998
                                    (Unaudited)
                                 _________________  ____________
Cash & cash equivalents                 $  705,761    $  823,458

Receivables                              2,265,663     2,567,392

Inventories:
  Production                             2,380,829     2,829,142
  Cemetery and mausoleum space             659,264       663,791
  Markers, urns & flowers                   27,586        24,388

Deferred income taxes                      207,764       245,000

Other current assets                        48,862        10,731
                                        ----------    ----------
Total current assets                     6,295,729     7,163,902
                                        ----------    ----------

Property, plant and equipment, at cost   3,910,016     3,632,908
 Allowance for depreciation             (1,395,063)   (1,347,698)
                                        ----------    ----------
                                         2,514,953     2,285,210
                                        ----------    ----------

Other assets                                58,028        60,191
                                        ----------    ----------

                                        $8,868,710    $9,509,303
                                        ==========    ==========


LIABILITIES                      September 30,1998  June 30,1998
                                    (Unaudited)
                                 _________________  ____________
Notes payable & current maturities      $1,381,421    $2,378,250

Accounts payable                           726,723       950,791

Accrued customer deposits                  653,694       329,914

Accrued compensation                       248,525       469,980

Accrued perpetual care fund                216,160       226,858

Accrued deferred revenue                   459,691       452,661

Accrued marker and inscription costs        94,343        98,676

Accrued warranty                            30,501       138,883

Income tax payable                         108,833             -

Other current liabilities                  205,645       140,944
                                        ----------    ----------
Total current liabilities                4,125,536     5,186,957
                                        ----------    ----------

Long-term debt                           3,123,833     3,123,833
                                        ----------    ----------

Total liabilities                        7,249,369     8,310,790
                                        ----------    ----------

STOCKHOLDERS' EQUITY

Common stock & additional
  paid-in-capital                        2,151,468     2,071,468
Accumulated deficit                       (532,127)     (872,955)
                                        ----------    ----------
                                         1,619,341     1,198,513
                                        ----------    ----------
                                        $8,868,710    $9,509,303
                                        ==========    ==========

See accompanying notes to consolidated financial statements




OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

                                 Three Months Ended September 30,
                                              1998          1997
                                 _______________________________
Revenue, net:
  Cemetery                              $  601,213    $  681,454
  Aviation                               2,919,178             -
  Interest - Care Funds                     43,377        49,593
  Other                                      3,325             -
                                        ----------    ----------
    Total revenue                        3,567,093       731,047
                                        ----------    ----------
Operating expenses:
  Cost of aviation sales                 2,348,282             -
  Cost of cemetery sales                   321,361       318,921
  Sales and marketing                      136,170        73,843
  General and administrative               173,293       179,241
                                        ----------    ----------
    Total operating expenses             2,979,106       572,005
                                        ----------    ----------
Income from operations                     587,987       159,042

Interest expense                           101,090         2,301
                                        ----------    ----------
Income from continuing operations
  before income taxes                      486,897       156,741

Provision for income taxes                 146,069        45,000
                                        ----------    ----------
Net income                                 340,828       111,741
                                        ==========    ==========

Net income per common share - basic          $.253         $.085
                                        ==========    ==========
Weighted average number of common
  shares outstanding - basic             1,349,670     1,309,670
                                        ==========    ==========
Net income per common shares - diluted        .171          .084
                                        ==========    ==========
Weighted average number of common
  shares outstanding - diluted           2,097,090     1,337,358
                                        ==========    ==========

The accompanying notes are an integral part of the condensed consolidated financial statements





OAKRIDGE HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                                 Three Months Ended September 30,
                                              1998          1997
                                 _______________________________
Cash flows from operating activities:
  Net income                            $  340,828    $  111,741
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization             47,458        18,117
    Change in accounts receivable          301,729       (50,263)
    Change in inventories                  449,642         7,279
    Change in deferred income taxes         37,236        45,000
    Change in other assets                 (36,061)      (49,625)
    Change in accounts payable            (224,068)       31,219
    Change in accrued liabilities          159,476           762
                                        ----------    ----------
Net cash from operating activities       1,076,240       113,096
                                        ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment      (277,108)      (50,265)
                                        ----------    ----------
  Net cash from investing activities      (277,108)      (50,265)
                                        ----------    ----------

Cash flows from financing activities:
  Repayment on long-term debt              (26,529)       (2,733)
  Repayment of short-term borrowing       (970,300)            -
  Proceeds from issuance of common
    stock                                   80,000             -
                                        ----------    ----------
  Net cash from financing activities      (916,829)       (2,733)
                                        ----------    ----------

Net increase (decrease) in cash:          (117,697)       60,962

Cash at beginning of period                823,458       382,287
                                        ----------    ----------

Cash at end of period                   $  705,761    $  443,249
                                        ==========    ==========




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. Operating results for the three month period ended September 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
The most significant estimates in the financial statements include but are not limited to accounts receivable, sales, and accurals. Actual results could differ from those estimates.

The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS
131")   "Disclosures about Segments of an Enterprise and Related Information
("SFAS 131"), effective June 30, 1998. SFAS 131 does not need to be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will make the necessary disclosures in conjuction with the filing of their annual 10-KSB for the year ended June 30, 1999.

The Company's Consolidated Statements of Operations for the three month period ended September 30, 1998, reflect all components of Comprehensive Income as defined by SFAS No. 130, " Reporting Comprehensive Income." Accordingly, no separate Consolidated Statement of Comprehensive Income is presented as would otherwise be required.


B.Reconciliation of Basic and Diluted Shares

                                 Three Months Ended September 30,
                                             1998           1997
                                       ----------     ----------

Income from continuing operations      $  340,828     $  111,741

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,349,670      1,309,670

Additional common shares to be issued
assuming exercise of stock options, and
conversion of convertible debentures      727,420         27,688

Additional income from continuing
operations, assuming conversion of
convertible debentures at the beginning
of the period                             $18,117              -

Shares used to compute dilutive effect
of stock options and convertible
debentures                              2,077,090      1,337,358

Basic earnings per common share
from continuing operations                  $.253          $.085

Diluted earnings per common share
from continuing operations                  $.173          $.084




ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this document, include certain forward-looking statements about the Company's business and products, revenues, expenditures and operating and capital requirements. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for the future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
The Company's liquidity needs arise from its acquisition-related activity, debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of it's subordinated debentures. The Company for the first three months of fiscal year 1999 had a decrease in cash of $ 117,697 compared to a cash increase in the same period in fiscal year 1998 of $60,692. As of September 30, 1998, the Company held cash and cash equivalents of $705,761.

During the three month period ended September 30, 1998, the Company recorded net income of $340,828 and generated a decrease in net cash of $117,697. The Company's net cash provided by operating activities was $1,076,240 in the first three months of fiscal year 1999 compared to $113,096 in the same period in fiscal year 1998. Excluding cash transactions relating to the acquisition of aviation ground support business, operating cash flows of $113,000 for the first three months of 1999 approximated the first three months of 1998. Cash flows used in investing activities increased $226,843 due to capital expenditures and net cash used in financing activities increased $ 914,096 due to the repayment of short term debt incurred to acquire the aviation ground support equipment business. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company continues to maintain a good financial position, with net working capital of $2,170,193, a increase of $193,248 since June 30, 1998. The increase was primarily due to repayment of bank borrowing and short term debt. Current assets amounted to $6,295,729 and current liabilities were $4,125,536, resulting in a current ratio of 1.5 to 1, compared with 1.4 to 1 at June 30, 1998. With debt of $7,249,369 and equity of $1,619,341 at September 30, 1998, the debt as a percentage of total capital was 82.7%, compared with 87.4% at June 30, 1998.

The Company's present working capital has continued to improve and is sufficient to meet current operating needs.

Capital expenditures for the first three months of fiscal year 1999 were $277,108 compared with $50,265 the same period in fiscal year 1998. These investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business and new roads for the cemetery business. The Company anticipates that it will spend approximately $300,000 on capital expenditures during the next three quarters of fiscal year 1999. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $2.00 to $2.88 per share during the first three months of Company's fiscal year 1999. The Company's book value per share at September 30, 1998 was $1.20 compared with $.92 at June 30, 1998. The Company's annualized return from continuing operations on average equity for the three months of fiscal year 1999 was 97% compared with 42% for the three months of fiscal year 1998. The annualized return from continuing operations on average assets was 15% compared with 16% for the three months of fiscal year 1998.

The Company has available through two banks, a $3,225,000 revolving credit facility. As of September 30, 1998 there was $1,250,000 in aggregate borrowing outstanding under these facilities.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 1998, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 1999.


YEAR 2000

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal year 1998, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. During fiscal year 1999, the Company will continue to complete the modifications and testing of it's information systems to ensure it is Year 2000 compliant. The Company has developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter.

The Year 2000 is not expected to have a material impact on the Company's current information systems as a result of the steps already completed to make the Company's systems Year 2000 compliant. Based on the nature of the Company's business, the Company anticipates it is not likely to experience material business interruption due to the impact of Year 2000 compliance on its customers and vendors. As a result, the Company does not anticipate that incremental expenditures to address Year 2000 compliance will be material to the Company's liquidity, financial position or results of operations.


RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 1999 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 1998

First quarter revenues of $3,567,093 were 488% above 1998's comparable period. The increase was due to the inclusion of aviation ground support equipment business acquired on the last day of fiscal year 1998. Cemetery revenue decreased $80,241 or 12% over the prior comparable period primarily due to an extraordinary sale of a marker for $50,200 in fiscal year 1998 and a slight decrease in markers and foundations due to difficulties in hiring qualified sales personnel.

Cost of products and services sold increased 6% for the cemetery business primarily to the mix of sales products, 4% increase in grounds payroll wages, 32% increase in repairs and maintenance caused by weather, repairs on the mausoleum and increase in operating supplies. Cost of sales averaged 51% for the past years, but increased to 53% for the first quarter of fiscal year 1999. Cemetery cost of sales for the aviation ground support equipment business was 80%.

Interest from care funds decreased $6,216 or 13% due to timing of interest payments and recognition of trust income.

Other Income is immaterial.

Selling expenses for the cemetery business in relation to sales decreased from 11% in fiscal year 1998 to 8% in fiscal year 1998. Decrease was due to the elimination of sales manager position the prior year. Selling expenses for the aviation ground support equipment business in relation to sales was 3% for the first fiscal quarter of 1999.

General and administrative expenses, which are expenses associated with supporting the Company's day-to-day management of its existing businesses and the holding company, decreased $5,984 or 3% in comparison to prior period.
The decrease is due to timing of services of professional fees, reduced travel expenses, and collection of a past due accounts receivable previously written off for $61,000.

Depreciation and amortization expenses increased 262% to $47,457 for the three month period ended September 30, 1998 from $18,117 for the three month period ended September 30, 1997, as a result of the increase in aviation ground support equipment assets and associated depreciation.

Interest expense increased $98,789 for the three month period ended September 30, 1998 in comparison to the three month period ended September 30, 1997. The increase in interest expense was attributable to increased borrowing associated with the Company's acquisition during fiscal year 1998.


PART II -  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is from time to time involved in ordinary litigation incidental to the conduct of its businesses. The Company believes that none of its pending litigation will have a material adverse effect on the Company's businesses, financial condition or results of operations.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 1998 the Company sold 40,000 shares of unregistered common stock to a director of the Company at a purchase price of $2.00 per share resulting in net proceeds to the Company of $80,000 per share. The common stock was in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)No exhibits are included herein

(b)Reports on Form 8-K. The Company filed a report on form 8-K on July 10, 1998, with respect to the acquisition of aviation ground support equipment business.






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


Date:  November 16, 1998