Form 10QSB
period 1998-12-31
OAKRIDGE HOLDINGS INC
filed 1999-02-10
CIK 73605

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark One)                          Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

(Issuer's telephone number) (651) 686-5495


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



                              OAKRIDGE HOLDINGS, INC.
                                    FORM 10-QSB
                      For the quarter ended December 31, 1998

                                 TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:

          (a) Condensed Consolidated Balance Sheets as of December 31, 1998 (unaudited) and June 30, 1998

          (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 1998 and 1997 (unaudited) and six months ended December 31, 1998 and 1997 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1998 (unaudited) and June 30, 1998

          (d) Notes to Condensed Consolidated Financial Statements

ITEM 2. Management s Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2.   Changes in Securities and Use of Proceeds

ITEM 3-5. Not Applicable

ITEM 6.   Exhibits and Reports on Form 8


SIGNATURES






PART I - FINANCIAL INFORMATION                                     FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                              OAKRIDGE HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)
ASSETS                            December 31,1998  June 30,1998
                                  ________________  ____________

Cash and cash equivalents                 $664,302      $823,458

Trade receivable, net of allowance       2,483,953     2,567,392

Inventories:
  Production                             2,223,082     2,829,142
  Cemetery and mausoleum space             654,393       663,791
  Markers, urns & flowers                   25,188        24,388

Deferred income taxes                      161,675       245,000

Other current assets                        44,975        10,731
                                        ----------    ----------

Total current assets                     6,257,568     7,163,902
                                        ----------    ----------

Property and equipment                   4,127,229     3,632,908
  Allowance for depreciation            (1,441,541)   (1,347,698)
                                        ----------    ----------
                                         2,685,688     2,285,210
                                        ----------    ----------

Other assets                                55,067        60,191
                                        ----------    ----------

                                        $8,998,323    $9,509,303
                                        ==========    ==========




LIABILITIES                       December 31,1998  June 30,1998
                                  ________________  ____________
Note payable & current maturities       $1,442,910    $2,378,250

Accounts payable                           792,280       950,791

Accrued customer deposits                  426,660       329,914

Accrued compensation                       223,228       469,980

Accrued perpetual care fund                226,574       226,858

Accrued deferred revenue                   483,309       452,661

Accrued marker & inscription costs          67,119        98,676

Accrued warranty                                 -       138,883

Income tax payable                         164,566             -

Other current liabilities                  171,285       140,944
                                        ----------    ----------
Total current liabilities                3,997,931     5,186,957
                                        ----------    ----------

Long-term debt                           3,123,833     3,123,833
                                        ----------    ----------

Total liabilities                        7,121,764     8,310,790
                                        ----------    ----------

STOCKHOLDERS' EQUITY

Common stock additional
  paid-in-capital                        2,151,468     2,071,468
Accumulated deficit                       (274,909)     (872,955)
                                        ----------    ----------
                                         1,876,559     1,198,513
                                        ----------    ----------

                                        $8,998,323    $9,509,303
                                        ==========    ==========




                                          OAKRIDGE HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                                (UNAUDITED)
                           Three Months Ended December 31,   Six Months Ended December 31,
                                       1998           1997             1998          1997
                           _______________________________   ____________________________
Revenue, net:
  Cemetery                       $  612,363     $  584,152       $1,213,576    $1,265,606
  Aviation                        2,622,697              -        5,541,875             -
  Interest - Care Funds              54,120         42,261           97,497        91,854
  Other                             133,229            150          136,554           150
                                 ----------     ----------       ----------    ----------
    Total revenue                 3,422,409        626,563        6,989,502     1,357,610
                                 ----------     ----------       ----------    ----------

Operating expenses:
  Cost of aviation sales          2,181,823              -        4,530,105             -
  Cost of cemetery sales            326,820        323,091          648,181       642,012
  Sales and marketing               136,416         49,042          272,586       122,885
  General and administrative        316,006        144,716          489,299       323,957
                                 ----------     ----------       ----------    ----------
    Total operating expenses      2,961,065        516,849        5,940,171     1,088,854
                                 ----------     ----------       ----------    ----------

Income from operations              461,344        109,714        1,049,331       268,756

Interest expense                    102,011         33,104          203,101        35,405
                                 ----------     ----------       ----------    ----------

Income from continuing operations
  before income taxes               359,333         76,610          846,230       233,351

Provision for income taxes          102,115         20,000          248,184        65,000
                                 ----------     ----------       ----------    ----------

Net income                          257,218         56,610          598,046       168,351
                                 ==========     ==========       ==========    ==========


Net income per common
  share - basic                      $ .190         $ .043           $ .443        $ .129
                                 ==========     ==========       ==========    ==========
Weighted average number of common
  shares outstanding - basic      1,349,670      1,309,670        1,349,670     1,309,670
                                 ==========     ==========       ==========    ==========


Net income per common
  share - diluted                    $ .131         $ .042           $ .302        $ .126
                                 ==========     ==========       ==========    ==========
Weighted average number of common
  shares outstanding - diluted    2,098,128      1,340,965        2,097,635     1,339,254
                                 ==========     ==========       ==========    ==========




                              OAKRIDGE HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)
                                    Six Months Ended December 31,
                                              1998          1997
                                   _____________________________
Cash flows from operating activities:
  Net income                              $598,046      $168,351
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization             96,896        35,647
    Change in receivables                   83,439       146,403
    Change in inventories                  614,658        (3,063)
    Change in deferred income taxes         83,325             -
    Change in prepaid and other assets     (32,173)       27,146
    Change in accounts payable            (158,511)          418
    Change in accrued liabilities          (95,175)      (57,621)
                                        ----------    ----------
Net cash from operating activities       1,190,505       317,281
                                        ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment      (494,321)      (51,934)
                                        ----------    ----------
  Net cash from investing activities      (494,321)      (51,934)
                                        ----------    ----------

Cash flows from financing activities:
  Repayments on long-term debt             (40,993)      (21,413)
  Repayment on short-term borrowing       (894,347)       27,012
  Proceeds from issuance of common stock    80,000             -
                                        ----------    ----------
  Net cash from financing activities      (855,340)        5,599
                                        ----------    ----------

Net increase (decrease) in cash:          (159,156)      270,946

Cash at beginning of period                823,458       382,287
                                        ----------    ----------

Cash at end of period                     $644,302      $653,233
                                        ==========    ==========








                              OAKRIDGE HOLDINGS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


A.   BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Oakridge Holdings, Inc. (the Company ) and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. Operating results for the six month period ended December 31, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include but are not limited to accounts receivable, sales, and accruals. Actual results could differ from those estimates.

The Company adopted Statement of Financial Accounting Standards No. 131 ( SFAS
131")    Disclosures about Segments of an Enterprise and Related Information
( SFAS 131"), effective July 1, 1998. SFAS 131 does not need to be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will make the necessary disclosures in conjunction with the filing of their annual 10-KSB for the year ended June 30, 1999.

The Company s Consolidated Statements of Operations for the six month period ended December 31, 1998, reflect all components of Comprehensive Income as
defined by SFAS No. 130,   Reporting Comprehensive Income.   Accordingly, no
separate Consolidated Statement of Comprehensive Income is presented as would otherwise be required.


B.   Reconciliation of Basic and Diluted Shares

                                   Six Months Ended December 31,
                                              1998          1997
                                        ----------    ----------

Income from continuing operations       $  598,046    $  168,351

Average shares of common stock
outstanding used to compute basic
earnings per common share                1,349,670     1,309,670

Additional common shares to be issued
assuming exercise of stock options, and
conversion of convertible debentures       747,965        29,584

Additional income from continuing
operations, assuming conversion of
convertible debentures at the beginning
of the period                              $36,234             -

Shares used to compute dilutive effect
of stock options and convertible
debentures                               2,097,635     1,339,254

Basic earnings per common share
from continuing operations                   $.443         $.129

Diluted earnings per common share
from continuing operations                   $.302         $.126







ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Management s Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this document, include certain forward-looking statements about the Company s business and products, revenues, expenditures and operating and capital requirements. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain forward-looking information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company s markets and customers, the Company s objectives and plans for the future operations and products and the Company s expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially.


                     OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                           PART I - FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
The Company s liquidity needs arise from its acquisition-related activity, debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company for the first six months of fiscal year 1999 had a decrease in cash of $ 159,156 compared to a cash increase in the same period in fiscal year 1998 of $270,946. As of December 31, 1998, the Company held cash and cash equivalents of $664,302.

During the six month period ended December 31, 1998, the Company recorded net income of $598,046. The Company s net cash provided by operating activities was $1,190,505 in the six months of fiscal year 1999 compared to $317,281 in the same period in fiscal year 1998. The increase was due to net income of $598,046 and decrease in inventory of $614,658 due to implementing a just in time inventory method of purchasing for the aviation ground support equipment company. Cash flows used in investing activities increased $442,387 primarily due to the paving of roads at the cemetery operations and upgrading the plant facility of the aviation ground support company . Net cash used in financing activities increased $855,340 due to the repayment of short term debt incurred to acquire the aviation ground support equipment business. The remaining increases and decreases in the components of the Company s financial position reflect normal operating activity.

The Company continues to maintain a good financial position, with net working capital of $2,259,637, an increase of $282,692 since June 30, 1998. The increase was primarily due to repayment of bank borrowing and short term debt less inventory on hand. Current assets amounted to $6,257,568 and current liabilities were $3,997,931, resulting in a current ratio of 1.56 to 1, compared with 1.4 to 1 at June 30, 1998. Total liabilities to equity was 3.8 to 1 at December 31, 1998 compared to 6.9 to 1 at June 30, 1998.

The Company s present working capital has continued to improve and is sufficient to meet current operating needs.

Capital expenditures for the six months of fiscal year 1999 were $494,321 compared with $51,934 the same period in fiscal year 1998. With capital expenditures of $269,459 occurring at the aviation ground support company to upgrade the manufacturing facility and $224,862 for paving of roads at the cemetery operations. These investments reflect the Company's continuing program to achieve business growth and upgrade its facilities. The Company anticipates that it will spend approximately $150,000 on capital expenditures during the next two quarters of fiscal year 1999. The Company intends to finance these capital expenditures primarily from cash flow from operations.

The Company's stock price ranged from $2.00 to $3.50 per share during the six months of Company s fiscal year 1999. The Company s book value per share at December 31, 1998 was $1.39 compared with $.92 at June 30, 1998. The Company s annualized return from continuing operations on average equity for the six months of fiscal year 1999 was 78% compared with 31% for the six months of fiscal year 1998. The annualized return from continuing operations on average assets was 30.8% compared with 18.8% for the six months of fiscal year 1998.

The Company has available through two banks, a $3,225,000 revolving credit facility. As of December 31, 1998 there was $1,330,000 in aggregate borrowing outstanding under these facilities.

As indicated by the above, the Company s financial position and borrowing capacity should enable it to meet its current and reasonably foreseeable future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of December 31, 1998, inflation did not have a significant effect on the Company s results in the first six months of fiscal year 1999.

YEAR 2000

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal year 1998, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. During fiscal year 1999, the Company will continue to complete the modifications and testing of its information systems to ensure it is Year 2000 compliant. The Company has developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter.

The Year 2000 is not expected to have a material impact on the Company s current information systems as a result of the steps already completed to make the Company s systems Year 2000 compliant. Based on the nature of the Company s business, the Company anticipates it is not likely to experience material business interruption due to the impact of Year 2000 compliance on its customers and vendors. As a result, the Company does not anticipate that incremental expenditures to address Year 2000 compliance will be material to the Company s liquidity, financial position or results of operations.

RESULTS OF OPERATIONS
SIX MONTHS OF FISCAL YEAR 1999 COMPARED
WITH SIX MONTHS OF FISCAL YEAR 1998

Revenue for the six months ended December 31, 1998 was $6,989,502 or 415% above 1998's comparable period. The increase was due to the inclusion of aviation ground support equipment business acquired on the last day of fiscal year 1998. Cemetery revenue decreased $52,030 or 4% over the prior comparable period primarily due to an extraordinary sale of a marker for $50,200 in fiscal year 1998.

Cost of products and services sold increased 2% for the cemetery business primarily due to the mix of sales products, and 3% increase in grounds wages and related benefits. Cost of sales averaged 51% for the past years, but increased to 53% for the six month period. Cost of sales for the aviation ground support equipment business was 82%.

Interest from care funds increased $5,643 or 6% due to the timing of interest payments and recognition of trust income.

Other income increased $136,404, and included $132,500 from the Illinois Department of Transportation in condemnation proceeds for taking of land for an easement.

Selling expenses for the cemetery business in relation to sales decreased from 10% in fiscal year 1998 to 9% in fiscal year 1999. The decrease is due to the elimination of sales manager position. Selling expenses for the aviaiton ground support equipment business in relation to sales was 3% for the first six months of fiscal year 1999.

General and administrative expenses arise in connection with supporting the Company's day-to-day management of its existing businesses and the holding company. General and administrative expenses for the cemetery business decreased $1,438 or 1%. General and administrative expenses for the aviation ground support equipment business in relation to sales was 4% for the six months of fiscal year 1999. The holding company general and administrative expense decreased $34,509 or 21%. The decrease is due to the allocation of salary expense of the Company's Chief Executive Officer being allocated to the aviation ground support equipment business.

Depreciation and amortization expenses increased 171% to $96,896 for the six month period ended December 31, 1998. The increase is a result of the acquisition of the aviation ground support equipment business.

Interest expense increased $167,696 for the six month period ended December 31, 1998 in comparison to the prior fiscal period of 1997. The increase in interest expense was attributable to increased borrowings associated with the Company's acquisition during the fiscal year 1998.

RESULTS OF OPERATIONS
SECOND QUARTER OF FISCAL YEAR 1999 COMPARED
WITH SECOND QUARTER OF FISCAL YEAR 1998

Second quarter revenues of $3,422,409 were 446% above 1998's comparable period. The increase was due to the inclusion of aviation ground support equipment business acquired on the last day of fiscal year 1998. Cemetery revenue increased $28,211 or 5% over the prior comparable period primarily due to increased case load.

Cost of products and services sold decreased 2% for the cemetery business primarily to the mix of sales products. Cost of sales averaged 51% for the past year, but increased to 53% for the second quarter of fiscal year 1999. Cost of sales for the aviation ground support equipment business was 83% for the second fiscal quarter of 1999.

Interest from care funds increased $11,859 or 28% due to timing of interest payments and recognition of trust income.

Other income increased $133,079, with $132,500 attributable from a settlement with Illinois Department of Transportation in regards to taking of land for an easement.

Selling expenses for the cemetery business in relation to sales increased from 8.4% in fiscal year 1998 to 9.4% in fiscal year 1999. Selling expenses for the aviation ground support equipment business in relation to sales were 3% for the second fiscal quarter of 1999.

General and administrative expenses, which are expenses associated with supporting the Company s day-to-day management of its existing businesses and the holding company, increased $171,290 or 118% in comparison to prior period. The increase is due to the aviation ground support equipment company.

Interest expense increased $68,907 for the six month period ended December 31, 1998 in comparison to the six month period ended December 31, 1997. The increase in interest expense was attributable to increased borrowing associated with the Company s acquisition during fiscal year 1998.


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is from time to time involved in ordinary litigation incidental to the conduct of its businesses. The Company believes that none of its pending litigation will have a material adverse effect on the Company s businesses, financial condition or results of operations.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are included herein

(b) Reports on Form 8-K. The Company filed a report on form 8-K on July 10, 1998, with respect to the acquisition of aviation ground support equipment business.







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


Date:  February 10, 1999