Form 10QSB
period 1999-03-31
OAKRIDGE HOLDINGS INC
filed 1999-05-14
CIK 73605

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

(Mark One)                          Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

                                     1,343,003


Transitional Small Business Disclosure Format (Check One):
{ )Yes {X}No











                              OAKRIDGE HOLDINGS, INC.
                                    FORM 10-QSB
                       For the quarter ended March 31, 1999

                                 TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:

          (a) Condensed Consolidated Balance Sheets as of March 31, 1999 (unaudited) and June 30, 1998

          (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited) and nine months ended March 31, 1999 and 1998 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 1999 (unaudited) and June 30, 1998

          (d) Notes to Condensed Consolidated Financial Statements

ITEM 2. Management s Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2.   Changes in Securities and Use of Proceeds

ITEM 3-5. Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K


SIGNATURES







PART I - FINANCIAL INFORMATION                                    FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                              OAKRIDGE HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)
ASSETS                               March 31,1999  June 30,1998
                                     _____________  ____________

Cash and cash equivalents                 $852,497      $823,458

Trade receivable, net of allowance       1,528,533     2,567,392

Inventories:
  Production                             2,076,729     2,829,142
  Cemetery and mausoleum space             644,141       663,791
  Markers, urns & flowers                   40,672        24,388

Deferred income taxes                      130,591       245,000

Other current assets                        73,616        10,731
                                        ----------    ----------

Total current assets                     5,346,779     7,163,902
                                        ----------    ----------

Property and equipment                   4,230,050     3,632,908
  Allowance for depreciation            (1,486,937)   (1,347,698)
                                        ----------    ----------
                                         2,743,113     2,285,210
                                        ----------    ----------

Other assets                                53,462        60,191
                                        ----------    ----------

                                        $8,143,354    $9,509,303
                                        ==========    ==========





PART I - FINANCIAL INFORMATION                                     FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                              OAKRIDGE HOLDINGS, INC.
                            CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)
LIABILITIES                          March 31,1999  June 30,1998
                                     _____________  ____________
Note payable & current maturities       $1,249,223    $2,378,250

Accounts payable                           344,444       950,791

Accrued customer deposits                  156,250       329,914

Accrued compensation                       288,733       469,980

Accrued perpetual care fund                222,569       226,858

Accrued deferred revenue                   495,646       452,661

Accrued marker & inscription costs          74,310        98,676

Accrued warranty                             5,361       138,883

Income tax payable                         152,593             -

Other current liabilities                   97,785       140,944
                                        ----------    ----------
Total current liabilities                3,086,914     5,186,957
                                        ----------    ----------

Long-term debt                           3,123,833     3,123,833
                                        ----------    ----------

Total liabilities                        6,210,747     8,310,790
                                        ----------    ----------

STOCKHOLDERS' EQUITY

Common stock and additional
  paid-in-capital                        2,133,550     2,071,468
Accumulated deficit                       (200,943)     (872,955)
                                        ----------    ----------
                                         1,932,607     1,198,513
                                        ----------    ----------

                                        $8,143,354    $9,509,303
                                        ==========    ==========








PART I - FINANCIAL INFORMATION                                     FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                                          OAKRIDGE HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS AND ACCUMULATED DEFICIT
                                                (UNAUDITED)
                             Three Months Ended March 31,   Nine Months Ended March 31,
                                       1999           1998              1999          1998
                             _____________________________   _____________________________
Revenue, net:
  Cemetery                       $  647,260     $  640,680        $1,860,836    $1,906,286
  Aviation                        2,072,601              -         7,618,530             -
  Interest - Care Funds              65,334         59,849           162,831       151,703
  Other                              56,691          7,420           189,191         7,570
                                 ----------     ----------        ----------    ----------
    Total revenue                 2,841,886        707,949         9,831,388     2,065,559
                                 ----------     ----------        ----------    ----------

Operating expenses:
  Cost of aviation sales          1,880,677              -         6,410,782             -
  Cost of cemetery sales            331,575        304,964           979,756       946,976
  Sales and marketing               112,620         53,410           385,206       176,295
  General and administrative        331,438        178,520           820,737       502,477
                                 ----------     ----------        ----------    ----------
    Total operating expenses      2,656,310        536,894         8,596,481     1,625,748
                                 ----------     ----------        ----------    ----------

Income from operations              185,576        171,055         1,234,907       439,811

Interest expense                     87,086         21,024           290,187        56,429
                                 ----------     ----------        ----------    ----------

Income from continuing operations
  before income taxes                98,490        150,031           944,720       383,382

Provision for income taxes           24,524         45,000           272,708       115,000
                                 ----------     ----------        ----------    ----------

Net income before
  extraordinary item                 73,966        105,031           672,012       268,382

Extraordinary item
  (Net of tax credit)                     -       (175,000)                -      (175,000)
                                 ----------     ----------        ----------    ----------

Net income or loss                 $ 73,966       $(69,969)         $672,012       $93,382
                                 ==========     ==========        ==========    ==========


Net income per common
  share - basic                      $ .055       $(.053)            $ .497        $ .071
                                 ==========     ==========        ==========    ==========
Weighted average number of common
  shares outstanding - basic      1,344,078      1,309,670         1,351,213     1,309,670
                                 ==========     ==========        ==========    ==========


Net income per common
  share - diluted                    $ .044        $(.053)            $ .346        $ .070
                                 ==========     ==========        ==========    ==========
Weighted average number of common
  shares outstanding - diluted    2,098,985      1,309,170         2,099,671     1,343,011
                                 ==========     ==========        ==========    ==========







PART I - FINANCIAL INFORMATION                                     FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                              OAKRIDGE HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

                                      Nine Months Ended March 31,
                                              1999          1998
                                     ___________________________
Cash flows from operating activities:
  Net income                              $672,012       $93,382
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization            143,897        52,645
    Gain on settlement agreement           (47,918)            -
    Common Stock issued for services        30,000             -
    Change in receivables                1,038,859        14,202
    Change in inventories                  755,779        (2,035)
    Change in deferred income taxes        114,409             -
    Change in prepaid and other assets     (51,498)       (8,688)
    Change in accounts payable            (606,347)       32,733
    Change in accrued liabilities         (364,669)       49,887
    Change in investment in land                 -       250,000
                                        ----------    ----------
Net cash from operating activities       1,675,208       522,126
                                        ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment      (597,142)     (119,334)
                                        ----------    ----------
  Net cash from investing activities      (597,142)     (119,334)
                                        ----------    ----------

Cash flows from financing activities:
  Repayments on long-term debt             (62,438)      (29,801)
  Repayment on short-term borrowing     (1,066,589)            -
  Proceeds from issuance of common stock    80,000             -
                                        ----------    ----------
  Net cash from financing activities    (1,049,027)      (29,801)
                                        ----------    ----------

Net increase (decrease) in cash:            29,039       372,991

Cash at beginning of period                823,458       382,287
                                        ----------    ----------

Cash at end of period                     $852,497      $755,278
                                        ==========    ==========








PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                              OAKRIDGE HOLDINGS, INC.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)


A.   BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998. Operating results for the nine month period ended March 31, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131)Disclosures about Segments of an Enterprise and Related Information (SFAS
131), effective July 1, 1998. SFAS 131 does not need to be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will make the necessary disclosures in conjunction with the filing of their annual report and form 10-KSB for the year ended June 30, 1999.

The Company s Consolidated Statements of Operations for the nine month period ended March 31, 1999, reflect all components of Comprehensive Income as defined by SFAS No. 130,Reporting Comprehensive Income. Accordingly, no separate Consolidated Statement of Comprehensive Income is presented as would otherwise be required.

B.   Reconciliation of Basic and Diluted Shares

                                   Nine Months Ended March 31,
                                              1999          1998
                                        ----------    ----------
Income from continuing operations       $  672,012    $   93,382

Average shares of common stock
outstanding used to compute basic
earnings per common share                1,351,213     1,309,670

Additional common shares to be issued
assuming exercise of stock options, and
conversion of convertible debentures       748,458        33,341

Additional income from continuing
operations, assuming conversion of
convertible debentures at the beginning
of the period                              $54,351             -

Shares used to compute dilutive effect
of stock options and convertible
debentures                               2,099,671     1,343,011

Basic earnings per common share
from continuing operations                   $.497         $.071

Diluted earnings per common share
from continuing operations                   $.346         $.070



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





                     OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                           PART I - FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY
The Company s liquidity needs arise from its acquisition-related activity, debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company for the first nine months of fiscal year 1999 had a increase in cash of $ 29,039 compared to a cash increase in the same period in fiscal year 1998 of $327,991. As of March 31, 1999, the Company held cash and cash equivalents of $852,497.

During the nine month period ended March 31, 1999, the Company recorded net income of $672,012. The Company s net cash provided by operating activities was $1,675,208 in the nine months of fiscal year 1999 compared to $522,126 in the same period in fiscal year 1998. The increase was due to net income of $672,012 and decrease in inventory of $755,779 due to implementing a just in time inventory method of purchasing for the aviation ground support equipment business, decrease in accounts receivable of $1,038,859 due to improved collection procedures and reduction of accounts payable of $606,347 due to improved cash flow. Cash flows used in investing activities increased $597,142 primarily due to the paving of roads at the cemetery operations and upgrading the plant facility of the aviation ground support business. Net cash used in financing activities was $1,049,029 due to the repayment of short term debt incurred to acquire the aviation ground support equipment business. The remaining increases and decreases in the components of the Company s financial position reflect normal operating activity.

The Company continues to maintain a good financial position, with net working capital of $2,259,865, an increase of $282,920 since June 30, 1998. Current assets amounted to $5,346,779 and current liabilities were $3,086,914, resulting in a current ratio of 1.73 to 1, compared with 1.38 to 1 at June 30, 1998. Total liabilities to equity was 3.2 to 1 at March 31, 1999 compared to 6.9 to 1 at June 30, 1998.

The Company s present working capital has continued to improve and is sufficient to meet current operating needs.

Capital expenditures for the nine months of fiscal year 1999 were $597,142 compared with $119,334 the same period in fiscal year 1998. With capital expenditures of $366,169 occurring at the aviation ground support operations to upgrade the manufacturing facility,computer hardware and software, and $230,973 for paving of roads, and equipment at the cemetery operations. These investments reflect the Company's continuing program to achieve business growth and upgrade its facilities. The Company anticipates that it will spend approximately $75,000 on capital expenditures during the last quarter of fiscal year 1999. The Company intends to finance these capital expenditures primarily from cash flow from operations.

The Company's stock price ranged from $2.00 to $3.87 per share during the nine months of Company s fiscal year 1999. The Company s book value per share at March 31, 1998 was $1.44 compared with $.92 at June 30, 1998. The Company s annualized return from continuing operations on average equity for the nine months of fiscal year 1999 was 57% compared with 12% for the same nine months fiscal year 1998. The annualized return from continuing operations on average assets was 10% for the nine months of fiscall 1999 compared with 5% for the same nine months of fiscal year 1998.

The Company has available through two banks, a aggregrate revolving credit facilities of $3,225,000. As of March 31, 1999 there was $1,840,052 in aggregate borrowing outstanding under these facilities.

As indicated by the above, the Company s financial position and borrowing capacity should enable it to meet its current and reasonably foreseeable future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.

INFLATION

Because of the relatively low levels of inflation experienced so far during this fiscal year, as of March 31, 1999, inflation did not have a significant effect on the Company s results in the nine months of fiscal year 1999.

YEAR 2000

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal year 1998, the Company began to implement plans to ensure those systems will continue to meet its internal and external requirements. During fiscal year 1999, the Company will continue to complete the modifications and testing of its information systems to ensure it is Year 2000 compliant. The Company has developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter.

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

RESULTS OF OPERATIONS
NINE MONTHS OF FISCAL YEAR 1999 COMPARED
WITH NINE MONTHS OF FISCAL YEAR 1998

Revenue for the nine months ended March 31, 1999 was $9,831,388 or 375% above 1998's comparable period. The increase was due to the inclusion of aviation ground support equipment business acquired on the last day of fiscal year 1998. Cemetery revenue decreased $45,450 or 3% over the prior comparable period primarily due to an extraordinary sale of a marker in fiscal year 1998.

Cost of products and services sold increased 3% for the cemetery business primarily due to the mix of sales products, and 3% increase in grounds crew wages and related benefits. Cost of sales averaged 51% for the past years, but increased to 53% for the nine month period. Cost of sales for the aviation ground support equipment business was 84%.


Interest from care funds increased $11,128 or 7% due to the timing of interest payments and recognition of trust income.

Other income increased $181,621, and included $132,500 from the Illinois Department of Transportation in condemnation proceeds for taking of land for an easement and partial settlement with the former chairman of the board of the company for return of 16,667 common shares valued of litigation at $47,918.

Selling expenses for the cemetery business in relation to sales decreased from 9.2% in fiscal year 1998 to 8.0% in fiscal year 1999. The decrease of 1.2% is due to lower commissions caused by the sales mix of products. Selling expenses for the aviaiton ground support equipment business in relation to sales was 3% for the nine months of fiscal year 1999.

General and administrative expenses arise in connection with supporting the Company's day-to-day management of its existing businesses and the holding company. General and administrative expenses for the cemetery business increased $7,028 or 2%, the increase is due to increased wages and benefits. General and administrative expenses for the aviation ground support equipment business in relation to sales was 2.4% or $190,173 for the nine months of fiscal year 1999. The holding company general and administrative expense increased $91,059. The increase is due to professional fees related to the acquisition and audit of the aviation ground support present business.

Depreciation and amortization expenses increased 173% to $143,897 for the nine month period ended March 31, 1999. The increase is a result of the acquisition of the aviation ground support equipment business.

Interest expense increased $233,758 for the nine month period ended March 31, 1999 in comparison to the prior fiscal period of 1998. The increase in interest expense was attributable to increased borrowings associated with the Company's acquisition during the fiscal year 1998.

RESULTS OF OPERATIONS
THIRD QUARTER OF FISCAL YEAR 1999 COMPARED
WITH THIRD QUARTER OF FISCAL YEAR 1998

Third quarter revenues of $2,841,886 were 301% above 1998's comparable period. The increase was due to the inclusion of aviation ground support equipment business acquired on the last day of fiscal year 1998. Cemetery revenue increased $6,580 or 1% over the prior comparable period.

Cost of products and services sold increased 3% for the cemetery business primarily to the mix of sales products. Cost of sales was 48% for the comparable period, but increased to 51% for the third quarter of fiscal year 1999. Cost of sales for the aviation ground support equipment business was 91% for the third fiscal quarter of 1999.

Interest from care funds increased $5,485 or 9% due to timing of interest payments and recognition of trust income.

Other income increased $49,271, with $47,918 attributable to retirement of stock received from the Company's former chairman, Lee Brukman. The stock is part of a on going settlement litigation negotiated out with former members of the board of director memebers.

Selling expenses for the cemetery business in relation to sales decreased from 9.2% in the third quarter of fiscal year 1998 to 7.0% in the third quarter of fiscal year 1999. The decrease of 1.2% is due to lower commissions caused by the mix of sales products. Selling expenses for the aviation ground support equipment business in relation to sales were 3% for the third fiscal quarter of 1999.

General and administrative expenses, which are expenses associated with supporting the Company s day-to-day management of its existing businesses and the holding company, increased $152,918 in comparison to prior period. The cemetery business increased $8,465 or 2% due to wages and benefits, and the holding company increased $ 5,081 or 8% due to increased professional fees related to the acquisition of the aviation ground support business. The other increase of $132,372 is related to the aviation ground support equipment company.

Interest expense increased $66,062 for the period ended March 31, 1999 in comparison to the period ended March 31, 1998. The increase in interest expense was attributable to increased borrowing associated with the Company s acquisition during fiscal year 1998.



PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its businesses. The Company believes that none of its pending litigation will have a material adverse effect on the Company s businesses, financial condition or results of operations.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 1998 the Company sold 40,000 shares of unregistered common stock to a director of the Company at a purchase price of $2.00 per share resulting in net proceeds to the Company of $80,000. The common stock was issued in reliance on an exemption provided by Section 4(2) of the Securities Act of 1933.

The Company issued a total of 10,000 shares of unregistered common stock valued at $3.00 per share to two officers of the Company for services rendered.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are included herein

(b)  None.








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


Date:  May 14, 1999