Form 10KSB
period 1999-06-30
OAKRIDGE HOLDINGS INC
filed 1999-09-28
CIK 73605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                                        Form 10-KSB



{X} ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 0-1937

                     OAKRIDGE HOLDINGS, INC.
        (Name of small business issuer as specified in its charter)

       MINNESOTA                        41-0843268
(State or other jurisdiction (I.R.S. Employer Identification No.)
of incorporation or organization)

      4810 120TH STREET WEST, APPLE VALLEY, MINNESOTA 55124
            (Address of principal executive offices)

                         (612) 686-5495
        (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange
Act: None

Securities registered pursuant to Section 12 (g) of the Exchange
Act:

             COMMON STOCK, PAR VALUE $.10 PER SHARE
                        (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and(2)has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. {X}

The issuer's revenues for its fiscal year ended June 30, 1999 were $12,409,032.

The aggregate market value of the voting stock held by non-affiliates on September 9, 1999, was approximately
$7,981,017, based on the average of the bid and asked price of such stock.

The number of shares outstanding of Registrant's only class of common equity on September 9, 1999, were 1,388,003.

Documents incorporated by reference:  None.

Transitional Small Business Disclosure Formats. Yes{ }No{X}




                             PART I

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This form 10-KSB contains certain forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by use of words such as "plans," "expects," "may," "will," "anticipates," "believes" and other words of similar meaning. Forward-looking statements may address, among other things, the Company's strategy for growth, product development, regulatory changes, the outcome of contingencies (such as legal proceedings), market position, expenditures, and financial results. Forward-looking statements are based on current expectations of future events. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings; difficulties in "Year 2000" problems; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.


                              GENERAL POINTS

In this report:

Oakridge Holdings, Inc. and its subsidiaries, collectively, are called the "Company" or "Oakridge," unless otherwise indicated by the context. The Company has two business segments - cemeteries and aviation ground support equipment.

The term "operating earnings" represents revenues less all operating expenses. Operating expenses of a business segment do not include corporate interest expense, corporate income or expense, or taxes on income.

All references to years are to fiscal years ended June 30 unless otherwise stated.


ITEM 1. DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

Oakridge Holdings, Inc. ("OHI"), through its wholly owned subsidiaries described in this Form 10-KSB (with OHI, collectively referred to herein as the "Company"), is engaged in the following business segments:

-Cemeteries used for the interment of human remains
-Manufacturing and Marketing Aviation Ground Support Equipment

The Company began operations on March 6, 1961, with two cemeteries in Cook County, Illinois, emphasizing service and careful attention to customers' preferences and needs. Over the next 30 years, the Company became involved in more cemeteries, funeral homes, marketing of monuments, various partnerships in real estate transactions and construction of single and multiple family housing projects.

After sustaining substantial losses during the late 1980's, in fiscal year 1993 a special shareholders meeting was called and a new board of directors was elected. The new board, led by the present chairman, began to implement a turnaround strategy.
Among other things, the strategy included a decision to refocus the Company on its core business segment, the cemeteries. The Company also took other actions, including the elimination of all corporate staff and offices of OHI, to reduce overhead expenses.

On June 29, 1998, the Company acquired substantially all of the assets of Stinar Corporation, a Minnesota corporation, manufacturer and seller of aviation ground support equipment used by airports, airlines and military installations.


(b) BUSINESS OF THE COMPANY

                        CEMETERIES BUSINESS SEGMENT

Through two wholly owned subsidiaries,
Oakridge Cemetery (Hillside), Inc. and Glen Oak Cemetery, Inc., the Company operates two adjacent cemeteries near Hillside, Illinois. The cemetery operations are discussed on a consolidated basis and the Company makes no functional distinction between the two cemeteries, except where noted.

Together the cemeteries comprise 176.7 total acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres with 137,000 burial plots, of which 36,537 were in inventory, with 975 niches and 3,190 crypts, of which 148 niches and 348 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 25 to 33 year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. The Company also holds deeds to 188 unsold crypts located in Forest Home Cemetery in Forest Park, Illinois. Cook and DuPage Counties in Illinois serve as the principal market for the Company's services. In addition to providing internment services, burial plots and crypts, the Company sells cremation services.

                 AVIATION GROUND SUPPORT EQUIPMENT SEGMENT

On June 29, 1998, the Company (through Stinar HG, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company ("Stinar")) purchased substantially all of the assets (including the right to use the Stinar name)(the "Assets") of Stinar Corporation, a Minnesota corporation ("Seller"). Until the sale of the assets to Stinar, Seller had been engaged in the manufacture and sale of aviation ground support equipment for use by airports, airlines and military bases. The Company now operates this segment under the name "Stinar."

Principal products of Stinar include the following: truck-mounted stairways and push stairs for loading aircraft; lavatory trucks and carts, water trucks and carts, and catering trucks for servicing aircraft; cabin cleaning trucks, maintenance hi-lifts, and turbo oilers for maintaining aircraft; and other custom-built aviation ground support equipment used by airports, airlines and the military. Stinar also provides limited service and repairs on equipment it sells and equipment purchased from other vendors.

The Company acquired the Assets pursuant to an Asset Purchase Agreement between Stinar, the Seller and the shareholders of the Seller. The aggregate purchase price for the Assets consisted of:
(i) $2,000,000 cash paid at closing; (ii) a promissory note issued by Stinar in the original principal amount of $200,000, payable June 30, 1999 with interest at 8.25% per annum, guaranteed by OHI; (iii) a convertible subordinated debenture of OHI in the original principal amount of $700,000. OHI has the right to pay the principal before the debenture is due or the debenture is convertible into shares of OHI's common stock at a conversion price equal to seventy-five percent (75%) of the mean between the average closing "bid" and "ask" price of OHI's common stock on each of the last five (5) full trading days immediately prior to the date the debenture is converted, with interest payable at 9% per annum on December 31 of each year it is outstanding and principal payable in annual installments of $200,000 commencing June 30, 2001 and on June 30, 2002 and 2003, with a final payment of principal on June 30, 2004, guaranteed by OHI; and (iv) aggregate payments under two contracts for deed pursuant to which Stinar will pay the Seller and two of its shareholders principal of $1,400,000 over seven years from the closing date, with equal installments of principal and interest (at the rate of 8.25%) payable monthly. In addition to the foregoing payments, Stinar assumed debt of the Seller in the amount of approximately $2,830,000. The source of the $2,000,000 cash paid by Stinar at the closing was income from the Company's operations, a $3,000,000 credit facility extended to Stinar by Riverside Bank of Minneapolis, and the sale of convertible subordinated debentures by the Company.

In connection with the Asset acquisition, Stinar entered into employment agreements with Randy and Gary Stinar, shareholders and former employees of the Seller, pursuant to which each will serve as an employee of Stinar until June 30, 2000. The terms and conditions of their employment are substantially similar to the terms and conditions of their employment with Seller. Randy Stinar terminated his employment with Stinar during 1998.

Stinar sells its products to airports, airlines, and government and military customers in the United States, where domestic sales comprise approximately 45%, government and military customer's
35% and international 20% of its annual revenues.


               FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The following table summarizes the assets, revenues and operating results attributable to the Company's two industry segments for the date and periods indicated. Other financial information about the Company's business segments appears in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 8, Financial Statements and Operations and Supplementary Data.


For the fiscal years ended June 30,           1999           1998

Revenues:
(1) Aviation                            $9,618,837     $        0
(2) Cemetery                             2,790,195      2,767,214

Operating profit or loss:
(1) Aviation                            $  140,827     $        0
(2) Cemetery                               877,801        798,035

Identifiable assets:
(1) Aviation                            $5,408,274     $7,072,180
(2) Cemetery                             3,072,662      2,176,457


                  CERTAIN IMPORTANT FACTORS - GOVERNMENT

The Company holds all governmental licenses necessary to carry on its business and all such licenses are current. Neither of the Company's two business segments is heavily regulated, although the cemeteries are required to comply with state laws and regulations applicable to all cemeteries and funeral homes operating in Illinois. The costs and effects of compliance with these regulations do not have a material impact on the financial results of the Company.

Under Illinois law, the Company is required to place a portion of all sales proceeds of cemetery lots, niches and crypts in a trust fund for perpetual care of the cemeteries. Pursuant to these laws, the Company deposits 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of crypt spaces and niches into a perpetual care fund. Earnings from these funds are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs. The Company's perpetual care funds balance as of June 30, 1999 was approximately $4,176,322.

The Company has a "pre-need" trust account representing revenues received by the Company for the purchase of vaults and interment services prior to the death of the decedent. The market value of the pre-need trust as of June 30, 1999 was approximately $718,385. The trust is administered by Access Financial Group, Inc., through a master trust with the Illinois Cemetery Association.

Stinar is required to comply with competitive bidding and other requirements in cases where it sells to local, state and federal governmental customers. The costs and effects of complying with these requirements do not have a material impact on the financial results of the Company.


                           COMPETITION

Success of competition in Oakridge's business segments include price, service, location, quality and technological innovation.
Competition is strong in all markets served.

CEMETERY OPERATIONS. The Cemetery Operations compete with other cemeteries in Cook and DuPage Counties in Illinois. Competitive factors in the cemetery business are primarily predicated on location, convenience, service, and heritage. Decisions made by customers are only minimally influenced if at all, by pricing. There are virtually no new entrants in the markets served by the Company as the cost of acquiring sufficient undeveloped land and establishing a market presence necessary to commence operations is prohibitive.

STINAR CORPORATION. The aviation ground support equipment business is extremely fragmented and diverse. The Company estimates that there are approximately twenty-five companies operating in the United States in the business of manufacturing equipment similar to those manufactured by Stinar. The purchasers of the types of equipment manufactured by Stinar tend to be longstanding, repeat customers of the same manufactures, with quality, reliability, pricing, warranties, after market service and delivery being the key factors cited by customers in selecting a aviation ground support equipment supplier. Accordingly, while the market for Stinar equipment is competitive, Stinar's reputation for quality and reliable equipment and the industry's familiarity with Stinar puts it on equal footing with most of its competitors.

Based on air transportation industry statistics obtained from GSE Today, a trade publication, the Company estimates the annual worldwide sales for the types of equipment manufactured by Stinar is approximately $1,700,000,000, and no single competitor of Stinar accounts for in excess of 10% of the share of the domestic market. Competition internationally in the market for Stinar's equipment is equally diffuse, and the international market is served primarily by manufactures located in the United States and Europe.

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

STINAR CORPORATION. The chief method of marketing Stinar's equipment is through one-on-one customer contact made by sales representatives employed by Stinar and manufacturer's representatives under contract with Stinar. Stinar's customers report that Stinar has a reputation in the commercial aviation industry for manufacturing high quality, reliable equipment. Stinar intends to capitalize on this reputation in the domestic airline industry by making frequent sales calls on customers and potential customers and by reducing the amount of time to needed to complete customer orders. Stinar has also engaged manufacturers' representatives to assist it in increasing sales to overseas markets.

Neither of Oakridge's business segments generally extend long-term credit to customers. However, the Company's aviation ground support equipment segment may in the future periodically facilitate leasing arrangements through unaffiliated companies for the financing of aviation ground support equipment to airline customers. In certain instances, the Company has provided, and can be expected to continue to provide limited recourse to such unaffiliated companies in the event of customer default, although the Company believes that the potential liability from the recourse is immaterial to the Company as a whole. The Company believes this credit policy, as well as its working capital requirements, do not materially differ from those of its competitors.

Stinar's sales to customers outside the United States represented approximately 20 percent of consolidated net sales in 1999. Products are manufactured and marketed through the Company's sales department and sales representatives around the world. For additional information, see discussions of individual business segments included below; under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 7, Note 16 of the Notes to Consolidated Financial Statements.


                    OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS. The Cemetery Operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to any understanding of Company's business.

STINAR CORPORATION. While there is no reliable historical information for Stinar to identify specific trends (except for one year of operations), the Company believes that its reliance on customers in the U.S. commercial aviation business exposes Stinar to the cyclical nature of the airline industry. In the event of a downturn or recession in the airline business, world commercial air carriers would be more likely to curtail purchases of capital equipment of the kind manufactured by Stinar. In addition, government budget decisions and world politics will affect sales to military purchasers both domestically and internationally.

The diversity of Stinar's customer base and equipment lines mitigates these risks, as does the growing importance of marketing both domestically and internationally, providing Stinar with an additional customer base not subject to economic conditions or politics unless it is global.

The Company operates globally in the aviation ground support equipment segment and is subject to certain risks, including foreign currency fluctuations and government actions.

The Company does not believe that the present overall rate of inflation will have a significant impact on the business segments in which it operates. However, a worldwide general sales decline in aviation ground support equipment on a global basis (caused by recessions, airline employees strikes and increases in fuel costs) has had a negative effect on operating results, and this trend is expected to continue.

While future economic events cannot be predicted, the Company believes its current operations and future expansion plans will not significantly change its risk profile.


                            EMPLOYEES

As of June 30, 1999, the Company had 120 full time and 7 part time or seasonal employees. Of these, the Company employed 96 full-time employees in the aviation segment and 24 full-time and 7 part-time or seasonal employees in the cemeteries segment.

The cemetery segment employees are represented by local #1, of the Services Employees International Union, AFL-CIO, CLC, whose contract expired February 29, 1999. If the Company is unable to reach a negotiated settlement, a strike could occur which would depress revenues and disrupt cemetery segment operations.

A union does not represent the Aviation segment employees and the Company considers its labor relations to be excellent.


               COMPLIANCE WITH ENVIRONMENTAL LAWS

CEMETERY OPERATIONS. In fiscal year 1995, the Company commissioned an engineering study of the Cemetery Operations for the purpose of determining the full extent of possible soil contamination related to suspected leaking underground storage tanks. As a result of this study, five underground fuel tanks were removed and the adjoining soil was removed and disposed by an independent contractor.

During 1999, the Company did not incur any expenses for environmental remediating and a total of approximately $228,000 has been spend in prior years in remediating conditions at the Cemetery Operations. In fiscal year 1997 the Company was notified by the Illinois Environmental Protection Agency ("Illinois EPA") that the environmental work conducted at the Cemetery Operations may not have been in full compliance with its guidelines. The Company responded to the Illinois EPA with a work plan that will require the expenditure of additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the Illinois EPA. Additional costs beyond the $28,500 accrued for at June 30, 1999 may be incurred; however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has Illinois EPA approval. Accordingly, the Company has made no provision for reimbursements. The Company is not aware of any other environmental issues affecting the Cemetery Operations.

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

Subsequent to the completion of the Phase II environmental assessments and completion of the structural improvements to the building, the Company and Stinar requested and obtained a "no association" letter from the Minnesota Pollution Control Agency ("MPCA") stating that, provided certain conditions set forth in the no association letter are met, the Company and Stinar will not be deemed responsible for contamination which occurred at the Stinar Facility prior to the purchase of the Assets of Stinar. The structural improvements recommended by the Company's environmental consulting firm have been completed and the contaminated soil has been removed and is awaiting transfer from the property. Once the contaminated soil has been removed from the property the Company believes the MPCA will issue the no association letter.

The purchase agreement between the Seller, its shareholders and Stinar requires the Seller and its shareholders to indemnify Stinar for costs or expenses by Stinar related to environmental conditions at the Stinar Facility, up to an amount believed by the Company and Stinar to exceed the reasonably anticipated potential liability associated with the Stinar Facility. In addition, the Seller agreed to pay all costs associated with obtaining the no association letter from the MPCA and the Seller paid for the environmental consulting, remediating and structural improvements discussed in the preceding paragraph. The Company does not anticipate that the operations of Stinar and the ownership of the Assets will result in any material liability to the Company or Stinar under existing environmental laws, and Stinar has not included a material sum in its budget for matters relate to environmental compliance.


                    REAL ESTATE DEVELOPMENT

Mohave County, Arizona Water Front Lots

On December 27, 1994, The Company acquired from Mohave Shores Development, Inc. the right to a 50 year sublease for the land leased from the Fort Mojave Tribal Corporation for 10 residential dwelling units adjacent to the Colorado River, and an option for an additional 31 residential dwelling units. The Company paid Mohave Shores Development, Inc. $250,000 for these rights and options. In 1998, the Company determined that the likelihood or realizing a return on this investment to be remote and accordingly wrote of the investment in property rights to zero, realizing a $250,000 loss on this investment.


ITEM 2: DESCRIPTION OF PROPERTY.

The Company's principal executive offices are located at 4810 120th Street West, Apple Valley, Minnesota and are leased month to month. Total rental space is approximately 300 square feet, condition is excellent, and cost is $100 per month. There are no plans for renovation or improvement to the rental space. The property is adequately insured.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Avenue, Hillside, Illinois. The two business segments comprise 176.7 acres of real estate, of which
12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. This business segments has two mausoleums, office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair to excellent shape The mausoleum for Glen Oak Cemetery is poor and will require approximately $350,000 of repairs. All other buildings are in fair shape and will require minimum repairs in the future. The cemetery segments are subject to a mortgage in the principal amount of $616,445. See Financial Statements, beginning on page F-1 for payment details.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. This facility was purchased by Stinar in connection with the purchase of Assets. The purchase of the Stinar facility was financed by the Seller pursuant to contracts for deed payable in monthly installments of $9,766 for seven years from the date of purchase, with a balloon payment of principal of $1,207,000 due on June 29, 2005. The condition of the manufacturing facility and office spaces are fair and will require improvements in the future at an estimated cost of $250,000.


ITEM 3: LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its businesses. There is no material pending, or threatened legal, governmental, administrative or other proceedings to which the Company is a party or of which any of its property is the subject.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders approved the 1999 Stock Incentive Awards Plan (the "1999 Plan") on February 22, 1999, at the annual meeting of shareholders. The purpose of the 1999 Plan is to advance the interests of the Company and its Shareholders by enabling the Company to attract and retain persons of ability to perform services for the Company. By providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The Company has reserved a maximum of 175,000 shares of common stock for issuance under the 1999 plan.


                         PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) MARKET INFORMATION

Trading in the Company's common stock is in the over the counter market, primarily through listings in the National Quotation Bureau "pink sheets", although the market in the stock is still not well established. The table below sets forth the range of bid and asked prices for the two most recent fiscal years. Prices used in the table were reported to the Company by National Quotation Bureau, Inc. These quotations represent inter-dealer prices, without retail markup or commission, and may not necessarily represent actual transactions.


                                       FISCAL YEAR

                                  1999               1998
                              ____________       ____________

First Quarter                 $1.59 - 3.50       $ .56 - 1.06

Second Quarter                 1.75 - 4.50         .81 - 1.59

Third Quarter                  2.63 - 4.00        1.25 - 4.00

Fourth Quarter                 2.06 - 4.25        2.00 - 2.50


In July 1998, the Company sold 40,000 shares of unregistered common stock to a director of the Company at a purchase price of $2.00 per share resulting in net proceeds to the company. The common stock was issued in reliance on an exemption provided in
Section 4(2) of the Securities Act of 1933.

The Company issued a total of 15,000 shares of unregistered stock valued at $2.50 to $3.00 per share to one officer and two employees for employment signing bonuses.

(b) HOLDERS

As of September 9, 1999, the number of holders of record of the Company's common stock was 2109.

(c) DIVIDENDS

The Company has never paid dividends on it common stock and does not anticipate paying dividends on its common stock in the foreseeable future due to bank borrowings covenants.


ITEM 6:   MANAGEMENT'S DISCUSSION AND ANALYSIS

                                FISCAL 1999

                      LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from its two business segments to meet operating needs, debt and funding capital requirements. Cemetery operations have provided sufficient cash during the past five years to support day-to-day operations, current debt service, capital expenditures, and cash to assist in the acquisition of the assets of Stinar. The Company expects that cemetery operations and Stinar will provide sufficient cash during the next five years to cover all debt payments and operational needs.

Stinar has secured a $3,000,000 line of credit to fund operations and capital expenditures. The line of credit expired June 30, 1999, and was extended until October 1, 1999. The Company believes the present line of credit will be extended for another year to October 1, 2000.

The cemetery has secured a line of credit for $225,000 to meet any uncertainties that could materially affect liquidity. This line of credit is secured by assets of the cemetery and matures October 3, 1999. The Company believes the present line of credit will be extended for another year to October 3, 2000.

There are no expected changes in the number of full time, part time or seasonal employees by the Cemetery operations. However, Stinar anticipates hiring an additional 15 full time employees for production, and a chief financial officer in fiscal year 2000.

The cemetery operation and Stinar had a five-year plan for capital expenditures starting in 1998 for $2,600,000. The Company still believes this plan is appropriate and the Company is on target at the end of fiscal year 1999.

The cemetery operations' capital expenditures will be approximately $600,000 under the five-year plan. The funds will be expended for road improvements, increased inventory of niches and crypts in the mausoleum and outdoors, groundskeeping equipment, and a new computer software and hardware system. The Cemetery capital expenditures for fiscal year 1999 or the first year of the five-year plan were $267,634. These funds were spent on the following: $64,290 for software programs and hardware (compliance with the year 2000), $26,826 for tools and implements for the grounds, $129,251 on sewers and repaving of cemetery roads, $43,056 to replace three ground vehicles being retired, and $4,211 for new cemetery signs and flags.

Stinar's capital expenditures will be approximately $2,000,000 under the five-year plan. The funds will be expended for improvements and repair of the manufacturing plant, office and manufacturing equipment, upgrade administrative offices, computer software and hardware, and vehicles. Stinar capital expenditures for the first year of the five-year plan were $511,823. The funds were spent on the following: $18,961 for a snow plow truck and work on the semi-truck, $43,563 for computer stations, software and network equipment, $48,860 for shop equipment with the majority of the costs going for a steel saw, $23,763 for office equipment and furniture, and $375,676 for building improvements. The building improvements breakdown are: $67,900 for light fixtures, $106,096 for make up air units and infrared heaters, $78,932 for grinding and paint booths changes, and $122,748 for electrical equipment and upgrading. Most funds expended for the building brought the building up to code regulations and safety standards with all federal and state agencies.


                    RESULTS OF OPERATIONS

CEMETERY OPERATIONS

In fiscal year 1999, cemetery revenue increased $22,981, or .8%, over fiscal year 1998. The Company did experience a $105,000 increase, or 4.1%, in funeral service revenues due to an increase in at-need cases handled of approximately 9% over fiscal year 1998. The increase was offset by a decrease of $61,000, or 2.4%, in sales of monuments and memorials, primarily attributable to one very large memorial sale in fiscal year 1998 and a $18,216 decrease in trust and interest income from 1998. The decrease is due to a decrease in investment returns on taxable bond funds.

Operating expenses in fiscal year 1999 increased $65,615, or 5%, but cost of goods sold in relation to sales increased 1.9% over fiscal year 1998. The increase was due to higher labor cost, increased medical and dental insurance benefits for the employees, and ground repairs caused by vandalism and storms.

Gross profit decreased from 52.7% in fiscal year 1998 to 50.8% in fiscal year 1999. The decrease was due to revenue mix and increased costs of labor and related benefits, and repairs.

Selling expenses decreased $23,427, or 9.9%, for the fiscal year
1999, compared to fiscal year 1998, due to the elimination of the sales manager position and decreased commissions attributable to the large memorial sale discussed above.

General and Administrative expenses increased $35,778, or 8.5%, for the fiscal year 1999 compared to fiscal year 1998. The increase is due to legal fees associated with land condemnation settlement.


STINAR OPERATIONS

In this segment of the Company's business, there is no reliable historical financial information regarding operations to identify specific trends.

Manufacturing sales in fiscal year 1999 were $9,618,837; the sales makeup was 35% to United States Government entities, 20% to international airlines, and 45% to commercial airlines.

Cost of sales in relation to sales was 88%, with raw materials being 49%, labor and benefits being 27%, and the remaining 12% being utilities, shop supplies, freight, insurance and miscellaneous expenses.

Selling expenses in relation to sales was 5% or $459,834, with sales salaries, sales representative's commissions and related benefits 78%, advertising in trade magazines 11%, show expenses
4%, travel and miscellaneous 7%.

General and administrative expense in fiscal year 1999 was $352,768 or 4% in relation to sales. Salaries and benefits 35%, real estate taxes 16%, professional fees 15%, network-consulting fees 3%, and various other expenses 31%.

Other expenses, which consist of interest expense, were $231,208.
This was due to mortgage payment on land and building, sellers note, and bank debt.


HOLDING OPERATIONS:

Other income of $57,589 in fiscal year 1999 consisted primarily of partial settlements with prior board members.

Operating expenses in fiscal year 1999 decreased approximately $50,000 or 17% in comparison to the prior fiscal year 1998. The decreases is due to decrease in officer's wages of $17,500, professional fees of $24,000, and lower operating costs of approximately $9,000.

Interest expense in fiscal year 1999 increased $89,746 in comparison to prior fiscal year 1998. The increase is due to the debentures sold to assist in the acquisition of Stinar.


                                FISCAL 1998

                      LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from continuing cemetery and Stinar operations to meet operating needs, debt and capital requirements. The cemetery businesses have provided sufficient cash during the past five years to support day-to-day operations, current debt service, capital expenditures, and provide cash to assist in the acquisition of Stinar. Since 1995 cash flow from operations has increased and liquidity has continued to improve. Cemetery and manufacturing operations will provide sufficient cash during the next five years to cover all debt payments and operation needs.

The Manufacturing operation has secured a $3,000,000 line of credit to fund operations and capital expenditures and the Cemetery operation has secured a line of credit for $225,000 to meet any uncertainties that could materially affect liquidity.

There are no expected changes in the number of full time, part-time or seasonal employees employed by the cemetery operations, but manufacturing operations will need to hire an additional 15 full time employees for production, 3 engineer's, 2 salesman and a vice president of manufacturing in fiscal year
1999.

                           RESULTS OF OPERATIONS

In fiscal year 1998, cemetery revenues increased 8.7% over the prior fiscal year as a result of a 9% increase in case loads, price increases of 10% on grave liners, 6% price increase in interment fees, and a 58% increase in monument sales due to aggressive marketing and a new display area. Investment income form the cemetery trust funds decreased 10% due to timing of interest payments.

Gross profit after operating expenses remained stable at 48%, with cost of sales at 52%, which is comparable with prior years.

Selling expenses decrease 10% in comparison with prior years due to the elimination of the sales manager position.

General and administrative expense decreased 3% due to decreased legal fees associated with past litigation.

Other expenses increased 74% due to the Company's determination that the likelihood of realizing a return on the property rights investment to be remote, and accordingly, wrote off the investment in property rights to zero, realizing an $250,000 loss.


ITEM 7: FINANCIAL STATEMENTS

The financial statements of the Company for the fiscal years ending June 30, 1999 and 1998, located at Item 13, F-1, are incorporated herein.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     None


                            PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
        ACT.

Directors hold office for a one-year term or until their successors are duly elected and qualify. Each director of the Company has served continuously since the year indicated below. The age as of September 9 ,1999 and principal occupation or employment of all directors and executives are set forth below.

Robert C. Harvey, (48), has been a Director, Chairman of the
Board, CEO/CFO of Stinar Corporation, President of the Cemeteries and sole director of the two business segments.

Robert B. Gregor, (48), Secretary and Director since 1993, Vice President of Marketing and Sales at Stinar Corporation since 1999 and officer of the two cemeteries since 1993. From 1993 to 1998, Mr. Gregor was the Senior Account Executive of E.F Johnson Co.

Hugh H. McDaniel, (59), Director since 1992. Mr. McDaniel has been a residential real estate broker since 1973.

Marie Leshyn, (47), CFO/General Manager of Cemetery operations since 1993.


ITEM 10:  EXECUTIVE COMPENSATION

                   SUMMARY COMPENSATION TABLE


                    Annual Compensation           Long Term Compensation
            _________________________________ _______________________________
                                                      Awards          Payouts
                                              _______________________ _______
Name and                                      Restricted  Securities
principal                        Other annual  Stock      Underlying   LTIP   All other
position    Year  Salary  Bonus  compensation  Awards    Options/SARS payouts Compensation
                   ($)     ($)       ($)         ($)          (#)       ($)        ($)
__________________________________________________________________________________________

Robert C. Harvey(1)
Chairman of the Board
and Chief Executive
Officer

            1999  90,000  50,000
            1998  90,000                       65,000


Robert B. Gregor
Secretary and
Vice-president

            1999  45,000                       14,167
            1998       -

Marie Leshyn
CEO of cemetery

            1999  79,310  25,069  9,200        14,167
            1998  77,000  19,377  5,000

(1) Mr. Harvey was employed by the Company as Chairman of the Board and Chief Executive Officer in November 1992.



                   OPTION GRANTS AND EXERCISES

The following table summarizes options granted to Named Executive
Officer during 1999 and 1998.

                Option Grants in Last Fiscal Year

                        Individual Grants


              Number of
              Securities   % of Total        Exercise
              Underlying   options Granted   or Base
              Options      to Employees      Price     Expiration
Name         (1) Granted   in Fiscal year    ($/SH)    Date

Robert C Harvey
1999
1998           40,000(2)       100%          $0.38      06/30/01

(1) All the options granted to Mr. Harvey was granted pursuant to his employment contract. See "Executive Compensation and Other Benefits - Employment Agreement". Options are exercisable so long as Mr. Harvey remains in the employ of the Company.

(2) These options were granted on June 30, 1998 and are fully vested.


                      EMPLOYMENT AGREEMENT

The Company had an employment contract with Mr. Harvey, the Chairman of the Board and Chief Executive Officer of the Company. Under the agreement, Mr. Harvey was to receive annual compensation of $90,000 and a bonus equal to 10% of the Company's net income over $300,000 and 15% of the Company's net income over $500,000. Under this agreement, in addition to his salary and bonus, Mr. Harvey was to receive options to purchase an additional 10,000 shares at beginning of year, fair market value for each $100,000 of net income the Company achieved over $300,000 and options to purchase 40,000 shares based on the performance of the Company's stock in the public market. Mr. Harvey was granted options to purchase 40,000 shares in June 1998 under the terms of his employment agreement with the company. As of September 9, 1999, no new agreement has been formalized.

During fiscal year 1999, the Company entered into employment agreements with certain individuals that expire in 2001 through 2004. The agreements provide for annual stock options to be granted on the respective anniversary dates for a total of 11,000 shares in 2000 and 2001, and 2,000 shares in 2002, 2003, 2004.
The options are exercisable upon issuance at fair market value at date of grant.


                    COMPENSATION OF DIRECTORS

Directors who are not salaried employees of the Company are paid $500 as an annual director's fee plus a fee of $200 per meeting attended. Directors are also reimbursed for travel and lodging expenses as appropriate. There was one board of directors' meeting by telephone and one director received $700 for this meeting.

On May 18, 1990, the Board of Directors approved a nonqualified stock option plan for outside directors. Under the plan, each outside director received options to purchase 3,500 shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. These stock options are exercisable for a period of ten years from the grant date for active board members or for a period of twelve months from the date of termination for former board members. The Company reserved 21,000 shares of common stock for issuance under the plan, of which an option for 3,500 shares is outstanding and 14,000 shares are available for issuance.


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

The following table contains information as of June 30, 1999, concerning the beneficial ownership of the Company's common shares by Mr. Robert C. Harvey, each director, by all directors and officers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common shares.


Name of Individual
or Persons in Group         Number of Shares(a)      % of Class

Robert C. Harvey                     406,329(b)           28.7%
4810 120th Street West
Apple Valley, MN  55124

Robert B. Gregor                     192,689(c)           13.6%
844 Oriole Lane
Chaska, MN  55337

Hugh McDaniel                          5,100(d)             .4%
4090 Mission Blvd.
San Diego, CA  92109

All officers and Directors           604,118              42.7%
as a Group (3 persons)



(a) Unless otherwise noted, all shares shown are held by persons possessing sole voting and investments power with respect to such shares.

(b) Includes 7,375 held by Mr. Harvey's wife and children to which Mr. Harvey may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition, 150,000 of the 406,329-share total listed in the table are shares that could be acquired upon exercise of an option and the conversion of convertible subordinated debentures. In addition, 10,000 are held jointly by Mr. Harvey and his wife.

(c) Includes 7,375 held by Mr. Gregor's wife and children to which Mr. Gregor may be deemed to share voting an investment power, but as to which he disclaims beneficial ownership. In addition, 112,564 are held jointly by Mr. Gregor and his wife. Also, 50,000 of the 192,689 shares total listed in the table are shares that could be acquired upon conversion of the convertible subordinated debenture.

(d) Includes 3,500 of the 5,100 share total listed in the table is shares that could be acquired upon exercise of options as a board member.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended June 30, 1999 and 1998, amounts paid for compliance services to entities elated to the chief executive officer were $13,715 and $20,214 respectively. In addition, to fund the purchase of substantially all of the assets and liabilities of Stinar Corporation, a member of the board of directors advanced cash of $30,000 in fiscal year 1998 and the chief executive officer purchased $170,000 of convertible subordinated debentures. In the fiscal year 1999, the director was repaid the $30,000 and was sold 40,000 shares of common stock out of treasury for $80,000. In fiscal year 1999 the Vice-President of Manufacturing of Stinar was terminated. To settle his termination, he demanded that his debenture be repurchased for $100,000 and interest. Mr. Harvey and Mr. Gregor each purchased $50,000 of the debenture and paid the interest due on the debenture.



ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

                           FINANCIAL STATEMENTS

(a) The following documents are filed or incorporated by reference as part of this Form 10-KSB.

  (1) The following consolidated financial statements of Oakridge
  Holdings, Inc. and Subsidiaries, together with the Independent
  Auditors Report are filed in this report at Item 13, F-1.

     Independent Auditor's Report

     Consolidated Balance Sheets as of June 30, 1999 and 1998

     Consolidated Statements of Operations for the Years Ended
     June 30, 1999 and 1998

     Consolidated Statements of Stockholders' Equity for the
     Years Ended June 30, 1999 and 1998

     Consolidated Statements of Cash Flows for the Years Ended
     June 30, 1999 and 1998

     Notes to Consolidated Financial Statements


                             EXHIBIT SCHEDULE:

(2)  The schedule of exhibits required to be furnished by Item
601 of Regulations S-B is as follows:

     3(i) Amended and Restated Articles of Incorporation as amended (1)

     3(ii)Amended and Superseding By-Laws as amended (1)

     10(a)Outside Directors Non-Qualified Stock Option Plan(1)

     10(b)Robert C. Harvey Employment Agreement (1)

     10(c)Loan Documents for line of credit (2)

     10(d)Subordinated Debenture Agreement (1)

     10(e)Loan documents for Mortgage Note Payable (2)

     10(f)Marie Leshyn Employment Agreement

     10(g)Robert Gregor Employment Agreement

     21   Subsidiaries of Registrant

     22   1999 Stock Incentive Award Plan


(1)  Filed as exhibit to Form 10-KSB for fiscal year ended
     June 30, 1997

(2)  Filed as exhibit to Form 10-KSB for fiscal year ended
     June 30, 1998



(b) No reports of Form 8-K were filed during the first quarter of the period covered by this report.




F-1

            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 1999 AND 1998





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






              [Letterhead of Independent Auditors]


To The Board of Directors and Stockholders
Oakridge Holdings, Inc. and Subsidiaries
Apple Valley, Minnesota


                  INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

/S/ Stirtz Bernards Boyden Surdel & Larter, P.A.

Edina, Minnesota
August 25, 1999





            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS



                                                        June 30,
                                         __________   __________

                                            1999         1998
                                         __________   __________

ASSETS


Current assets:

Cash and cash equivalents                $  950,907  $   823,458


Receivables:

Trade, less allowance for doubtful
accounts of $33,000 in 1999 and
$11,000 in 1998                           1,578,822    2,547,042
Trust income                                  9,425       20,350
Other                                       132,500           -

Inventories:
Production                                1,854,221    2,829,142
Cemetery and mausoleum space
  available for sale                        634,887      663,791
Markers, urns and flowers                    20,367       24,388
Deferred income taxes                       102,000      245,000
Other current assets                         36,514       10,731
                                         ----------   ----------
Total current assets                      5,319,643    7,163,902
                                         ----------   ----------

Property and equipment                    4,387,570    3,632,908
Less accumulated depreciation            (1,539,730)  (1,347,698)
                                         ----------   ----------
                                          2,847,840    2,285,210
                                         ----------   ----------
Other assets                                 64,537       60,191
                                         ----------   ----------
                                         $8,232,020   $9,509,303
                                         ==========   ==========



                                                        June 30,
                                         __________   __________

                                            1999         1998
                                         __________   __________

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
Note payable - bank                      $1,346,556   $2,065,000
Notes payable - other                        30,155      230,000
Accounts payable - trade                    601,186      950,791
Accrued liabilities:
  Accrued salaries and payroll taxes        375,657      469,980
  Perpetual care trust funds                212,781      226,858
  Deferred revenue                          507,711      452,661
  Customer deposits                          25,248      329,914
  Income taxes                               39,000            -
  Accrued marker and inscription costs       79,876       98,676
  Accrued environmental costs                28,500       28,500
  Other accrued liabilities                  93,990      251,327
Current maturities of long-term debt         76,032       83,250
                                         ----------   ----------
Total current liabilities                 3,416,692    5,186,957
                                         ----------   ----------
Long-term debt                            3,044,075    3,123,833
                                         ----------   ----------

Commitments and contingencies                     -             -
                                         ----------   ----------

Total liabilities                         6,460,767    8,310,790
                                         ----------   ----------

Stockholders' equity:
  Preferred stock, $.10 par value,
   1,000,000 shares authorized; none
   issued                                         -            -
  Common stock, $.10 par value, 5,000,000
   shares authorized; 1,388,003 and
   1,309,670 shares issued and outstanding
   in 1999 and 1998, respectively           138,801      130,968
  Additional paid-in capital              2,017,250    1,940,500
  Accumulated deficit                      (384,798)    (872,955)
                                         ----------   ----------
Total stockholders' equity                1,771,253    1,198,513
                                         ----------   ----------
                                         $8,232,020   $9,509,303
                                         ==========   ==========




            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Years Ended June 30,
                                        ___________  ___________

                                            1999         1998
                                        ___________  ___________


Net sales                               $12,409,032   $2,767,214

Cost of good sold                         9,802,382    1,306,614
                                        -----------  -----------
Gross margin                              2,606,650    1,460,600

Selling,  general  and
administrative expenses                   1,729,565      954,562
                                        -----------  -----------
Income from operations                      877,085      506,038

                                        -----------  -----------
Other income (expense):
Interest expense                           (392,970)     (73,042)
Loss on investment in property rights             -     (250,000)

Other                                       186,042       (1,070)
                                        -----------  -----------
Total other income (expense)               (206,928)    (324,112)
                                        -----------  -----------
Income before income taxes                  670,157      181,926

Income taxes                                182,000       52,000
                                        -----------  -----------
Net income                              $   488,157  $   129,926
                                        ===========  ===========


Basic net income per share              $       .36  $       .10
                                         ===========  ===========

Diluted net income per share            $       .29  $       .09
                                         ===========  ===========


                    OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       YEARS ENDED JUNE 30, 1999 AND 1998


                                                 Additional
                              Common Stock         Paid-In      Accumulated
                             Shares    Amount      Capital        Deficit          Total

BALANCE, June 30, 1997    1,309,670  $130,968    $1,875,500     $(1,002,881)  $1,003,587

Paid-in capital - stock
  options, June 31, 1998          -         -        65,000               -       65,000

Net income                        -         -             -         129,926      129,926
                          ---------  --------    ----------     -----------   ----------

BALANCE, June 30, 1998    1,309,670   130,968     1,940,500        (872,955)   1,198,513
                          ---------  --------    ----------     -----------   ----------
Issuance  of  common
  stock for cash             40,000    4,000        76,000               -        80,000

Issuance  of  common
  stock for services         15,000     1,500       41,000               -        42,500

Retirement of common stock  (16,667)   (1,667)     (46,250)              -       (47,917)

Exercise of stock options    40,000     4,000        6,000               -        10,000

Net income                        -         -             -         488,157      488,157
                          ---------  --------    ----------     -----------   ----------
BALANCE, June 30, 1999    1,388,003  $138,801    $2,017,250       $(384,798)  $1,771,253
                          =========  ========    ==========     ===========   ==========



            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

        Increase (Decrease) In Cash And Cash Equivalents


                                            Years Ended June 30,
                                        ___________  ___________

                                            1999         1998
                                        ___________  ___________


Cash flows from operating activities:
  Net income                            $   488,157  $   129,926

  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation                            217,332       77,226
    Deferred income taxes                   143,000       50,000
    Common stock received in settlement     (47,917)           -
    Loss on investment in property rights         -      250,000
    Loss on disposal of equipment             4,500            -
    Compensation expense - stock options          -       65,000
    Compensation expense - common stock      42,500            -
    Receivables                             846,645       75,845
    Inventories                           1,007,846        9,853
    Other assets                            (35,134)      18,520
    Accounts payable - trade               (349,605)     (61,397)
    Accrued liabilities                    (495,153)      72,753
                                         ----------   ----------
      Net   cash  flows  from
      operating activities                1,822,171      687,726
                                         ----------   ----------

Cash flows from investing activities:
  Purchases of property and equipment (779,457) (150,289) Acquisition, net of cash acquired
    of $355,810                                   -   (1,687,140)
                                         ----------   ----------
      Net cash flows from
      investing activities                 (779,457)  (1,837,429)
                                          ----------   ----------

Cash flows from financing activities:
  Principal payments on long-term debt
  and other notes payable                  (286,821)     (19,520)
   Change in note payable - bank           (718,444)   1,060,394
   Proceeds from issuance of debentures
     and other notes payable                      -      550,000
   Proceeds from sale of common stock        80,000            -
   Proceeds on exercise of stock options     10,000            -
                                          ----------   ----------
     Net cash flows from
     financing activities                  (915,265)   1,590,874
                                          ----------   ----------

Net change in cash and cash equivalents     127,449      441,171

Cash and cash equivalents,
  beginning of year                         823,458      382,287
                                         ----------   ----------

Cash and cash equivalents,
  end of year                              $950,907     $823,458
                                         ==========   ==========



             Supplemental Disclosure of Cash Flow Information

Cash paid during the years for:
  Interest                                  328,119       73,042
                                         ==========   ==========

  Income taxes                                2,000        1,011
                                         ==========   ==========

  Details of acquisition:
    Fair value of assets                          -    7,072,179
    Liabilities                                   -    5,029,229
                                         ----------   ----------
      Cash paid                                   -    2,042,950
    Less cash acquired                            -      355,810
                                         ----------   ----------
      Net cash paid for acquisition      $        -   $1,687,140
                                         ==========   ==========




                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a Minnesota corporation organized on March 6, 1961. The Company operates two cemeteries in Illinois. The cemetery operations routinely grant credit to pre-need customers, substantially all of whom are in the Chicago area. On June 29, 1998, the Company acquired the net assets of an aviation ground support equipment business (see Note 2). The business designs, engineers and manufactures aviation ground support equipment serving businesses domestically and internationally.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation.

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

The cemetery and mausoleum space available for sale is stated at the lower of cost (determined by an allocation of the total purchase and development costs of each of the properties to the number of spaces available) or market. Included in cemetery space available for sale is land held in a land trust in which a wholly-owned subsidiary of the Company is the sole beneficiary.

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

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company generally does not require collateral for its trade accounts receivable. The credit risk is limited due to the large number of entities comprising the Company's customer base. At June 30, 1999, the Company had no significant concentrations of credit risk.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS No. 133 to materially affect its financial position or results of operations.


2. ACQUISITION

On June 29, 1998, the Company acquired certain assets and liabilities of Stinar Corporation (Stinar) for $4,242,950 including acquisition costs. Stinar designs, engineers and manufactures aviation ground support equipment. The purchase price included $2,000,000 in cash, the issuance of $1,300,000 of contracts for deed, a $200,000 short-term note and $700,000 of convertible subordinated debentures. The transaction was accounted for using the purchase method. Accordingly, the purchase price was allocated to net assets acquired based on their estimated fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $50,100 is being amortized on a straight-line basis over 10 years. The results of operations of the acquired business from the date of acquisition to June 30, 1998 are not significant and are reflected in the Company's operations beginning July 1, 1998.

The following summarized unaudited pro forma results of operations for the year ended June 30, 1998 assumes the Stinar acquisition occurred on July 1 of 1997:


                           PRO FORMA INFORMATION

                                                      1998

    Net sales                                  $15,483,743
    Net earnings                                  $220,299
    Earnings per share                               $ .17


Pro forma results reflect adjustments for the incremental interest expense on debt incurred to finance the acquisition, depreciation and amortization of assets based on purchase price allocation and estimated income tax expense. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 1998, nor are they necessarily indicative of future consolidated results.


3.INVENTORIES

Production inventories consist of the following:

                                              1999          1998


  Finished goods                          $170,173      $230,066
  Work in progress                         945,782     1,146,295
  Raw materials and trucks in stock        738,266     1,452,781
                                        ----------    ----------
                                        $1,854,221    $2,829,142
                                        ==========    ==========

Inventories of cemetery and mausoleum space available for sale consist of the following:

                                              1999          1998

  Cemetery space                          $521,783       539,940
  Mausoleum space                          113,104       123,851
                                        ----------    ----------
                                          $634,887      $663,791
                                        ==========    ==========


4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                              1999          1998

  Land                                    $450,000       450,000
  Land improvements                        417,344       288,092
  Building and improvements              1,798,692     1,422,881
  Vehicles                                 291,836       250,114
  Equipment                              1,429,698     1,221,821
                                        ----------    ----------
                                        $4,387,570    $3,632,908
                                        ==========    ==========


Depreciation charged to operations was $212,327 in 1999 and $77,226 in 1998.


5. INVESTMENT IN PROPERTY RIGHTS

In December 1994, the Company purchased the right to develop ten dwelling units for $250,000 from Mohave Shore Development Inc.
(MSD), a Nevada corporation. MSD has a master lease agreement with the Fort Mohave Tribal Corporation located in Arizona. The right has a term of 50 years. In addition, the Company has the right to purchase 31 additional development units in increments with each increment requiring additional fees to a total aggregate of $1,300,000. In 1998, the Company determined that the likelihood of realizing a return on this investment to be remote and accordingly wrote off the investment in property rights to $0 realizing a $250,000 loss.


6. NOTE PAYABLE - BANK

The Company has a $225,000 line-of-credit of which $219,997 was unused and available at June 30, 1999. Interest is payable monthly at the prime rate (7.75% at June 30, 1999). The note is secured by the assets of a wholly-owned subsidiary and matures October 31, 1999.

The Company has a $3,000,000 line-of-credit of which $1,341,553 was outstanding at June 30, 1999. At June 30, 1999, approximately $625,000 of the line-of-credit was unused and available. Advances on the line-of-credit are based on 80% of eligible accounts receivable plus 75% of the eligible truck, work-in-process and finished goods inventory plus 50% of the eligible raw materials inventory. Interest is payable monthly at the banks reference rate plus .75% (8.5% at June 30, 1999). The note matures October 1, 1999 and is secured by the assets of the Company's wholly owned subsidiary, Stinar HG, Inc., and by assignment of life insurance policies. As of June 30, 1999, the Company was not in compliance with certain financial covenants related to tangible net worth. The bank intends to waive those covenants as of June 30, 1999.


7. NOTES PAYABLE - OTHER

 Notes payable - other consisted of the following:


                                              1999          1998
Note payable to individuals -
interest at 8.25%, secured by a
second priority lien on certain
inventories, accounts, equipment,
and general intangibles.                   $30,155      $200,000

Unsecured note payable to an
officer, interest at 9%, repaid
July 1998.                                       -        30,000
                                        ----------    ----------
                                           $30,155      $230,000
                                        ==========    ==========


8. LONG-TERM DEBT

Long-term debt consisted of the following:

                                              1999          1998
Mortgage note payable - bank,
payable in monthly installments of
$9,350 including interest at 8.625%,
maturing January 2002, secured by
real estate and the assets of
the Company.                              $616,445      $675,767

Other notes payable, payable in
monthly installments including
interest at 8.75%, maturing through
November 1999, secured by equipment.         2,989        11,316

Contracts for deed, payable in
monthly installments of $8,264 and
$1,503 including interest at 8.25%,
maturing in June 2005, secured by
certain property.                        1,280,673     1,300,000
                                        ----------    ----------

Long-term debt before debentures         1,900,107      1,987,083

Convertible subordinated debentures
- 9% interest, due annually each
December 31, convertible into one
common share at a conversion price
equal to 75% of the mean between the
average closing "bid" and "ask" price
on each of the five trading days
prior to the conversion date, issued
to owners of the business acquired,
payable in annual installments of
$200,000 commencing June 2001, 2002
and 2003, with the final $100,000
payment due in June 2004,unsecured,
redeemable by the Company with 10
days written notice.                       700,000       700,000

Convertible subordinated debentures
- 9% interest due annually each
December 31, convertible into one
common share for each $2.00 of the
principal amount, maturing in July
2006, unsecured, $270,000 of the
debentures were issued to an
officer and employee of the Company.       520,000       520,000

                                        ----------    ----------
                                         3,120,107     3,207,083
   Less current maturities                 (76,032)      (83,250)
                                        ----------    ----------
                                        $3,044,075    $3,123,833
                                        ==========    ==========



Subsequent maturities as of June 30, 1999 are as follows:

   Years Ending June 30:
   2000                                 $   76,032
   2001                                    279,550
   2002                                    702,988
   2003                                    215,342
   2004                                    116,657
   Thereafter                            1,729,538
                                        ----------
                                        $3,120,107
                                        ==========


9. ENVIRONMENTAL COSTS

In 1995, the Company commissioned an engineering study of its property for the purpose of determining the full extent of possible soil contamination. Five underground fuel tanks were found to require removal and the adjoining soil to undergo remediation. Environmental costs expensed to operations were $- 0- in 1999 and 1998 and approximately $228,000 in years prior to those presented.

Furthermore, the Company was notified by the Illinois Environmental Protection Agency (IEPA) that the clean-up plan may not be in full compliance with IEPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $28,500 accrued for at June 30, 1999 may be incurred, however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.


10. INCOME TAXES

The provision for income taxes consisted on the following:

                                              1999          1998
                                        ----------    ----------
   Current:
   Federal                                 $22,000       $     -
   State                                    17,000         2,000
                                        ----------    ----------
                                            39,000         2,000

   Deferred:
   Federal                                 139,000        44,000
   State                                     4,000         6,000
                                        ----------    ----------
                                           143,000        50,000
                                        ----------    ----------

                                          $182,000      $ 52,000
                                        ==========    ==========


Principal reasons for variations between the statutory federal tax rate and the effective tax rate were as follows:

                                              1999          1998


   Statutory U.S. federal tax rate             34%           34%

   State taxes, net of federal benefit          2             3

   Federal surtax exemption                    (2)           (4)

   Utilization of deferred income tax
   assets at rates different than
   originally capitalized                      (5)           (4)

   Other                                       (2)            -
                                            ------        ------
                                               27%           29%
                                            ======        ======

The net deferred income tax assets in the accompanying consolidated balance sheets included the following components as of June 30, 1999 and 1998:

                                              1999          1998


  Deferred income tax liabilities         $(15,000)     $(10,000)
  Deferred income tax assets:
    Net operating loss carryforwards             -       156,000
    Environmental liability                  8,000         8,000
    Accrued vacation                        53,400        51,800
    Other                                   55,600        56,100
    Valuation allowance                          -       (16,900)
                                        ----------    ----------

  Net deferred income tax assets          $102,000       245,000
                                        ==========    ==========


11. OTHER RELATED PARTY TRANSACTIONS

During the years ended June 30, 1999 and 1998 amounts paid for compliance services to entities related to the chief executive officer were $13,715 and $20,124, respectively.


12. PENSION PLAN

Certain subsidiaries of the Company participate in a multi-employer union administered defined benefit pension plan that covers the cemetery employees. Pension expense under this plan was $15,600 in 1999 and $14,950 in 1998.


13. EMPLOYMENT CONTRACTS AND STOCK OPTIONS

The Company was committed under an employment contract with its chief executive officer (CEO) to pay annual compensation and bonus payments for three years ending December 31, 1998. Under this agreement, the Company was committed to pay a bonus of 10% of the Company net income over $300,000 and 15% of the Company net income over $500,000. The Company accrued $0 under these terms of the agreement for the years ended June 30, 1999, and 1998. The annual compensation expense under the employment contract was $90,000. As of June 30, 1999, no new agreement had been formalized.

In addition, the contract also provided for stock options subject to certain performance levels:

 a) 10,000 shares at beginning of year fair market value for each $100,000 of net income over a base income amount of $300,000.

 b) 40,000 shares at beginning of year fair market value based on the performance of the Company's stock in the public market.

The employment agreement expired December 31, 1998, and the exercise date of the stock options must be within three years of their grant or 90 days after the termination of the CEO's employment, whichever is first.

Under the agreement, stock options for 40,000 shares of common stock at $.38 per share were earned in 1998. Compensation expense of $65,000 was recognized with these stock options. No stock options were issued in 1999.

On May 18, 1990, the Board of Directors approved a nonqualified stock option plan for outside directors. Under the plan, each outside director received options to purchase 3,500 shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. These stock options are exercisable for a period of ten years from the grant date for active board members or for a period of twelve months from the date of termination for former board members. The Company reserved 21,000 shares of common stock for issuance under the plan, of which an option for 3,500 shares is outstanding and 14,000 shares are available for issuance.

On September 1, 1998, the Board of Directors approved a stock incentive awards plan to attract and retain individuals to contribute to the achievement of the Company's economic objectives. Under the plan, individuals will be eligible based on judgement of a committee of Board members (committee). At the discretion of the committee, eligible recipients may be granted options to purchase shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. The stock options are exercisable at such times and in such installments as determined by the committee, limited to a maximum of ten years from the date of the grant. The Company reserved 175,000 shares of common stock for issuance under the plan. As of June 30, 1999, no options have been granted.

During 1999, the Company entered into employment agreements with certain individuals that expire 2001 through 2004. The agreements provide for annual stock options to be granted on the respective anniversary date in total in the amount of 11,000 shares in 2000 and 2001 and 2,000 shares in 2002, 2003, and 2004. The options are exercisable upon issuance at fair market value at date of grant.

Shares subject to option are summarized as follows:

                           1990    Employment   Weighted
                          Stock     Contract     Average
                          Option     Options    Exercise
                           Plan                   Price


BALANCE, June 30, 1997     3,500      40,000       $ .25

Options granted                -      40,000       $ .38
                          ------     -------
BALANCE, June 30, 1998     3,500      80,000       $ .31

Options exercised              -     (40,000)      $ .25

BALANCE, June 30, 1999     3,500      40,000       $ .37
                          ======     =======


Options exercisable at:

  June 30, 1998            3,500      80,000       $ .31
  June 30, 1999            3,500      40,000       $ .37


Information regarding options outstanding at June 30, 1999 is as follows:

Type of Option        Number of  Exercise   Weighted    Weighted
                       Options     Price     Average     Average
                                   Range    Exercise    Remaining
                                              Price   Contractual
                                                          Life

1990 Stock Option Plan   3,500     $ .25      $ .25     3.0 Years
Employment contract     40,000     $ .38      $ .38     2.0 Years



The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its options. Had compensation cost been recognized based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been as follows:

                                             1999          1998
                                        ----------    ----------
  Net Income
   As reported                           $486,157      $129,926
   Pro forma                             $486,157      $128,426

The weighted average fair value of options granted was $1.68 in 1998. There were no options granted in 1999. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in 1998 were as follows:

                                                    1998

   Risk free interest rate                         5.50%
   Expected life of options                        3 Years
   Expected volatility                             35.85%
   Expected dividend yield                            -


14. CEMETERY AND MAUSOLEUM TRUST FUNDS

Two of the Company's wholly-owned subsidiaries are beneficiaries of perpetual care trust funds established under the Cemetery Care Act of the State of Illinois. Earnings on these perpetual care trust funds are to be used for the care, preservation and ornamentation of the Company's cemetery and mausoleum properties.

Earnings on these perpetual care trust funds totaled $184,646 in 1999 and $202,014 in 1998.

Perpetual care trust fund assets totaled approximately $4,170,000 and $4,100,000 at June 30, 1999 and 1998, respectively.


15. EARNINGS PER SHARE OF COMMON STOCK DISCLOSURES

The following table reconciles the income and shares of the basic and diluted earnings per share computations:

                                1999                                   1998

                    Income       Shares    Per-Share      Income       Shares    Per-Share
                 (Numerator) (Denominator)  Amount     (Numerator) (Denominator)  Amount

BASIC EPS

Income available   $488,157     1,344,250     $.36       $129,926     1,309,670       $.10
to common
shareholders


EFFECT OF DILUTIVE SECURITIES

Employee
Contract                  -        34,146                       -        60,863

1990  Option
plan                      -         3,159                       -         2,830

Convertible
debentures           76,900       567,154                        -             -


DILUTED EPS

Income  available
to common
stockholders
plus assumed
conversions        $565,057     1,948,709     $.29       $129,926     1,373,363       $.09



16. SEGMENT INFORMATION

The Company's operations are classified into two principal industry segments: cemeteries and aviation ground support equipment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The company evaluates performance based on profit or loss from operations before income taxes. Financial information by industry segment as of and for the years ended June 30, 1999 and 1998 is summarized as follows:

                                        Aviation
                                         Ground
                                         Support
                         Cemeteries     Equipment       Total

1999
Net sales - external     $2,790,195    $9,618,837    $12,409,032
Depreciation and
  amortization               91,021       126,311        217,332
Interest expense              1,302       231,208        232,510
Segment operating profit    877,801       140,827      1,018,628
Segment assets            3,072,662     5,408,274      8,480,936
Expenditures for segment
  fixed assets              267,634       511,823        779,457

1998
Net sales - external     $2,767,214                  $ 2,767,214
Depreciation and
  amortizaation              77,226                       77,226
Intereat expense              2,329                        2,329
Segment operating profit    798,035                      798,035
Segment assets            2,176,457    $7,072,180      9,248,637
Expenditures for segment
  fixed assets              150,289     1,738,230      1,888,519


Reconciliation of segment profit to consolidated income before income taxes is as follows:

                                             1999           1998
                                        ----------     ----------

Total profit for reportable segments   $1,018,628     $  798,035
Unallocated amounts:
  Interest expense                       (160,460)       (70,713)
  Other corporate expenses               (188,011)      (545,396)
                                        ----------     ----------
    Income before income taxes         $  670,157     $  181,926
                                       ==========     ==========

Reconciliation of segment assets to consolidated asset is as follows:

                                             1999           1998
                                        ----------     ----------

Total segment assets                   $8,480,936     $9,248,637
Other assets                              196,227        347,500
Elimination of receivable from
  corporate headquarters                 (445,143)       (86,834)
                                        ----------     ----------
    Total assets                       $8,232,020     $9,509,303
                                       ==========     ==========



The results of operations of the aviation ground support equipment business are reflected in the Company's operations beginning July 1, 1998 (see Note 2). approximately 20% of aviation ground support equipment net sales area to foreign entities.

Segment profit represents segment revenues less directly related operating expenditures of the Company's segments. Management believes this is the most meaningful measurement of each segment's results as it excludes consideration of corporate expenses which are common to both business segments.

Other corporate expenses consist principally of senior management's compensation, and general and administrative expenses. These costs generally would not be subject to significant reduction upon the discontinuance or disposal of one of the segments.


17. FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at June 30, 1999, and the methods and assumptions used to estimate such fair values, were as follows:

CASH AND CASH EQUIVALENTS - the fair value approximates the carrying amount because of the short maturity of those financial instruments.

LONG-TERM DEBT AND OTHER NOTES PAYABLE - the fair value approximates the carrying amount, as the interest rates on the debt approximate current interest rates.


18. COMMITMENTS AND CONTINGENCIES

The Company is in labor negotiations with its Illinois cemetery employees represented by Local #1, of the Service Employees International Union, AFL-CIO, CLC, whose contract expired February 29, 1999. If the Company is unable to reach a negotiated settlement, a strike could occur which would depress cemetery revenues and disrupt cemetery operations.


19. OTHER INCOME

Included in 1999 other income is a settlement with the Illinois
Department of Transportation regarding condemnation of property for $132,500.


20. RECLASSIFICATIONS

Certain reclassifications were made to the 1998 consolidated financial statements to conform to the 1999 presentation which had no effect on net income.







                           SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                               OAKRIDGE HOLDINGS, INC.

Dated: September 27, 1999      By /S/ Robert C. Harvey
                               Robert C. Harvey
                               Chairman of the Board of Directors



     In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



Dated: September 27, 1999      By /S/ Robert C. Harvey
                               Robert C. Harvey
                               Chief Executive Officer
                               Chief Financial Officer



Dated: September 27, 1999      By /S/ Robert B. Gregor
                               Robert B. Gregor
                               Secretary
                               Director