Form 10QSB
period 1999-09-03
OAKRIDGE HOLDINGS INC
filed 1999-11-12
CIK 73605

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

(Mark One)                      Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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


                                 1,388,003

Transitional Small Business Disclosure Format (Check One):
{ )Yes {X}No












                          OAKRIDGE HOLDINGS, INC.

                                FORM 10-QSB


                 For the quarter ended September 30, 1999


                             TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 1999 (unaudited) and June 30, 1999

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 1999 and 1998 (unaudited).

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 1999 and 1998 (unaudited)

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

ITEM 6.   Exhibits and Reports on Form 8



SIGNATURES











PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
                                (UNAUDITED)


ASSETS                           September 30,1999  June 30,1999
                                 _________________  ____________
Cash & cash equivalents                 $  700,880    $  950,907

Receivables                              1,899,189     1,720,747
Inventories:
  Production                             2,409,116     1,854,221
  Cemetery and mausoleum space             638,005       634,887
  Markers, urns & flowers                   24,248        20,367
Deferred income taxes                      102,000       102,000
Other current assets                       117,622        36,514
                                        ----------    ----------
Total current assets                     5,891,060     5,319,643
                                        ----------    ----------


Property, plant and equipment, at cost   4,546,430     4,387,570
 Allowance for depreciation             (1,601,425)   (1,539,730)
                                        ----------    ----------
                                         2,945,005     2,847,840
                                        ----------    ----------

Other assets                                50,488        64,537
                                        ----------    ----------
                                        $8,886,553    $8,232,020
                                        ==========    ==========




PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES                      September 30,1999  June 30,1999
                                    (Unaudited)
                                 _________________  ____________
Notes payable & current maturities      $1,380,761    $1,452,743
Accounts payable                         1,221,076       601,186
Accrued customer deposits                   34,348        25,248
Accrued compensation                       234,179       375,657
Accrued perpetual care fund                250,921       212,781
Accrued deferred revenue                   523,736       507,711
Accrued marker and inscription costs        75,407        79,876
Income tax payable                           5,717          -
Other current liabilities                  147,484       161,490
                                        ----------    ----------
Total current liabilities                3,873,629     3,416,692
                                        ----------    ----------

Long-term debt                           3,095,031     3,044,075
                                        ----------    ----------

Total liabilities                        6,968,660     6,460,767
                                        ----------    ----------

STOCKHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                        2,156,051     2,156,051
Accumulated deficit                       (238,158)     (384,798)
                                        ----------    ----------
                                         1,917,893     1,771,253
                                        ----------    ----------
                                        $8,886,553    $8,232,020
                                        ==========    ==========



               See accompanying notes to the condensed
                    consolidated financial statements






PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                          OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                 Three Months Ended September 30,
                                             1999          1998
                                 _______________________________
Revenue, net:
  Cemetery                              $  611,774    $  601,213
  Aviation                               2,362,781     2,919,178
  Interest - Care Funds                     59,532        43,377
  Other                                      2,741         3,325
                                        ----------    ----------
    Total revenue                        3,036,828     3,567,093
                                        ----------    ----------
Operating expenses:
  Cost of aviation sales                  2,004,109     2,348,282
  Cost of cemetery sales                   335,843       321,361
  Sales and marketing                      163,335       136,170
  General and administrative               248,480       173,293
                                        ----------    ----------
    Total operating expenses             2,751,767    2,979,106
                                        ----------    ----------
Income from operations                     285,061      587,987

Interest expense                            84,421      101,090
                                        ----------    ----------
Income from continuing operations
  before income taxes                      200,640      486,897


Provision for income taxes                  54,000      146,069
                                        ----------    ----------
Net income                                $146,640     $340,828
                                        ==========    ==========

Net income per common share - basic          $.106     $ .253
                                        ==========    ==========
Weighted average number of common
  shares outstanding - basic             1,388,003     1,349,670
                                        ==========    ==========

Net income per common shares - diluted        .079          .171
                                        ==========    ==========
Weighted average number of common
  shares outstanding - diluted           2,090,665     2,097,090
                                        ==========    ==========

                       See accompanying notes to the
                condensed consolidated financial statements






PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                (UNAUDITED)

                                 Three Months Ended September 30,

                                              1999          1998
                                 _______________________________
Cash flows from operating activities:
  Net income                            $  146,640    $  340,828
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization             62,255        47,458
    Change in accounts receivable         (178,442)      301,729
    Change in inventories                 (561,894)      449,642
    Change in deferred income taxes                       37,236
    Change in other assets                 (67,619)      (36,061)
    Change in accounts payable             619,890      (224,068)
    Change in accrued liabilities          (90,971)      159,476
                                        ----------    ----------
Net cash from operating activities         (70,141)    1,076,240
                                        ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment      (158,860)     (277,108)
                                        ----------    ----------
  Net cash from investing activities      (158,860)     (277,108)
                                        ----------    ----------
Cash flows from financing activities:
  Repayment on long-term debt              (24,318)     ( 26,529)
  Repayment of short-term borrowing                     (970,300)
Proceeds from issuance of common
  stock                                                   80,000
  Proceeds from short-term borrowing         3,292
                                        ----------    ----------
  Net cash from financing activities       (21,026)     (916,829)
                                        ----------    ----------
Net increase (decrease) in cash:          (250,027)     (117,697)

Cash at beginning of period                950,907       823,458
                                        ----------    ----------
Cash at end of period                    $ 700,880     $ 705,761
                                        ==========    ==========



               See accompanying notes to the condensed
               consolidated financial statements







PART I - FINANCIAL INFORMATION                     FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                          OAKRIDGE HOLDINGS, INC.


           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the Company) and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. Operating results for the three month period ended September 30, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


2.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) is presented on both a basic and diluted basis in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would results after giving effect to dilutive stock options and convertible debentures. The following table presents the computation of basic and diluted EPS.



                                 Three Months Ended September 30,
                                             1999           1998
                                       ----------     ----------

Income from continuing operations      $  146,640     $  340,828

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,388,003      1,349,670

Additional common shares to be issued
assuming exercise of stock options, and
conversion of convertible debentures      702,662        747,420

Additional income from continuing
operations, assuming conversion of
convertible debentures at the beginning
of the period                              18,117         18,117

Shares used to compute dilutive effect
of stock options and convertible
debentures                              2,090,665      2,097,090

Basic earnings per common share
from continuing operations                  $.106          $.253

Diluted earnings per common share
from continuing operations                  $.079          $.171


3.   COMPREHENSIVE INCOME

Comprehensive income was $146,640 and $340,828 for the three months ended September 30, 1999 and 1998, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change shareholders equity.


4.   OPERATING SEGMENTS AND RELATED DISCLOSURES

The Company operations are classified into two principal industry segments: cemeteries and aviation ground support equipment.

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.
The table below summarizes information about reported segments for the three months ended September 30:





Three Months Ended
September 30,1999:

                            Aviation
                              Ground
                             Support
                           Equipment    Cemeteries    Corporate
                         -----------    ----------    ---------
Revenues                 $ 2,362,781     $ 671,306     $  2,741

Depreciation                  41,997        19,508          750

Gross Margin                 358,672       335,463        2,741

Selling Expenses             113,511        49,824            -

General & Administrative
Expenses                      95,425        96,145       56,160

Interest Expense              39,147            63       45,211

Income (loss) before
Taxes                        110,589       189,431      (99,380)

Capital Expenditures          18,021       140,839            -

Segment assets:
     Inventory             2,409,116       662,253            -

     Property, Plant
      & Equipment          2,094,296       846,751        3,958

     Other Assets             43,801             -        6,687




Three Months Ended
September 30,1998:

                            Aviation
                              Ground
                             Support
                           Equipment    Cemeteries    Corporate
                         -----------    ----------    ---------

Revenues                 $ 2,919,178    $  644,590     $  3,325

Depreciation                  28,541        18,074          750

Gross Margin                 570,896       323,229        3,325

Selling Expenses              88,329        47,841            -

General & Administrative
Expenses                      14,045        94,217       65,031

Interest Expense              56,806           336       43,947

Income (loss) before
Taxes                        411,766       180,784     (105,653)

Capital Expenditures         234,472        42,636            -

Segment assets:
     Inventory             2,380,829       686,850            -

     Property, Plant
      & Equipment          1,944,161       564,563        6,230

     Other Assets             50,058        23,535        7,970



ITEM 2.   MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following is management s discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statement.

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


                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company s liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of it s subordinated debentures. The Company for the first three months of fiscal year 2000 had a decrease in cash of $ 250,027 compared to a cash decrease in the same period in fiscal year 1999 of $117,697. As of September 30, 1999, the Company held cash and cash equivalents of zero.

During the three month period ended September 30, 1999, the Company recorded net income of $146,640 and generated a decrease in net cash of $250,027. The Company s net cash used by operating activities was $70,141 in the first three months of fiscal year 1999 compared to net cash from operating activities of $1,076,240 in the same comparable period in fiscal year 1999. The decrease in net cash from operating activities was primarily due to increased inventories and accounts payable due to anticipation of Y-2K and sales backlog. Cash flows used in investing activities increased $158,860 due to capital expenditures, and net cash used in financing activities was $ 21,026 due to the repayment of long term debt incurred to acquire the building and land of the aviation ground support equipment business. The remaining increases and decreases in the components of the Company s financial position reflect normal operating activity.

The Company continues to maintain a good financial position, with net working capital of $2,017,431, a increase of $114,480 since June 30, 1999. The increase was primarily due to net income. Current assets amounted to $5,891,060 and current liabilities were $3,873,629, resulting in a current ratio of 1.5 to 1, which resulted in no change from June 30, 1999. With debt of $6,968,660 and equity of $1,917,893 at September 30, 1999, the debt as a percentage of total capital was 78.4%, compared with 78.5% at June 30, 1999.

The Company s present working capital has continued to improve and is sufficient to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2000 were $158,860 compared with $277,108 the same period in fiscal year 1999. These investments reflect the Company s continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business and new roads for the cemetery business. The Company anticipates that it will spend approximately $200,000 on capital expenditures during the next three quarters of fiscal year 2000. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $3.00 to $7.00 per share during the first three months of Company s fiscal year 2000. The Company s book value per share at September 30, 1999 was $1.38 compared with $1.28 at June 30, 1999. The Company s annualized return from continuing operations on average equity for the three months of fiscal year 1999 was 28% compared with 97% for the three months of fiscal year 1998. The annualized return from continuing operations on average assets was 6.8% compared with 15% for the three months of fiscal year 1999.

The Company has available through two banks, a $3,200,000 revolving credit facility. As of September 30, 1999 there was $1,380,003 in aggregate borrowing outstanding under these facilities.

As indicated by the above, the Company s financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 1999, inflation did not have a significant effect on the Company s results in the first three months of fiscal year 2000.


YEAR 2000

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal year 1999, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. During fiscal year 2000, the Company will continue to complete the modifications and testing of it s information systems to ensure it is Year 2000 compliant. The Company has developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter.

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



RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2000 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 1999

First quarter revenues of $3,036,828 was a decrease of $530,265 or 14.9%, when compared to 1999's comparable period. The decrease of $556,397 was due to the aviation ground support equipment sales composite, which in the first quarter of fiscal year 2000 consisted of towable equipment, rather than vehicle mounted equipment as in the prior first quarter fiscal year 1999.

Cemetery revenue increased $10,561 to $611,774, or 2% over the prior comparable period revenue of $601,213, primarily due to increased sales of memorials during the first quarter of fiscal year 2000.

The cemetery gross profit margin decreased to 45% in first quarter of fiscal year 2000 or 2% when compared to 47% for the corresponding period in fiscal year 1999. The increase in cost of goods sold was due a 18% increase in health insurance premiums and the fall weed spray being done in the first quarter of fiscal year 2000.

Gross profit margin for the aviation ground support equipment business decreased to 15% in first quarter of fiscal year 2000 or 5% when compared to 20% for the corresponding period in fiscal year 1999. The decrease in gross profit margin was due to increased labor costs, due to the hiring of two engineers and inefficiencies in production.

Interest from cemetery care funds increased $16,155 or 37% in first quarter of fiscal year 2000 due to timing of interest payments and recognition of trust income.

Other Income is immaterial.

Selling expenses for the cemetery business in relation to sales remained at 8% in fiscal year 1999 and 1998.

Selling expenses for the aviation ground support equipment in first quarter of fiscal year 2000 in relation to sales increased
 .9% in comparison to first quarter of fiscal year 1999. The increase was due to less sales in first quarter of fiscal year 2000.

General and administrative expenses, which are expenses associated with supporting the Company s day-to-day management of its existing businesses and corporate increased $75,187 or 43%.

Cemetery general and administrative expenses in relation to sales remained constant at 16% for the first quarter of fiscal year
2000 and 1999.

Aviation ground support equipment business general and administrative expenses in the first quarter of fiscal year 2000 increased $51,866 or 119% in comparison to the first quarter of fiscal year 2000. The increase is primarily due to hiring of two office personnel for $17,292, consulting fees of $5,771 for computer network, web page on internet, and changing the technical manuals to CD Rom, and prior year had a collection of bad debts for $61,000 which reduced general and administrative expenses.

Corporate general and administrative in the first quarter of fiscal year 2000 was $56,160 or a decrease of $8,891 in comparison to first quarter of fiscal year 1999 expenses of $65,801 The decrease is due to reduced professional fees associated with the prior year acquisition.

Depreciation and amortization expenses increased 31% to $62,255 for the first quarter of fiscal year 2000 or $14,798 in comparison to the first quarter of fiscal year 1999. The increase is a result of the aviation ground support equipment assets purchased the prior year.

Interest expense in the first quarter of fiscal year 2000 was $84,421 or a decrease of $16,669 or 16% in comparison to the first quarter of fiscal year 1999 expense of $101,090. The decrease in interest expense was attributable to lower financing of vehicles and chassis used for production.



PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is from time to time involved in ordinary litigation incidental to the conduct of its businesses. The Company believes that none of its pending litigation will have a material adverse effect on the Company s businesses, financial condition or results of operations.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 27 - Financial Data Schedule

(b) No reports on Form 8 have been filed during the quarter for which this report is filed.




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


Date:  November 11, 1999