Form 10QSB
period 1999-12-31
OAKRIDGE HOLDINGS INC
filed 2000-02-11
CIK 73605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended December 31, 1999

                                      OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                 (612) 686-5495
                          (Issuer's telephone number)


(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
     YES [X]    NO [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,388,003

Transitional Small Business Disclosure Format (Check One):
     YES [X]    NO[ ]



                            OAKRIDGE HOLDINGS, INC.

                                  FORM 10-QSB

                    For the quarter ended December 31, 1999


                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         (a) Condensed Consolidated Balance Sheets as of December 31, 1999 (unaudited) and June 30, 1999

         (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 1999 and 1998 (unaudited)and six months ended December 31, 1999 and 1998 (unaudited)

         (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998 (unaudited)

         (d)  Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEMS 2-5. Not Applicable

ITEM 6.  Exhibits and Reports on Form 8



SIGNATURES











PART I - FINANCIAL INFORMATION                               FORM 10-QSB


                           OAKRIDGE HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)


ITEM 1 - FINANCIAL STATEMENTS

ASSETS:                                  December 31, 1999    June 30, 1999
                                               (Unaudited)
                                        _________________    _____________
Cash & cash equivalents                          $679,931         $950,907
Receivables                                     2,404,820        1,720,747
Inventories:
  Production                                    2,061,965        1,854,221
  Cemetery and mausoleum space                    630,152          634,887
  Markers, urns & flowers                          19,478           20,367
Deferred income taxes                               3,097          102,000
Other current assets                              145,451           36,514
                                               ----------       ----------
Total current assets                            5,944,894        5,319,643
                                               ----------       ----------

Property, plant and equipment, at cost          4,620,717        4,387,570
Allowance for depreciation                      1,644,170        1,539,730
                                               ----------       ----------
                                                2,976,547        2,847,840
                                               ----------       ----------
Other assets                                       49,458           64,537
                                               ----------       ----------
                                               $8,970,899       $8,232,020
                                               ==========       ==========

LIABILITIES:                             December 31, 1999    June 30, 1999
                                               (Unaudited)
                                        _________________    _____________
Notes payable & current maturities             $1,340,000       $1,452,743
Accounts payable                                  640,146          601,186
Accrued customer deposits                          47,032           25,248
Accrued compensation                              118,877          375,657
Accrued perpetual care fund                       222,501          212,781
Deferred revenue                                  536,922          507,711
Accrued marker and inscription costs               78,535           79,876
Other current liabilities                         169,151          161,490
                                               ----------       ----------
Total current liabilities                       3,153,164        3,416,692
                                               ----------       ----------
Long-term debt                                  3,779,068        3,044,075
                                               ----------       ----------
Total liabilities                               6,932,232        6,460,767
                                               ----------       ----------
STOCK HOLDERS' EQUITY
Common stock & additional paid-in-capital       2,156,051        2,156,051
Accumulated deficit                              (117,384)        (384,798)
                                               ----------       ----------
                                                2,038,667        1,771,253
                                               ----------       ----------
                                               $8,970,899       $8,232,020
                                               ==========       ==========

   See accompanying notes to the condensed consolidated financial statements







PART I - FINANCIAL INFORMATION                                    FORM 10-QSB

                                        OAKRIDGE HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)

ITEM 1 - FINANCIAL STATEMENTS

                                     Three Months Ended December 31,   Six Months Ended December 31,
                                                1999            1998            1999            1998
                                     _______________________________   _____________________________
Revenue, net:
  Cemetery                                   619,991         612,363       1,231,765       1,213,576
  Aviation                                 2,834,966       2,622,697       5,197,747       5,541,875
  Interest - Care Funds                       49,980          54,120         109,512          97,497
  Other                                       25,040         133,229          27,781         136,554
                                           ---------       ---------       ---------       ---------
 Total revenue                             3,529,977       3,422,409       6,566,805       6,989,502
                                           ---------       ---------       ---------       ---------

Operating Expenses:
  Cost of aviation sales                   2,541,356       2,181,823       4,545,465       4,530,105
  Cost of cemetery sales                     337,309         326,820         673,152         648,181
  Sales and marketing                        201,584         136,416         364,919         272,586
  General and administrative                 196,530         316,006         445,010         489,299
                                           ---------       ---------       ---------       ---------
Total operating expenses                   3,276,779       2,961,065       6,028,546       5,940,171
                                           ---------       ---------       ---------       ---------
Income from operations                       253,198         461,344         538,259       1,049,331

Interest expense                              87,521         102,011         171,942         203,101
                                           ---------       ---------       ---------       ---------
Income from continuing operations
  before income taxes                        165,677         359,333         366,317         846,230

Provision for income taxes                    44,903         102,115          98,903         248,184
                                           ---------       ---------       ---------       ---------
Net income                                  $120,774        $257,218        $267,414        $598,046
                                           =========       =========       =========       =========

Net income per common share - basic            $.087           $.190           $.193           $.443
                                           =========       =========       =========       =========

Weighted average number of common
  shares - basic                           1,388,003       1,349,670       1,388,003       1,349,670
                                           =========       =========       =========       =========

Net income per common share - diluted          $.066           $.131           $.145           $.302
                                           =========       =========       =========       =========

Weighted average number of common shares
  outstanding - diluted                    2,090,355       2,098,128       2,090,031       2,097,635
                                           =========       =========       =========       =========
</TABLE
 See accompanying notes to the condensed consolidated financial statements






                     PART I - FINANCIAL INFORMATION             FORM 10-QSB


                         OAKRIDGE HOLDINGS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)

ITEM 1 - FINANCIAL STATEMENTS

                                             Six Months Ended December 31,
                                                       1999          1998
                                             ______________ _____________
Cash flows from operating activities:
  Net income                                       $267,414      $598,046
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization                     107,493        96,896
    Change in accounts receivable                  (684,073)       83,439
    Change in inventories                          (202,120)      614,658
    Change in deferred income taxes                  98,903        83,325
    Change in other assets                          (96,911)      (32,173)
    Change in accounts payable                       38,960      (158,511)
    Change in accrued liabilities                  (189,745)      (95,175)
                                                 ----------    ----------

Net cash from operating activities                 (660,079)    1,190,505
                                                 ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment               (233,147)     (494,321)
                                                 ----------    ----------
  Net cash from investing activities               (233,147)     (494,321)
                                                 ----------    ----------
Cash flows from financing activities:
  Proceeds from long-term borrowings                700,000             -
  Repayment on long-term debt                       (40,139)      (40,993)
  Repayment on short-term borrowing                 (37,611)     (894,347)
  Proceeds from issuance of common stock                  -        80,000
                                                 ----------    ----------
  Net cash from financing activities                622,250      (855,340)
                                                 ----------    ----------
Net increase (decrease) in cash:                   (270,976)     (159,156)

Cash at beginning of period                         950,907       823,458
                                                 ----------    ----------
Cash at end of period                              $679,931      $644,302
                                                 ==========    ==========

   See accompanying notes to the condensed consolidated financial statements





PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                         OAKRIDGE HOLDINGS, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company")and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. Operating results for the six month period ended December 31, 1999 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

                                              Six Months Ended December 31,
                                                        1999           1998
                                                  ----------     ----------
Income from continuing operations                 $  267,414     $  598,046

Average shares of common stock outstanding
used to compute basic earnings per common share    1,388,003      1,349,670

Additional common shares to be issued assuming
exercise of stock options, and conversion of
convertible debentures                               702,028        747,965

Additional income from continuing operations,
assuming conversion of convertible debentures
at the beginning of the period                        36,234         36,234

Shares used to compute dilutive effect
of stock options and convertible debentures        2,090,031      2,097,635

Basic earnings per common share from
continuing operations                                  $.193          $.443

Diluted earnings per common share
from continuing operations                             $.145          $.302



3. OPERATING SEGMENTS AND RELATED DISCLOSURES

The Company operations are classified into two principal industry segments: cemeteries and aviation ground support equipment.

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income. The table below summarizes information about reported segments for the three months and six months ended December 31:

Six Months Ended
December 31, 1999:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $5,197,747    1,365,477       3,581     6,566,805

Cost of Sales           4,545,465      673,152           -     5,218,617

Gross Profit              652,282      692,325       3,581     1,348,188

Selling, General &
Administrative Expenses   429,860      289,136      90,933       809,929

Operating Income          222,422      403,189     (87,352)      538,259

Depreciation
And Amortization           67,761       38,115       1,617       107,493

Assets                  6,012,134    2,665,178     293,587     8,970,899

Capital Expenditures       67,880      165,224          43       233,147

See accompanying notes to the condensed consolidated financial statements




Three Months Ended
December 31, 1999:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $2,834,966     $694,171        $840     3,529,977

Cost of Sales           2,541,356      337,309           -     2,878,665

Gross Profit              293,610      356,862         840       651,312

Selling, General &
Administrative Expenses   220,174      143,167      34,773       398,114

Operating Income           73,436      213,695     (33,933)      253,198

Depreciation
And Amortization           25,764       18,607         867        45,238

Assets                  6,012,134    2,665,178     293,587     8,970,899

Capital Expenditures       49,859       24,385          43        74,287

See accompanying notes to the condensed consolidated financial statements




Six Months Ended
December 31, 1998:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $5,541,875    1,441,833       5,794     6,989,502

Cost of Sales           4,530,105      648,181           -     5,178,286

Gross Profit            1,011,770      793,652       5,794     1,811,216

Selling, General &
Administrative Expenses   327,884      303,921     130,080       761,885

Operating Income          683,886      489,731    (124,286)    1,049,331

Depreciation
And Amortization           58,753       36,147       1,996        96,896

Assets                  6,421,178    2,372,874     184,271     8,978,323

Capital Expenditures      269,459      224,862           -       494,321

See accompanying notes to the condensed consolidated financial statements





Three Months Ended
December 31,1998:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $2,622,697      797,243       2,469     3,422,409

Cost of Sales           2,181,823      236,820           -     2,508,643

Gross Profit              440,874      470,423       2,469       913,766

Selling, General &
Administrative Expenses   226,280      161,863      64,279       452,422

Operating Income          214,594      308,560     (61,810)      461,344

Depreciation
And Amortization           30,366       18,074         998        49,438


Assets                  6,421,178    2,372,874     204,271     8,998,323

Capital Expenditures      117,394       99,819            -      217,213

See accompanying notes to the condensed consolidated financial statements





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statement.

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




                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its' subordinated debentures. The Company for the first six months of fiscal year 2000 had a decrease in cash of $270,976 compared to a cash decrease in the same period in fiscal year 1999 of $159,156. As of December 31, 1999, the Company had no cash equivalents. During the six month period ended December 31, 1999, the Company recorded net income of $267,414. The Company's net cash used by operating activities was $660,079 in the first six months of fiscal year 2000 compared to net cash from operating activities of $1,190,505 in the same comparable period in fiscal year 1999. The decrease in net cash from operating activities was primarily due to increased accounts receivables and inventories. The increase in accounts receivable was due to increased sales in the month of December 1999. The increase in inventories was due to the anticipated Y-2K and sales backlog. Cash flow used in investing activities was $233,147 due to capital expenditures, and net cash from financing activities was $622,250 due to financing of accounts receivable and inventories. The remaining increases and decreases in the components of the Company's financial position reflects normal operating activity.

The Company continues to maintain a good financial position, with working capital of $2,791,730, an increase of $888,779 since June 30, 1999. The increase was primarily due to refinancing of debt from short term to long term and net income. Current assets amounted to $5,944,894 and current liabilities were $3,153,164, resulting in a current ratio of 1.9 to 1, which resulted in a change of .4 since June 30, 1999. With debt of $6,932,232 and equity of $2,038,667 at December 31, 1999, the debt as a percentage of total capital was 77.3%, compared with 78.5% at June 30, 1999.

The Company's present working capital continued to improve and is sufficient to meet current operating needs.

Capital expenditures for the six months of fiscal year 2000 were $233,417 compared with $494,321 the same period in fiscal year 1999. The investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business and the repaving of roads in the cemetery business. The Company anticipates that it will spend approximately $125,000 on capital expenditures during the next two quarters of fiscal year 2000. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $1.75 to $7.00 per share during the six months of the Company's fiscal year 2000. The Company's book value per share at December 31, 1999 was $1.47 compared with $1.28 at June 30, 1999. The Company's annualized return from continuing operations on average equity for the six months of fiscal year 2000 was 13% compared with 29% for the six months of fiscal year 1999. The annualized return from continuing operations on average assets was 3.1% compared with 7% for the six months of fiscal year 1999. The Company has available through two banks, a $3,200,00 revolving credit facility. As of December 31, 1999 there was $1,166,841 in aggregate borrowing outstanding under these facilities.

As indicated by the above, the Company's financial position and debt capacity should enable I to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of December 31, 1999, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2000.

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

The Year 2000 did not have a material impact on the Company's current information systems as a result of the steps already completed to make the Company's systems Year 2000 compliant. Based on the nature of the Company's business, the Company anticipates it is not likely to experience material business interruption due to the impact of Year 2000 compliance on its customers and vendors. As a result, the Company does not anticipate that incremental expenditures to address Year 2000 compliance will be material to the Company's liquidity, financial position or results of operations.


RESULTS OF OPERATIONS
SIX MONTHS OF FISCAL YEAR 2000
COMPARED WITH SIX MONTHS OF FISCAL YEAR 1999

Cemetery Operations:

Revenues for the six months ended December 31, 1999 was $1,231,765, or an increase of $18,189 or 1.5%, when compared to the six months ended December 31, 1998. The increase was primarily due to sales of markers and foundations, and cemetery lots sales.

Cost of sales in relation to sales for the six months ended December 31, 1999 was $673,152, or an increase of $24,971 or 3.9%, when compared to the six months ended December 31, 1998. The increase is contributed to cost of goods purchased form outside vendors.

Selling expenses for the six months ended December 31, 1999, was $99,367, or a decrease of $4,703 or 5%, when compared to the six month ended December 31, 1998. The decrease was due to the different sales percentage paid to sales counselors in relation to sales of goods.

Other income for the six months ended December 31, 1999, was $24,200 or a decrease of $108,300. The decrease is contributed to the one time settlement of $132,500 in fiscal year 1998 for land condemnation.


Holding Operations:

Revenues for the six months ended December 31, 1999 was $3,581 or a decrease of $2,213, when compared to the six months ended December 31, 1998. The increase is due to having less funds in savings.

General and administrative expenses for the six months ended December 31, 1999 was $90,933, or a decrease of $39,147 when compared to the six month ended December 31, 1998. The decrease can be contributed to lower professional fees associated with legal representation.

Interest expense for the six months ended December 31, 1999 was $53,638, or a decrease of $33,065 when compared to the six months ended December 31, 1998. The decrease can be contributed to lower bank debt and number or periods interest on the subordinated debentures.


Stinar Operations:

Revenues for the six months ended December 31, 1999 was $5,197,747, or a decrease of $344,128 or 6%, when compared to the six months ended December 31, 1998. The decrease was primarily due to sales revenue being less, due to the customer supplying the vehicle for the equipment being mounted. The sales makeup was 10% to United States Government entities, 41% to international airlines and 49% to commercial airlines in the United States.

Cost of sales in relation to sales for the six months ended December 31, 1999, was 87.5% or increase of 5.8%, when compared to the six months ended December 31, 1998. The increase was primarily due to 7.7% increase in the cost of raw materials and 3% increase in direct labor costs which were offset by 2.7% reduction in utilities, shop supplies, freight, insurance and miscellaneous expenses.

Selling expenses in relation to sales for the fist six months ended December 31, 1999, was $241,899 or 4.7%, which is a comparable percentage to the six months ended December 31, 1998.

General and administrative expenses in relation to sales for the six months ended December 31, 1999, was $164,309 or an increase of 12.4%, when compared to the six months ended December 31, 1998. The increase was primarily due to one additional office employee, training costs of technical writer to convert manual to CD rom, and research and development associated with the development of the Torero-Stinar equipment.

Other expenses which consist of interest expense for the six month ended December 1, 1999, was $118,160 or a decrease of 13%, when compared to the six month ended December 31, 1998. The decrease was due to reduction of debt due to prior owners.


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1999
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1998


Cemetery Operations:

Revenues for the three months ended December 31, 1999 was $619,991, or an increase of $7,628 or 1%, when compared to the three months ended December 31, 1998. The increase was primarily due to sales of markers and foundations and cemetery lot sales.

Cost of sales in relation to sales for the three month period ended December 31, 1999 was $337,309 or increase of 1%, when compared to the three month period ended December 31, 1998. With the increase being contributed to health insurance.

Gross profit for three months ended December 31,1999 was $282,682 or 45.6%, a decrease 1%, when compared to the three month period ended December 31, 1998.

Selling expenses for the three months ended December 31, 1999 was $49,543 or a decrease of $6,686, when compared to the three month period ended December 31, 1998. The decrease was due to the different sales percentage paid to sales counselors in relation to sales of goods.

General and administrative for the three months ended December 31, 1999 was $93,624 or a decrease of $12,000, when compared to the three month period ended December 31, 1998. The decrease was due to lower professional fees.

Other income for the three months ended December 31, 1999, was $24,200 or a decrease of $108,300, when compared to the three months ended December 31, 1998. The decrease is contributed to a one time settlement of $132,500 with the state of Illinois in regards to land condemnation.


Holdings Operations:

General and administrative for the three months ended December 31, 1999 was $34,773 or a decrease of $29,506, when compared to the three month period ended December 31, 1998. The decrease is primarily due to a decrease in professional fees.


Stinar Operations:

Revenues for the three months ended December 31, 1999 increased $212,269 or 8%, when compared to the three months ended December 31, 1998. The increase is due to increased sales in the stairs department from sales order for Turkey.

Cost of sales in relation to sales for the three months ended December 31, 1999 was 90% or an increase of 7% when compared to the three months ended December 31, 1998. The increase was due to 7.7% increase in the cost of raw materials, and 3% increase in labor costs.

Selling Expenses in relation to sales for the three months ended December 31, 1999 was 4.5% or a decrease of .7% when compared to the three months ended December 31, 1998. The decrease is primarily due to one less salaried salesperson who is now a commission only salesman.

General and administrative expenses for the three months ended December 31, 1999 was $100,882, or an increase of $11,433, when compared to the three months ended December 31, 1998. The increase is due to research and development expenses associated with the Torero-Stinar equipment.



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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      No exhibits are included herein

(b)      No reports on Form 8 were filed during the quarter.




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


Date:  February 11, 2000