Form 10QSB
period 2000-03-31
OAKRIDGE HOLDINGS INC
filed 2000-05-12
CIK 73605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended March 31, 2000

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

                                 (952) 686-5495
                          (Issuer's telephone number)


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

Transitional Small Business Disclosure Format (Check One):
     YES [ ]    NO [X]







                            OAKRIDGE HOLDINGS, INC.

                                  FORM 10-QSB

                      For the quarter ended March 31, 2000


                               TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         (a) Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and June 30, 1999

         (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999 (unaudited)and nine months ended March 31, 2000 and 1999 (unaudited)

         (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2000 and 1999 (unaudited)

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

ITEM 6.  Exhibits and Reports on Form 8-K



SIGNATURES







PART I - FINANCIAL INFORMATION                               FORM 10-QSB


                           OAKRIDGE HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET


ITEM 1 - FINANCIAL STATEMENTS

ASSETS:                                     March 31, 2000    June 30, 1999
                                               (Unaudited)
                                        _________________    _____________
Cash & cash equivalents                          $869,143         $950,907
Receivables                                     1,779,719        1,720,747
Inventories:
  Production                                    3,323,444        1,854,221
  Cemetery and mausoleum space                    624,947          634,887
  Markers, urns & flowers                          29,613           20,367
Deferred income taxes                                   -          102,000
Other current assets                              109,456           36,514
                                               ----------       ----------
Total current assets                            6,736,322        5,319,643
                                               ----------       ----------

Property, plant and equipment, at cost          4,785,995        4,387,570
Allowance for depreciation                      1,681,261        1,539,730
                                               ----------       ----------
                                                3,104,734        2,847,840
                                               ----------       ----------
Other assets                                       54,338           64,537
                                               ----------       ----------
                                               $9,895,394       $8,232,020
                                               ==========       ==========

LIABILITIES:                             March 31, 1999    June 30, 1999
                                            (Unaudited)
                                        _________________    _____________
Notes payable & current maturities             $1,670,003       $1,452,743
Accounts payable                                1,047,828          601,186
Accrued customer deposits                          96,181           25,248
Accrued compensation                              182,924          375,657
Accrued perpetual care fund                       247,672          212,781
Deferred revenue                                  582,857          507,711
Accrued marker and inscription costs               52,792           79,876
Income tax payable                                  7,967                -
Other current liabilities                         111,688          161,490
                                               ----------       ----------
Total current liabilities                       3,999,912        3,416,692
                                               ----------       ----------
Long-term debt                                  3,736,222        3,044,075
                                               ----------       ----------
Total liabilities                               7,736,184        6,460,767
                                               ----------       ----------
STOCK HOLDERS' EQUITY
Common stock & additional paid-in-capital       2,156,051        2,156,051
Retained earnings (deficit)                         3,209         (384,798)
                                               ----------       ----------
                                                2,159,260        1,771,253
                                               ----------       ----------
                                               $9,895,394       $8,232,020
                                               ==========       ==========

   See accompanying notes to the condensed consolidated financial statements


PART I - FINANCIAL INFORMATION                                       FORM 10-QSB

                                        OAKRIDGE HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)

ITEM 1 - FINANCIAL STATEMENTS

                                        Three Months Ended March 31,     Nine Months Ended March 31,
                                                2000            1999            2000            1999
                                     _______________________________   _____________________________
Revenue, net:
  Cemetery                                  $790,980        $647,260      $2,022,745      $1,860,836
  Aviation                                 1,903,454       2,072,601       7,101,201       7,618,530
  Interest - Care Funds                       53,052          65,334         162,564         162,831
  Other                                        2,284          56,691          30,065         189,191
                                           ---------       ---------       ---------       ---------
 Total revenue                             2,749,770       2,841,886       9,316,575       9,831,388
                                           ---------       ---------       ---------       ---------

Operating Expenses:
  Cost of aviation sales                   1,595,492       1,880,677       6,140,957       6,410,782
  Cost of cemetery sales                     348,285         331,575       1,021,437         979,756
  Sales and marketing                        179,421         112,620         544,340         385,206
  General and administrative                 345,070         331,438         790,080         820,737
                                           ---------       ---------       ---------       ---------
Total operating expenses                   2,468,268       2,656,310       8,496,814       8,596,481
                                           ---------       ---------       ---------       ---------
Income from operations                       281,502         185,576         819,761       1,234,907

Interest expense                             130,752          87,086         302,694         290,187
                                           ---------       ---------       ---------       ---------
Income from continuing operations
  before income taxes                        150,750          98,490         517,067         944,720

Provision for income taxes                    30,147          24,524         129,060         272,708
                                           ---------       ---------       ---------       ---------
Net income                                  $120,603         $73,966        $388,007        $672,012
                                           =========       =========       =========       =========

Net income per common share - basic            $.087           $.055           $.280           $.497
                                           =========       =========       =========       =========

Weighted average number of common
  shares outstanding- basic                1,388,003       1,344,078       1,388,003       1,351,213
                                           =========       =========       =========       =========

Net income per common share - diluted          $.065           $.044           $.212           $.346
                                           =========       =========       =========       =========

Weighted average number of common shares
  outstanding - diluted                    2,148,762       2,098,985       2,089,216       2,099,671
                                           =========       =========       =========       =========

    See accompanying notes to the condensed consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB


                         OAKRIDGE HOLDINGS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)

ITEM 1 - FINANCIAL STATEMENTS

                                                   Nine Months Ended  31,
                                                       2000          1999
                                             ______________ _____________
Cash flows from operating activities:
  Net income                                       $388,007      $672,012
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & amortization                     146,182       143,897
    Common stock issued for services                      -        30,000
    Change in accounts receivable                   (58,972)    1,038,859
    Change in inventories                        (1,468,529)      755,779
    Change in deferred income taxes                 102,000       114,409
    Change in other assets                          (67,394)      (51,498)
    Change in accounts payable                      446,642      (606,347)
    Change in accrued liabilities                   (80,682)     (364,669)
                                                 ----------    ----------

Net cash from operating activities                 (592,746)    1,675,208
                                                 ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment               (398,425)     (597,142)
                                                 ----------    ----------
  Net cash from investing activities               (398,425)     (597,142)
                                                 ----------    ----------
Cash flows from financing activities:
  Change in long-term debt                         (692,147)      (62,438)
  Change in short-term borrowing                   (217,260)   (1,066,589)
  Proceeds from issuance of common stock                  -        80,000
                                                 ----------    ----------
  Net cash from financing activities                909,407    (1,049,027)
                                                 ----------    ----------
Net change in cash:                                 (81,764)       29,039

Cash at beginning of period                         950,907       823,458
                                                 ----------    ----------
Cash at end of period                              $869,143      $852,497
                                                 ==========    ==========

   See accompanying notes to the condensed consolidated financial statements




PART I - FINANCIAL INFORMATION                                  FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                         OAKRIDGE HOLDINGS, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company")and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999. Operating results for the nine month period ended March 31, 2000 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

                                                Nine Months Ended March 31,
                                                        2000           1999
                                                  ----------     ----------
Income from continuing operations                 $  388,007     $  672,012

Average shares of common stock outstanding
used to compute basic earnings per common share    1,388,003      1,351,213

Additional common shares to be issued assuming
exercise of stock options, and conversion of
convertible debentures                               701,213        748,458

Additional income from continuing operations,
assuming conversion of convertible debentures
at the beginning of the period                        54,351         54,351

Shares used to compute dilutive effect
of stock options and convertible debentures        2,089,216      2,099,671

Basic earnings per common share from
continuing operations                                  $.280          $.497

Diluted earnings per common share
from continuing operations                             $.212          $.346


3. OPERATING SEGMENTS AND RELATED DISCLOSURES

The Company operations are classified into two principal industry segments: cemeteries and aviation ground support equipment.

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income. The table below summarizes information about reported segments for the three months and nine months ended March 31:

Nine Months Ended
March 31, 2000:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $7,101,201    2,209,509       5,865     9,316,575

Cost of Sales           6,140,957    1,021,437           -     7,162,394

Gross Profit              960,244    1,188,072       5,865     2,154,181

Selling, General &
Administrative Expenses   677,070      494,409     162,941     1,334,420

Operating Income          283,174      693,663    (157,076)      819,761

Depreciation
And Amortization           87,392       57,173      1,617        146,182

Assets                  6,742,173    2,991,095    162,126      9,895,394

Capital Expenditures      186,039      211,907        479        398,425

See accompanying notes to the condensed consolidated financial statements




Three Months Ended
March 31, 2000:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $1,903,454     $844,032      $2,284     2,749,770

Cost of Sales           1,595,492      348,285           -     1,943,777

Gross Profit              307,962      495,747       2,284       805,993

Selling, General &
Administrative Expenses   247,210      205,273      72,008       524,491

Operating Income           60,752      290,474     (69,724)      281,502

Depreciation
And Amortization           25,764       18,607         867        45,238

Assets                  6,742,173    2,991,095     162,126     9,895,394

Capital Expenditures      118,159       46,683         436       165,278

See accompanying notes to the condensed consolidated financial statements




Nine Months Ended
March 31, 1999:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $7,618,530    2,156,167      56,691     9,831,388

Cost of Sales           6,410,782      979,756           -     7,390,538

Gross Profit            1,207,748    1,176,411      56,691     2,440,850

Selling, General &
Administrative Expenses   506,583      471,224     228,136     1,205,943

Operating Income          701,165      705,187    (171,445)    1,234,907

Depreciation
And Amortization           86,681       52,220       4,996       143,897

Assets                  5,454,107    2,530,991     158,256     8,143,354

Capital Expenditures      366,169      230,973           -       597,142

See accompanying notes to the condensed consolidated financial statements





Three Months Ended
March 31, 1999:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $2,076,655      714,334      50,897     2,841,886

Cost of Sales           1,880,677      331,575           -     2,212,252

Gross Profit              195,978      382,759      50,897       629,634

Selling, General &
Administrative Expenses   178,699      167,303      98,056       444,058

Operating Income           17,279      215,456     (47,159)      185,576

Depreciation
And Amortization           26,598       17,407         994        44,999

Assets                  5,454,107    2,530,991     158,256     8,143,354

Capital Expenditures       96,710        6,111           -       102,821

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




                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                       PART I - FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its' subordinated debentures. The Company, for the first nine months of fiscal year 2000, had a decrease in cash of $81,764 compared to a cash decrease in the same period in fiscal year 1999 of $29,039. As of March 31, 2000, the Company had no cash equivalents. During the nine month period ended March 31, 2000, the Company recorded net income of $388,007. The Company's net cash used by operating activities was $592,746 in the first nine months of fiscal year 2000 compared to net cash from operating activities of $1,675,208 in the same comparable period in fiscal year 1999. The decrease in net cash from operating activities was primarily due to increased inventories. The increase in inventories was due to sales of equipment which require large delivery of goods in subsequent months. Cash flow used in investing activities was $398,425 due to capital expenditures, and net cash from financing activities was $909,407 due to financing of accounts receivable and inventories. The remaining increases and decreases in the components of the Company's financial position reflects normal operating activity.

The Company continues to maintain a good financial position, with net working capital of $2,736,410, an increase of $833,459 since June 30, 1999. The increase was primarily due to refinancing of debt from short term to long term and net income. Current assets amounted to $6,736,322 and current liabilities were $3,999,912, resulting in a current ratio of 1.68 to 1, which resulted in a change of .12 since June 30, 1999. With debt of $7,736,184 and equity of $2,159,270 at March 31, 2000, the debt as a percentage of total capital was 78.1%, compared with 78.5% at June 30, 1999.

The Company's present working capital continued to improve and is sufficient to meet current operating needs.

Capital expenditures for the nine months of fiscal year 2000 were $398,425 compared with $597,142 the same period in fiscal year 1999. The investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business and the repaving of roads in the cemetery business. The Company anticipates that it will spend approximately $100,000 on capital expenditures during the last quarter of fiscal year 2000. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $1.00 to $7.00 per share during the nine months of the Company's fiscal year 2000. The Company's book value per basic share at March 31, 2000 was $1.56 compared with $1.28 at June 30, 1999. The Company's annualized return from continuing operations on average equity for the nine months of fiscal year 2000 was 26% compared with 57% for the nine months of fiscal year 1999. The annualized return from continuing operations on average assets was 5.7% compared with 10% for the nine months of fiscal year 1999. The Company has available through two banks, a $3,200,00 revolving credit facility. As of March 31, 2000 there was $2,356,117 in aggregate borrowing outstanding under these facilities.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of March 31, 2000, inflation did not have a significant effect on the Company's results in the nine months of fiscal year 2000.


RESULTS OF OPERATIONS
NINE MONTHS OF FISCAL YEAR 2000
COMPARED WITH NINE MONTHS OF FISCAL YEAR 1999

Cemetery Operations:

Revenues for the nine months ended March 31, 2000 were $2,209,509, or an increase of $53,342 or 2%, when compared to the nine months ended March 31, 1999. The increase was primarily due to sales of markers and foundations, and one large sale to a non-profit entity for cemetery lots.

Cost of sales in relation to sales for the nine months ended March 31, 2000 was $1,021,437, or an increase of $41,681 or 3.9%, when compared to the nine months ended March 31, 1999. The increase is contributed to greater sales, whereby costs of goods sold in relation to sales increased .8% in comparison to the nine months ended March 31, 1999.

Selling expenses for the nine months ended March 31, 2000, were $147,593, or a decrease of $1,968 or 1%, when compared to the nine month ended March 31, 1999. The decrease was due to the general manager making a large sales in March and receiving no commission on the sale.

Other income for the nine months ended March 31, 2000, was $24,200 or a decrease of $108,300. The decrease is contributed to the one time settlement of $132,500 in fiscal year 1998 for land condemnation.


Holding Operations:

Revenues for the nine months ended March 31, 2000 were $5,865 or a decrease of $50,826, when compared to the nine months ended March 31, 1999. The decrease is due to the prior year settlement with a former board member in which 16,667 shares of stock was returned to the Company.

General and administrative expenses for the nine months ended March 31, 2000 were $162,941, or a decrease of $65,195 when compared to the nine months ended March 31, 1999. The decrease can be contributed to lower professional fees associated with legal representation.

Interest expense for the nine months ended March 31, 2000 was $126,235, or an increase of $2,322 when compared to the nine months ended March 31, 1999. The increase can be contributed to a higher interest paid on funds borrowed.


Stinar Operations:

Revenues for the nine months ended March 31, 2000 were $7,101,201, or a decrease of $517,329 or 7%, when compared to the nine months ended March 31, 1999. The decrease was primarily due to sales revenue being less, the customer supplying the vehicle for the equipment being mounted, delivery of trucks from dealer being extremely slow, and building of equipment not being mounted on a truck increasing. The sales makeup was 24% to United States Government entities, 25% to international airlines and 51% to commercial airlines in the United States.

Cost of sales in relation to sales for the nine months ended March 31, 2000, was 86.5% or an increase of 2.3%, when compared to the nine months ended March 31, 1999. The increase was primarily due to a 7.7% increase in the cost of raw materials, labor efficiency variance, and a 3% increase in direct labor costs which were offset by a 2.7% reduction in utilities, shop supplies, freight, insurance and miscellaneous expenses.

Selling expenses in relation to sales for the first nine months ended March 31, 2000, were $396,747, or an increase of $161,102 or 68%. The increase was primarily due to advertising monthly in the GSE trade magazine, the hiring of one international sales employee, and related sales expenses due to international travel and trade shows.

General and administrative expenses in relation to sales for the nine months ended March 31, 2000, were $280,323 or an increase of 16%, when compared to the nine months ended March 31, 1999. The increase was primarily due to one additional office employee, training costs of technical writer to convert equipment manuals to CD rom, and research and development associated with the development of the Torero-Stinar equipment.

Other expenses which consist of interest expense for the nine months ended March 1, 2000, were $176,307 or an increase of 6.6%, when compared to the nine months ended March 31, 1999. The increase was due to having additional inventory on hand due to long lead times by vendors.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000
COMPARED WITH THREE MONTHS ENDED MARCH 31, 1999


Cemetery Operations:

Revenues for the three months ended March 31, 2000 were $844,032, or an increase of $129,698 or 18.1%, when compared to the three months ended March 31, 1999. The increase was primarily due to a large sale of cemetery lots to a non-profit organization.

Cost of sales in relation to sales for the three month period ended March 31, 2000 was 42.5% or a decrease of 4%, when compared to the three month period ended March 31, 1999. The decrease in cost of sales was primarily due to the large sale of cemetery lots.

Gross profit for the three months ended March 31, 2000 was $495,747 or 58.7%, an increase of 5%, when compared to the three month period ended March 31, 1999.

Selling expenses for the three months ended March 31, 2000 were $48,226 or a decrease of $24,100, when compared to the three month period ended March 31, 1999. The decrease was due to the large lot sale made by the general manager to a non-profit entity, with no commission being paid on the sale.

General and administrative for the three months ended March 31, 2000 was $137,047 or an increase of $35,299, when compared to the three month period ended March 31, 1999. The increase was due to computer consulting fees of $7,500, additional office employee of $20,000 and professional fees of $20,000.


Holdings Operations:

General and administrative for the three months ended March 31, 2000 was $72,008 or a decrease of $26,048, when compared to the three month period ended March 31, 1999. The decrease is primarily due to a decrease in professional fees.


Stinar Operations:

Revenues for the three months ended March 31, 2000 decreased $173,201 or 8%, when compared to the three months ended March 31, 1999. The decrease is due to sales mixture of equipment, with less truck mounted equipment being sold and more carts being produced in the third quarter of fiscal year 2000.

Cost of sales in relation to sales for the three months ended March 31, 2000 was 84% or a decrease of 7% when compared to the three months ended March 31, 1999. The increase was due to a 1.8% decrease in the cost of raw materials, a 3.5% decrease in labor costs, and a 2.0% decrease in subcontract costs.

Selling Expenses in relation to sales for the three months ended March 31, 2000 was 4.5% or an increase of 3.2% when compared to the three months ended March 31, 1999. The increase is primarily due to one additional salesperson.

General and administrative expenses for the three months ended March 31, 2000 was $96,104, an increase of $13,678 or 16.7%, when compared to the three months ended March 31, 1999. The increase is primarily due to 401-K plan of $6,046, and consulting fees to change the manuals from a paper copy to CD Rom of $3,960.



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


Date:  May 11, 2000