Form 10QSB/A
period 1999-09-30
OAKRIDGE HOLDINGS INC
filed 2000-08-16
CIK 73605

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



                                 Three Months Ended September 30,
                                             1999           1998
                                       ----------     ----------

Income from continuing operations      $  146,640     $  340,828

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,388,003      1,349,670

Additional common shares to be issued
assuming exercise of stock options, and
conversion of convertible debentures      702,662        747,420

Additional income from continuing
operations, assuming conversion of
convertible debentures at the beginning
of the period                             $18,117         18,117

Shares used to compute dilutive effect
of stock options and convertible
debentures                              2,090,665      2,097,090

Basic earnings per common share
from continuing operations                  $.106          $.253

Diluted earnings per common share
from continuing operations                  $.079          $.171


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