Form 10KSB
period 2000-06-30
OAKRIDGE HOLDINGS INC
filed 2000-09-27
CIK 73605

UNITED STATES
              SECURITIES AND EXCHANGE COMMISISSION
                     Washington, D.C. 20549

                           FORM 10-KSB
{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2000

{ }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from to
_

Commission file number 0-1937

                     OAKRIDGE HOLDINGS, INC.
   (Name of small business issuer as specified in its charter)

                            Minnesota
 (State or other jurisdiction of incorporation or organization)

                           41-0843268
              (I.R.S. Employer Identification No.)

      4810 120th Street West, Apple Valley, Minnesota 55124
       (Address of principal executive offices)(Zip code)

                         (612) 686-5495
        (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange
                           Act:  None

Securities registered pursuant to Section 12 (g) of the Exchange
                              Act:

             Common Stock, Par Value $.10 per share
                        (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. {X}

    The issuer's revenues for its fiscal year ended June 30, 2000 were $13,392,862.

     The aggregate market value of the voting stock held by non affiliates on September 18, 2000, was approximately $2,442,885, based on the average of the bid and asked price of such stock.

     The number of shares outstanding of Registrant's only class of common equity on September 18, 2000, was 1,391,503.

     Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format.    Yes { } No {x}





                             PART I
     CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Form 10-KSB contains certain forward looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward looking statements may be identified by their use of words such as "plans," "expects," "may," "will," "anticipates," "believes" and other words of similar meaning. Forward-looking statements may address, among other things, the Company's strategy for growth, product development, regulatory changes, the outcome of contingencies (such as legal proceedings) market position, expenditures and financial results. Forward-looking statements are based on current expectations of future events. Forward looking statements involve risks and uncertainties, and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward looking statement as a result of future events or developments.


GENERAL POINTS

In this report:

     Oakridge Holdings, Inc. and its subsidiaries, collectively, are called the "Company" or "Oakridge," unless otherwise indicated by the context. The Company has two business segments
- cemeteries and aviation ground support equipment.

     The term "operating earnings" represents revenues less all operating expenses. Operating earnings of a business segment do not include corporate interest expense, corporate income or expense, or taxes on income.

    All references to years are to fiscal years ended June 30 unless otherwise stated.





Item 1.  DESCIPTION OF BUSINESS

(a) Business Development

    Oakridge Holdings, Inc. ("OHI"), through its wholly owned subsidiaries described in this Form 10-KSB (with OHI, collectively referred to herein as the "Company"), is engaged in the following business segments:

     -    Cemeteries used for the interment of human remains
     -    Manufacturing and Marketing of Aviation Ground Support
          Equipment

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

     Together the cemeteries comprise 176.7 total acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres which contain 137,000burial plots, 975 niches and 3,190 crypts. There are approximately 35,283 burial plots, 149 niches and 342 crypts in inventory at June 30, 2000. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 24 to 32 year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. The Company also holds deeds to 188 unsold crypts located in Forest Home Cemetery in Forest Park, Illinois. Cook and DuPage Counties in Illinois serve as the principal market for the Company's services. In addition to providing interment services, burial plots and crypts, the Company operates a crematory.

     Aviation Ground Support Equipment Segment

    On June 29, 1998, the Company (through Stinar HG, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company ("Stinar")) purchased substantially all of the assets (including the right to use the Stinar name)(the "Assets") of Stinar Corporation, a Minnesota corporation ("Seller"). Until the sale of the assets to Stinar, Seller had been engaged in the manufacture and sale of aviation ground support equipment for use by airports, airlines and military bases. The Company now operates this segment under the name "Stinar".

     Principal products of Stinar include the following: truck mounted stairways and push stairs for loading aircraft; lavatory trucks and carts, water trucks and carts, and catering trucks for servicing aircraft; cabin cleaning trucks, maintenance hi-lifts, and turbo oilers for maintaining aircraft; and other custom-built aviation ground support equipment used by airports, airlines and the military. Stinar also provides limited service and repairs on equipment it sells and equipment purchased from other vendors.

      The Company acquired the Assets pursuant to an Asset Purchase Agreement between Stinar, the Seller and the shareholders of the Seller. The aggregate purchase price for the Assets consisted of: (i) $2,000,000 cash paid at closing; (ii) a promissory note issued by Stinar in the original principal amount of $200,000, payable June 30, 1999 with interest at 8.25% per annum, guaranteed by OHI; (iii) a convertible subordinated debenture of OHI in the original principal amount of $700,000, OHI has the right to pay the principal before the debenture is due or the debenture is convertible into shares of OHI's common stock at a conversion price equal to seventy-five percent (75%) of the mean between the average closing "bid" and "ask" price of OHI's common stock on each of the last five (5) full trading days immediately prior to the date the debenture is converted, with interest payable at 9% per annum on December 31 of each year it is outstanding and principal payable in annual installments of $200,000 commencing June 30, 2001 and on June 30, 2002 and 2003, with a final payment of principal on June 30, 2004, guaranteed by OHI; and (iv) aggregate payments under two contracts for deed pursuant to which Stinar will pay the Seller and two of its shareholders principal of $1,400,000 over seven years from the closing date, with equal installments of principal and interest (at the rate of 8.25%) payable monthly. In addition to the foregoing payments, Stinar assumed debt of the Seller in the amount of approximately $2,830,000. The source of the $2,000,000 cash paid by Stinar at the closing was income from the Company's operations, a $3,000,000 credit facility extended to Stinar by Associated Bank, and the sale of convertible subordinated debentures by the Company.

    In connection with the Asset acquisition, Stinar entered into employment agreements with Randy and Gary Stinar, shareholders and former employees of the Seller. The terms and conditions of their employment were substantially similar to the terms and conditions of their employment with Seller. Randy Stinar terminated his employment with Stinar during 1998 and Gary Stinar renewed his employment contract through June 30, 2001 and continues to be employed as Vice-President of International sales.

     Stinar sells its products to airports, airlines, and government and military customers in the United States, where domestic sales comprise approximately 52%, government and military customer's 21% and international 33% of its annual revenues.

     Financial Information About Industry Segments

     The following table summarizes the assets, revenues and operating results attributable to the Company's two industry segments for the date and periods indicated. Other financial information about the Company's business segments appears in Item 6, Management's Discussion and, and in Item 7, Financial Statements.

For the fiscal years ended June 30,         2000          1999

Revenues:
(1)  Aviation                        $10,533,253    $9,618,837
(2)  Cemetery                          2,859,609     2,790,195

Operating profit or loss:
(1)  Aviation                           $(99,731)     $140,827
(2) Cemetery                             782,657       877,801

Identifiable assets:
(1)  Aviation                        $11,818,097    $5,408,274
(2)  Cemetery                          3,393,904     3,072,662



     Certain Important Factors-Government

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

     Under Illinois law, the Company is required to place a portion of all sales proceeds of cemetery lots, niches and crypts in a trust fund for perpetual care of the cemeteries. Pursuant to these laws, the Company deposits 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of crypt spaces and niches into a perpetual care fund. Earnings from these funds are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs. The Company's perpetual care funds balance as of June 30, 2000 was approximately $4,238,580

     The Company has a "pre-need" trust account representing revenues received by the Company for the purchase of vaults and interment services prior to the death of the purchaser. The market value of the pre-need trust as of June 30, 2000 was approximately $859,366. The trust is administered by Access Financial Group, Inc., through a master trust with the Illinois Cemetery Association.

     Stinar is required to comply with competitive bidding and other requirements in cases where it sells to local, state and federal governmental customers. The costs and effects of complying with these requirements do not have a material impact on the financial results of the Company.


     COMPETITION

     Success of competition in Oakridge's business segments includes price, service, location, quality and technological innovation. Competition is strong in all markets served.

     CEMETERY OPERATIONS. The Cemetery Operations compete with other cemeteries in Cook and DuPage Counties in Illinois. Competitive factors in the cemetery business are primarily predicated on location, convenience, service, and heritage. Decisions made by customers are only minimally influenced by pricing. There are virtually no new entrants in the markets served by the Company as the cost of acquiring sufficient undeveloped land and establishing a market presence necessary to commence operations is prohibitive.

     STINAR CORPORATION. The aviation ground support equipment business is extremely fragmented and diverse. The Company estimates that there are approximately twenty-five companies operating in the United States in the business of manufacturing equipment similar to those manufactured by Stinar. The purchasers of the types of equipment manufactured by Stinar tend to be longstanding, repeat customers of the same manufactures, with quality, reliability, pricing, warranties, after market service and delivery being the key factors cited by customers in selecting an aviation ground support equipment supplier. Accordingly, while the market for Stinar equipment is competitive, Stinar's reputation for quality and reliable equipment and the industry's familiarity with Stinar puts it on equal footing with most of its competitors.

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

     Neither of Oakridge's business segments generally extends long-term credit to customers. However, the Company's aviation ground support equipment segment may in the future periodically facilitate leasing arrangements through unaffiliated companies for the financing of aviation ground support equipment to airline customers. In certain instances, the Company has provided, and can be expected to continue to provide limited recourse to such unaffiliated companies in the event of customer default, although the Company believes that the potential liability from the recourse is immaterial to the Company as a whole. The Company believes this credit policy, as well as its working capital requirements, do not materially differ from those of its competitors.

     Stinar's sales to customers outside the United States represented approximately 33% percent of consolidated net sales in 2000. Products are manufactured and marketed through the Company's sales department and sales representatives around the world. For additional information, see discussions of individual business segments included below; under Item 6, Management's Discussion and Analysis; and Item 7, Note 16 of the Notes to Consolidated Financial Statements.


     OTHER BUSINESS INFLUENCES

     CEMETERY OPERATIONS. The Cemetery Operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to any understanding of Company's business.

     STINAR CORPORATION. While there is no reliable historical information for Stinar to identify specific trends (except for two years of operations), the Company believes that its reliance on customers in the U.S. commercial aviation business exposes Stinar to the cyclical nature of the airline industry. In the event of a downturn or recession in the airline business, world commercial air carriers would be more likely to curtail purchases of capital equipment of the kind manufactured by Stinar. In addition, government budget decisions and world politics will affect sales to military purchasers both domestically and internationally.

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

     The Company does not believe that the present overall rate of inflation will have a significant impact on the business segments in which it operates. However, a worldwide general sales decline in aviation ground support equipment on a global basis (caused by recessions, airline employees or truck manufacturers' strikes and increases in fuel costs) has had a negative effect on operating results, and this trend is expected to continue.

     While future economic events cannot be predicted, the Company believes its current operations and future expansion plans will not significantly change its risk profile.


     EMPLOYEES

    As of June 30, 2000, the Company had 137 full time and 11 part time or seasonal employees. Of these, the Company employed 117 full-time employees in the aviation segment and 20 full-time and 11 part-time or seasonal employees in the cemeteries segment.

     The cemetery segment employees are represented by local #1, of the Services Employees International Union, AFL-CIO, whose contract expires February 28, 2005.

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

     During 2000, the Company did not incur any expenses for environmental remediating and a total of approximately $228,000 has been spend in prior years in remediating conditions at the Cemetery Operations. In fiscal year 1997 the Company was notified by the Illinois Environmental Protection Agency ("Illinois EPA") that the environmental work conducted at the Cemetery Operations may not have been in full compliance with its guidelines. The Company responded to the Illinois EPA with a work plan that will require the expenditure of additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the Illinois EPA. Additional costs beyond the $28,500 accrued for at June 30, 2000 may be incurred; however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has Illinois EPA approval. Accordingly, the Company has made no provision for reimbursements. The Company is not aware of any other environmental issues affecting the Cemetery Operations.

     STINAR CORPORATION. The Assets purchased by Stinar from the Seller included a 43,271 square foot manufacturing facility located on approximately 7.875 acres of land (the "Stinar Facility") located in Eagan, Minnesota, a suburb of St. Paul, Minnesota. Prior to the acquisition of the Stinar Facility, Stinar and the Company obtained a Phase I environmental assessment of the Stinar Facility. This Phase I environmental assessment suggested the need for additional study of the Stinar Facility. In addition, the Phase I assessment suggested that certain structural improvements be made to the Stinar Facility. Accordingly, two additional Phase II environmental assessments were performed and revealed the presence of certain contaminants in the soil around and under the building located on the Stinar facility.

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



                     REAL ESTATE DEVELOPMENT

APPLE VALLEY, CALIFORNIA RAW LAND

     On May 22, 2000, the Company acquired 4.5 acres of raw land in Apple Valley, California in exchange for the full and final settlement of the judgment against the former chairman of the board. The appraised value of the land was $140,000, with the Company contributing $37,527.


ITEM 2:  DESCRIPTION OF PROPERTIES.

    The Company's principal executive offices are located at 4810 120th Street West, Apple Valley, Minnesota and are leased month to month. Total rental space is approximately 300 square feet, condition is excellent, and cost is $100 per month. There are no plans for renovation or improvement to the rental space. The property is adequately insured.

    The cemetery segment's principal properties are located at Roosevelt Road and Oakridge Ave, Hillside, Illinois. The two business segments comprise 176.7 acres of real estate, of which
12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The business segments have two mausoleums, an office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair to excellent shape and the mausoleum for Glen Oak Cemetery is poor and will require approximately $350,000 of repairs. All other buildings are in fair shape and will require minimum repairs in the future. The cemetery segments are subject to a mortgage in the principal amount of $560,370. See Financial Statements, beginning on page F-1 for payment details.

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


ITEM 3:  LEGAL PROCEEDINGS

     The Company is from time to time involved in litigation incidental to the conduct of its businesses. There is no material pending, or threatened legal, governmental, administrative or other proceeding to which the Company is a party or of which any of its property is the subject.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The shareholders approved the 1999 Stock Incentive Awards Plan (the "1999 Plan") on February 22, 1999, at the annual meeting of shareholders. The purpose of the 1999 Plan is to attract and retain persons of ability to perform services for the Company and to provide an equity incentive to such individuals who contribute to the overall success of the Company. The Company has reserved a maximum of 175,000 shares of common stock for issuance under the 1999 plan. The Company, in fiscal year 2000, issued 7,000 stock options to key employees.


                         PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS

(a) Market Information.

    Trading in the Company's common stock is in the over the counter market, primarily through listings in the National Quotation Bureau "pink sheets", although the market in the stock is still not well established. The table below sets forth the range of bid and asked prices for the two most recent fiscal years. Prices used in the table were reported to the Company by National Quotation Bureau, Inc. These quotations represent inter dealer prices, without retail markup or commission, and may not necessarily represent actual transactions.

                           FISCAL YEAR

                        2000                1999

First Quarter       $2.31 - 7.00        $1.59 - 3.50

Second Quarter       1.75 - 4.75         1.75 - 4.50
Third Quarter         .75 - 2.25         2.63 - 4.00
Fourth Quarter        .88 - 1.97         2.06 - 4.25


     In July 1998 the Company sold 40,000 shares of unregistered common stock to a director of the Company at a purchase price of $2.00 per share resulting in net proceeds to the Company. The common stock was issued in reliance on an exemption provided in
Section 4 (2) of the Securities Act of 1933.

     In fiscal 1999, the Company issued a total of 15,000 shares of unregistered stock value at $2.50 to $3.00 per share to one officer and two employees for employment signing bonuses.




(b) Holders.

     As of September 18, 2000, the number of holders of record of the Company's common stock was 1802.

(c) Dividends.

     The Company has never paid dividends on it common stock and does not anticipate paying dividends on its common stock in the foreseeable future due to bank borrowings covenants.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS

                           Fiscal 2000

                 Liquidity and Capital Resources

      The Company relies on cash flow form its two business segments to meet operating needs, debt and funding capital requirements. Cemetery operations have provided sufficient cash during the past six years to support day-to-day operations, current debt service, capital expenditures, and cash to assist in the acquisition of the assets of Stinar. The Company expects that the cemetery operations and Stinar will provide sufficient cash during the next five years to cover all debt requirements and operational needs.

    Stinar has a $2,300,000 line of credit to fund operations and capital expenditures. The line of credit will expire on November 2, 2000 and per discussions with the bank it is expected to be extended to November 2, 2001 and increased to $4,000,000.

     The cemetery has a line of credit for $225,000 to meet any uncertainties that could materially affect liquidity. This line of credit is secured by the assets of the cemetery and matures November 1, 2000. The Company believes that the present line of credit will be extended for another year to November 1, 2001.

    There are no expected changes in the number of full time, part time or seasonal employees by the cemetery operations. However, Stinar anticipates hiring an additional 20 full time employees for production, and a controller and senior buyer in fiscal year 2001.

     The Cemetery operation and Stinar had a five-year plan for capital expenditures in 1998 for $2,600,000. The Company is on target at the end of fiscal year 2000.

    The Cemetery operations' capital expenditures will be approximately $900,000 under the five-year plan. The funds will be expended for road improvements, increased inventory of niches and crypts in the mausoleum and outdoors, computer software and hardware equipment, and grounds keeping equipment. The Cemetery capital expenditures for fiscal year 2000 were $351,656, or the first two years of the five-year plan totaled $619,290. Expenditures for fiscal year 2000 were for the following: $40,187 for a dump truck, $257,781 for sewers and repaving of cemetery roads, $28,282 for office equipment and computer software, $3,640 for new steam pipes for the boiler room in the mausoleum and $21,766 for various equipment.

    Stinar capital expenditures will be approximately $1,700,000 under the five-year plan. The funds will be expended for improvement and repair of the manufacturing plant, office and manufacturing equipment, upgrade of the administrative offices, and computer software and hardware. Stinar's capital expenditures for fiscal year 2000 or the second year of the plan were $215,040, and the first two years of the five-year plan totaled $726,863. These funds in fiscal year 2000 were spent on the following: $28,037 for building improvements which consisted of garage doors and electrical work, $158,629 for various machinery and equipment, $5,239 for office equipment, and $23,135 for software and hardware computer equipment.



                      RESULTS OF OPERATIONS

                       CEMETERY OPERATIONS

    In fiscal year 2000, cemetery revenues increased $69,414 or 2.5% over fiscal year 1999. The cemetery did experience a $107,624 increase, or 27.6%, in cemetery space revenue due to a one time sale to a non-profit organization. The increase was offset by decreases in sales of foundations (7%), grave boxes (2%), interment fees (6%), vault sealing fees (42%), mausoleum sales (13%), and cremation fees (17%). These decreases are attributable to a decrease in at need cases of approximately 10%. Trust and interest income increased $23,241 or 12%.

     Operating expenses in fiscal year 2000 increased $75,034 or 5%, but cost of goods sold in relation to sales increased 1.6% over fiscal year 1999. The increase was due to higher labor costs, increased medical and dental insurance benefits for the employees, higher utilities expense and increased costs of fuel.

     Gross profit decreased from 50.8% in fiscal year 1999 to 50.2% or .6% in fiscal year 2000. The decrease was due to revenue mix and increased costs of fuel, utilities and labor.

     Selling expenses decreased $15,434, or 7.2%, for the fiscal year 2000, compared to fiscal year 1999. The decrease was due to no payment of sales commission on the non-profit sale of cemetery space by the general manager.

     General and Administrative expenses increased $23,863, or 5.2%, for the fiscal year 2000 compared to fiscal year 1999. The increase is attributed to changing of computer software and related consulting fees of $6,000, and increased costs of labor of $31,981. The increased costs were reduced by a decrease in professional fees of $7,000, a decrease in telephone expense of $3,000, a decrease in entertainment expenses of $2,000, and a reduction of miscellaneous items of $2,000.



                             STINAR

     In fiscal year 2000, Stinar revenue increased $914,416, or 9.5%, over fiscal year 1999. The increase is due to the final year of a three-year contract with the United States Air Force to manufacture loading stairs. During fiscal year 1999, no funds were appropriated for this contract; therefore, during fiscal year 2000 and 2001 this contract will complete the second and third year of the contract.

     Operating expenses in fiscal year increased $968,537, or 10%, but cost of goods sold in relation to sales only increased 1.5% over fiscal year 1999. The greatest increase was due to higher labor costs (caused by overtime due to lack of a trained workforce and increase in wages to retain and hire qualified personnel), increased medical and dental costs of 40%, and a utilities increase of 25%.

     Gross profit increased from 8.9% in fiscal year 1999 to 9%, or .1% in fiscal year 2000.

     Selling expenses decreased $22,160, or 4.8%, for the fiscal year 2000, compared to fiscal year 1999, due to lower travel and show expenses.

     General and administrative expenses increased $106,327, or 38.7%, for the fiscal year 2000 compared to fiscal year 1999. The increases was primarily due to the following; $17,000 consulting fees to train personnel, $73,036 for research and development of a new line of equipment, and $41,020 in contributions to the new 401-k plan.

     Interest expense increased $102,497, or 44%. This was due to a higher debt balance to finance a larger truck inventory caused by Ford Motor not delivering 20 trucks per month, but shipping all 200 trucks at one time.


                       HOLDING OPERATIONS:

    In fiscal year 2000, other income increased $50,840, or 88%, over fiscal year 1999. Other income consisted of primarily of partial settlements with prior board members.

    General and administrative expenses in fiscal year 2000 decreased $35,723 or 15% in comparison to the prior fiscal year 1999. The decrease is due to a decrease of $27,550 in officer's salaries, and a reduction of shareholders meeting expenses of $7,659.

    Interest expense in fiscal year 2000 increased $7,045, or 4% in comparison to prior fiscal year 1999. The increase is due to increase in line of credit balance during last quarter to assist
Stinar's cash flow.

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

     Stinar has secured a $3,000,000 line of credit to fund operations and capital expenditures

    The cemetery has secured a line of credit for $225,000 to meet any uncertainties that could materially affect liquidity.
This line of credit is secured by assets of the cemetery.

    There are no expected changes in the number of full time, part time or seasonal employees by the Cemetery operation.
However, Stinar anticipates hiring an additional 15 full time employees for production, and a chief financial officer in fiscal year 2000.

     The cemetery operation and Stinar had a five-year plan for capital expenditures in 1998 for $2,600,000. The Company believes this plan is appropriate and the Company is on target at the end of fiscal year 2000.

     The cemetery operations' capital expenditures will be approximately $900,000 under the five-year plan. The funds will be expended for road improvements, increased inventory of niches and crypts in mausoleum and outdoors, grounds keeping equipment, and a new computer software and hardware system. The Cemetery capital expenditures for fiscal year 1999 or the first year of the five-year plan were $267,634. These funds were spent on the following: $64,290 for software programs and hardware (compliance with the year 2000), $26,826 for tools and implements for the grounds, $129,251 on sewers and repaving of cemetery roads, $43,056 to replace three ground vehicles being retired, and $4,211 for new cemetery signs and flags.

     Stinar's capital expenditures will be approximately $1,700,000 under the five-year plan. The funds will be expended for improvements and repairs of the manufacturing plant, office and manufacturing equipment, upgrade administrative offices, computer software and hardware, and vehicles. Stinar capital expenditures for the first year of the five-year plan were $511,823. The funds were spent on the following: $18,961 for a snow plow truck and work on the semi-truck, $43,563 for computer stations, software and network equipment, $48,860 for shop equipment with the majority of the costs going for a steel saw, $23,763 for office equipment and furniture, and $375,676 for building improvements. The building improvements breakdown are:
$67,900 for light fixtures, $106,096 for make up air units and infrared heaters, $78,932 for grinding and paint booths upgrades, and $122,748 for electrical equipment and upgrading. Most funds expended for the building brought the building up to code regulations and safety standards with all federal and state agencies.


                      RESULTS OF OPERATIONS

                       CEMETERY OPERATIONS

     In fiscal year 1999, cemetery revenue increased $22,981, or .8%, over fiscal year 1998. The Company did experience a
$105,000 increase, or 4.1%, in funeral service revenues due to an increase in at-need cases handled of approximately 9% over fiscal year 1998. The increase was offset by a decrease of $61,000, or 2.4%, in sales of monuments and memorials, primarily attributable to one very large memorial sale in fiscal year 1998, and a $18,216 decrease in trust and interest income from 1998. The decrease is due to a decrease in investment returns on taxable bond funds.

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

     Manufacturing sales in fiscal year 1999 were $9,618,837: the sales makeup was 35% to United States Government entities, 20% to international airlines, and 45% to commercial airlines.

     Cost of sales in relation to sales was 88%, with raw materials being 49%, labor and benefits being 27%, and remaining
12% being utilities, shop supplies, freight, insurance and miscellaneous expenses.

    Selling expenses in relation to sales was 5% or $459,834, with sales salaries, sales representatives commissions and related benefits 78%, advertising in trade magazines 11%, show expense 4%, travel and miscellaneous 7%.

     General and administrative expense in fiscal year 1999 was $352,768 or 4% in relation to sales. Salaries and benefits 35%, real estate taxes 16%, professional fees 15%, network consulting fees 3% and various other expenses 31%.

     Other expenses, which consist of interest expense, were $231,208. This was due to mortgage payment on land and building, sellers note, and bank debt.


                       HOLDING OPERATIONS:

     Other income of $57,589 in fiscal year 1999 consisted primarily of partial settlements with prior board members.

     Operating expenses in fiscal year 1999 decreased approximately $50,000 or 17% in comparison to the prior fiscal year 1998. The decreases are due to decrease in officer's wages of $17,500, professional fees of $24,000, and lower operating costs of approximately $9,000.

     Interest expense in fiscal year 1999 increased $89,746 in comparison to prior fiscal year 1998. The increase is due to the debentures sold to assist in the acquisition of Stinar.




ITEM 7:  FINANCIAL STATEMENTS.

     The financial statements of the Company for the fiscal years ending June 30, 2000 and 1999, located at Item 13, F-1, are incorporated herein.



ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.         None





                            PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

     Directors hold office for a one-year term or until there successors are duly elected and qualify. Each director of the Company has served continuously since the year indicated below. The age as of September 18, 2000 and principal occupation or employment of all directors and executives are set forth below.

     Robert C. Harvey, (49), has been a Director, Chairman of the
Board, CEO/CFO of Stinar Corporation, President of the Cemeteries and sole director of the two business segments.

     Robert B. Gregor, (48), Secretary and Director since 1993, Vice-President of Marketing and Sales at Stinar Corporation since 1999 and Officer of the two cemeteries since 1993. From 1993 to 1998, Mr. Gregor was the Senior Account Executive of E.F Johnson Co.

     Hugh H. McDaniel, (60), Director since 1992. Mr. McDaniel has been a residential real estate broker since 1973.

       Marie Leshyn, (48), CFO/General Manager of Cemetery operations since 1993.



ITEM 10:  EXECUTIVE COMPENSATION


                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation    Long Term Compensation
                                                                    Awards      Payouts

--------------------------------------------------------------  -------------------------

Name and                                          Other Annual
Principal Position     Year    Salary    Bonus    Compensation
---------------------  ---------------------------------------  -------------------------
Robert C. Harvey(1)    2000  $112,500  $10,000          $4,248
Chairman of the Board  1999   $90,000  $50,000
     and
Chief Executive Officer


Robert B. Gregor       2000   $91,350                     $420
Secretary and          1999   $45,000  $13,750
Vice-president


Marie Leshyn           2000   $84,140  $42,377          $9,200
CEO of Cemetery        1999   $79,310  $38,819          $9,200




(1) Mr. Harvey was employed by the Company as Chairman of the Board and Chief Executive Officer in November 1992.




                           OPTION GRANTS AND EXERCISES

The following table summarizes options granted to Named Executive Officer during 2000 and 1999.

                        Option Grants in Last Fiscal Year

                                Individual Grants


                  Numbers of Securities  % of Total Options    Exercise or
                  Underlying options(1)  Granted to Employees  Base Price   Expiration
Name              Granted                in Fiscal Year        ($/SH)       Date
----------------  ---------------------  --------------------  -----------  ----------
Robert C Harvey
2000
1999
1998                   40,000(2)                100.0%            $0.38     06/30/2001

Robert B. Gregor
2000                    5,000                    71.4%            $2.00     01/01/2005

Marie Leshyn
2000                    2,000                    28.6%            $2.30     07/01/2004





(1) All the options granted to Mr. Harvey was granted pursuant to his employment contract.
Options are exercisable so long as Mr. Harvey remains in the employ of the Company.

(2)  These options were granted on June 30, 1998 and are fully vested.


                      EMPLOYMENT AGREEMENT

     During fiscal year 1999, the Company entered into employment agreements with certain individuals that expire in 2001 through 2004. The agreements provide for annual stock options to be granted on the respective anniversary dates for a total of 7,000 shares in 2000 and 2001, and 2,000 shares in 2002, 2003, and 2004. The options are exercisable upon issuance at fair market value at date of grant.


                    COMPENSATION OF DIRECTORS

     Directors who are not salaried employees of the Company are paid $500 as an annual director's fee plus a fee of $200 per meeting attended. Directors are also reimbursed for travel and lodging expenses as appropriate. There was one board of directors' meeting by telephone and one director received $700 for this meeting.

     On May 18, 1990, the Board of Directors approved a nonqualified stock option plan for outside directors. Under the plan, each outside director received options to purchase 3,500 shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. These stock options are exercisable for a period of ten years from the grant date for active board members or for a period of twelve months from the date of termination for former board members. The Company reserved 21,000 shares of common stock for issuance under the plan, and 14,000 shares are available for issuance.




ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table contains information as of June 30, 2000, concerning the beneficial ownership of the Company's common shares by Mr. Robert C. Harvey, each director, by all directors and officers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common shares.

Name of Individual
or Persons in Group         Number of Shares(a)      % of Class

-----------------------     ------------------       ----------
Robert C. Harvey                 411,329(b)              24.9%
4810 120th Street West
Apple Valley, MN  55124

Robert B. Gregor                 197,689(c)              12.0%
844 Oriole Lane
Chaska, MN  55337

Hugh McDaniel                      5,100                   .3%
4090 Mission Blvd.
San Diego, CA  92109

All officers and Directors       614,118                 37.2%
as a Group (3 persons)

Jerry R. Kenline and             225,000(d)              13.6%
Linda L Kenline
5535 Waterford Circle
Shorewood, MN 55331



(a) Unless otherwise noted, all shares shown are held by persons possessing sole voting and investment power with respect to such shares.

(b) Includes 50,307 held by Mr. Harvey's wife and children to which Mr. Harvey may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition, 150,000 of the 411,329 share total listed in the table are shares that could be acquired upon exercise of an option and the conversion of a convertible subordinated debentures. In addition, 10,000 shares are held jointly by Mr. Harvey and his wife.

(c) Includes 8,125 shares held by Mr. Gregor's wife and children to which Mr. Gregor may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition, 112,564 shares are held jointly by Mr. Gregor and his wife. Also, 30,000 of the 197,689 shares total listed in the table are shares that could be acquired upon exercise of an option and the conversion of the convertible subordinated debenture.

(d) 75,000 of the 225,000 shares total listed in the table are shares that could be acquired upon the conversion of the convertible subordinated debenture.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the years ended June 30, 2000 and 1999, amounts paid for compliance services to entities elated to the chief executive officer were $16,187 and $13,715 respectively. In the fiscal year 1999, a director was repaid $30,000 advanced by him during 1998 and 40,000 shares of common stock were sold out of treasury for $80,000. In fiscal year 1999 the Vice-President of Manufacturing of Stinar was terminated. To settle his termination, he demanded that his debenture be repurchased for $100,000 plus interest. Mr. Harvey and Mr. Gregor each purchased $50,000 of the debenture and paid the interest due on the debenture.



Item 13:  EXHIBITIS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

                      FINANCIAL STATEMENTS

(a) The following documents are filed or incorporated by reference as part of this Form 10-KSB.

1.   The following consolidated financial statements of Oakridge
Holdings, Inc. and Subsidiaries, together with the Independent
Auditors Report are filed in this report at Item 13, F-1.

Independent Auditor's Report

Consolidated Balance Sheets as of June 30, 2000 and 1999

Consolidated Statements of Operations for Years Ended June 30,
2000 and 1999

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended June
30, 2000 and 1999

Notes to Consolidated Financial Statements


                        EXHIBIT SCHEDULE:

2.    The schedule of exhibits required to be furnished by Item
601 of Regulations S-B is as follows:

3(i)  Amended and Restated Articles of Incorporation as amended
      (1)
3(ii) Amended and Superseding By-Laws as amended (1)

10(a) Outside Directors Non-Qualified Stock Option Plan (1)

10(b) Robert C. Harvey Employment Agreement (1)

10(c) Loan Documents for line of credit (2)

10(d) Subordinated Debenture Agreement (1)

10(e) Loan documents for Mortgage Note Payable (2)

10(f) Marie Leshyn Employment Agreement (3)

10(g) Robert Gregor Employment Agreement (3)

21    Subsidiaries of Registrant. (3)

22    1999 Stock Incentive Award Plan (3)

27    Financial Data Schedule



(1)   Filed as exhibit to Form 10-KSB for fiscal year ended June
      30, 1997

(2)   Filed as exhibit to Form 10-KSB for fiscal year ended June
      30, 1998

(3)   Filed as exhibit to Form 10-KSB for fiscal year ended June
      30, 1999





(b) No reports of Form 8-K were filed during the first quarter of the period covered by this report.






F-1


            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 2000 AND 1999




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








To the Board of Directors and Stockholders
Oakridge Holdings, Inc. and Subsidiaries
Apple Valley, Minnesota


INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






Edina, Minnesota
September 8, 2000








            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS



                                                 June 30,
                                         ----------  ----------
                                               2000        1999
                                         ----------  ----------
ASSETS
Current assets:
Cash and cash equivalents                  $902,201    $950,907
Receivables:
Trade, less allowance for doubtful        3,206,367   1,578,822
accounts of $24,000 in 2000 and $33,000
in 1999
Trust income                                 19,750       9,425
Other                                        24,200     132,500
Inventories:
Production                                6,397,151   1,854,221
Cemetery and mausoleum space available      629,045     634,887
for sale
Markers, urns and flowers                    21,259      20,367
Deferred income taxes                       146,000     102,000
Other current assets                         60,500      36,514
                                         ----------  ----------

Total current assets                     11,406,473   5,319,643
                                         ----------  ----------
Property and equipment                    4,793,397   4,387,570
Less accumulated depreciation            (1,637,750) (1,539,730)
                                         ----------  ----------
                                          3,155,647   2,847,840
                                         ----------  ----------

Other assets:
Investment in land                          140,000           -
Other                                        52,813      64,537
                                         ----------  ----------
                                            192,813      64,537
                                         ----------  ----------
                                        $14,754,933  $8,232,020
                                         ==========  ==========





                                                 June 30,
                                         ----------  ----------
                                               2000        1999
                                         ----------  ----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable - bank                     $2,195,003  $1,346,556
Notes payable other                               -      30,155
Accounts payable trade                    5,158,604     601,186
Deferred revenue                            551,210     507,711
Accrued liabilities                       1,078,438     855,052
Current maturities of long-term debt        318,737      76,032
                                         ----------  ----------

Total current liabilities                 9,301,992   3,416,692
                                         ----------  ----------

Long-term debt                            3,406,838   3,044,075
                                         ----------  ----------

Commitments and contingencies                     -           -
                                         ----------  ----------

Total liabilities                        12,708,830   6,460,767
                                         ----------  ----------

Stockholders' equity:
Preferred stock, $.10 par value,
1,000,000 shares authorized; none
issued                                            -           -
Common stock, $.10 par value, 5,000,000
shares authorized; 1,391,503 and
1,388,003 shares issued and outstanding
in 2000 and 1999, respectively              139,151     138,801
Additional paid-in capital                2,017,775   2,017,250
Accumulated deficit                        (110,823)   (384,798)
                                         ----------  ----------

Total stockholders' equity                2,046,103   1,771,253
                                         ----------  ----------
                                        $14,754,933  $8,232,020
                                         ==========  ==========





            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS




                                           Years Ended June 30,
                                         ----------  ----------
                                               2000        1999
                                         ----------  ----------
Net sales                               $13,392,862 $12,409,032

Cost of good sold                        10,913,690   9,802,382
                                         ----------  ----------

Gross margin                              2,479,172   2,606,650
Selling, general and administrative
 expenses                                 1,708,309   1,729,565
                                         ----------  ----------

Income from operations                      770,863     877,085
                                         ----------  ----------

Other income (expense):
Interest expense                           (501,361)   (392,970)
Interest income                              12,915      13,945
Other, net                                  131,558     172,097
                                         ----------  ----------

Total other income (expense)               (356,888)   (206,928)
                                         ----------  ----------

Income before income taxes                  413,975     670,157
Income taxes                                140,000     182,000
                                         ----------  ----------

Net income                                 $273,975    $488,157
                                         ==========  ==========


Basic net income per share                    $ .20       $ .36
                                         ==========  ==========

Diluted net income per share                  $ .16       $ .29
                                         ==========  ==========



                     OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2000 AND 1999

                                          Common Stock           Additional
                                       --------------------        Paid-In      Accumulated
                                        Shares       Amount        Capital       Deficit        Total


BALANCE, June 30, 1998               1,309,670     $130,968     $1,940,500      $(872,955)    $1,198,513

Issuance of common stock for cash       40,000        4,000         76,000              -         80,000

Issuance of common stock for services   15,000        1,500         41,000              -         42,500

Retirement of common stock             (16,667)      (1,667)       (46,250)             -        (47,917)

Exercise of stock options               40,000        4,000          6,000              -         10,000

Net income                                   -            -              -        488,157        488,157
                                     ---------     --------     ----------      ---------     ----------
BALANCE, June 30, 1999               1,388,003      138,801      2,017,250       (384,798)     1,771,253

Exercise of stock options                3,500          350            525              -            875

Net income                                   -          -                -        273,975        273,975
                                     ---------     --------     ----------      ---------     ----------
BALANCE, June 30, 2000               1,391,503     $139,151     $2,017,775      $(110,823)    $2,046,103
                                     =========     ========     ==========      ==========    ==========


            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                           Years Ended June 30,
                                         ----------  ----------
                                               2000        1999
                                         ----------  ----------

Cash flows from operating activities:

Net income                                 $273,975    $488,157
Adjustments to reconcile net income to
net cash flows from operating
activities:
Depreciation and amortization               264,995     217,332
Deferred income taxes                       (44,000)    143,000
Common stock received in settlement               -     (47,917)
Land received in settlement                (103,000)          -
Gain on condemnation                              -    (132,500)
Loss on disposal of equipment                     -       4,500
Compensation expense common stock                 -      42,500
Receivables                              (1,529,570)    979,145
Inventories                              (4,537,980)  1,007,846
Other assets                                (18,368)    (35,134)
Accounts payable trade                    4,557,418    (349,605)
Deferred revenue                             43,499      55,050
Accrued liabilities                         223,386    (550,203)
                                         ----------  ----------

Net cash flows from operating activities   (869,645)  1,822,171
                                         ----------  ----------

Cash flows from investing activities:

Purchases of property and equipment        (566,696)   (779,457)
Investment in land                          (37,000)          -
                                         ----------  ----------

Net cash flows from investing activities   (603,696)   (779,457)
                                         ----------  ----------

Cash flows from financing activities:

(Increase) decrease Change in notes         848,447    (718,444)
payable  bank
Principal payments on long-term debt and   (124,687)   (286,821)
other notes payable
Proceeds from issuance of long-term debt    700,000           -
Proceeds on exercise of stock options           875      10,000
Proceeds from issuance of common stock            -      80,000
                                         ----------  ----------

Net cash flows from financing activities  1,424,635    (915,265)
                                         ----------  ----------

Net change in cash and cash equivalents     (48,706)    127,449
Cash and cash equivalents, beginning of
Year                                        950,907     823,458

                                         ----------  ----------

Cash and cash equivalents, end of year     $902,201    $950,907
                                         ==========  ==========



Supplemental Disclosure of Cash Flow Information:

Cash paid during the years for:

Interest                                  $460,574     $328,119

Income taxes                              $ 87,000     $  2,000








1.   Summary of Significant Accounting Policies

Nature of Business

The Company is a Minnesota corporation organized on March 6, 1961. The Company operates two cemeteries in Illinois. The cemetery operations routinely grant credit to pre-need customers, substantially all of whom are in the Chicago area. On June 29, 1998, the Company acquired the net assets of an aviation ground support equipment business. The business designs, engineers and manufactures aviation ground support equipment serving businesses domestically and internationally.

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

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes relate to differences between the financial and tax bases of certain assets and liabilities. The significant temporary differences relate to fixed assets, valuation allowances, inventories and certain accruals. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company generally does not require collateral for its trade accounts receivable. At June 30, 2000, two customers accounted for approximately 25.4% of the accounts receivable balance.

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

Recently Issued Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board amended SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect SFAS Nos. 133 and 137 to materially affect its financial position or results of operations.


2.   Inventories

Production inventories consisted of the following:

                                               2000        1999
                                         ----------  ----------

Finished goods                             $946,038    $170,173
Work-in-progress                          2,156,847     945,782
Raw materials and trucks in stock         3,294,266     738,266
                                         ----------  ----------
                                         $6,397,151  $1,854,221
                                         ==========  ==========

Inventories of cemetery and mausoleum space available for sale consisted of the following:

                                               2000        1999
                                         ----------  ----------
Cemetery space                             $503,794    $521,783
Mausoleum space                             125,251     113,104
                                         ----------  ----------
                                           $629,045    $634,887
                                         ==========  ==========

3.   Property and Equipment

Property and equipment consisted of the following:

                                               2000        1999
                                         ----------  ----------
Land                                       $450,000    $450,000
Land improvements                           675,125     417,344
Building and improvements                 1,826,730   1,798,692
Vehicles                                    332,023     291,836
Equipment                                 1,509,519   1,429,698
                                         ----------  ----------
                                         $4,793,397  $4,387,570
                                         ==========  ==========

Depreciation charged to operations was $258,889 in 2000 and $212,327 in 1999.



4.   Accrued Liabilities

Accrued liabilities consisted of the following:

                                               2000        1999
                                         ----------  ----------
Salaries and payroll taxes                 $314,723    $375,657
Perpetual care trust funds                  172,337     212,781
Customer deposits                            83,605      25,248
Marker and inscription costs                 81,304      79,876
Interest                                    105,638      64,851
Income taxes                                136,000      39,000
Environmental costs                          28,500      28,500
Other                                       156,331      29,139
                                         ----------  ----------
                                         $1,078,438    $855,052
                                         ==========  ==========

5.  Notes Payable Bank

The Company has a $225,000 line-of-credit of which $19,997 was unused and available at June 30, 2000. Interest is payable monthly at the prime rate (9.5% at June 30, 2000). The note is secured by the assets of a wholly-owned subsidiary and matures November 1, 2000.

The Company has two lines-of-credit totaling $2,300,000, of which $1,990,000 was outstanding at June 30, 2000. At June 30, 2000, $10,000 was unused and available and $300,000 was unused and available for the issuance of letters of credit. Advances on the $2,000,000 line-of-credit are based on 80% of eligible accounts receivable, plus 75% of the eligible truck, work-in-process and finished goods inventory, plus 50% of the eligible raw materials inventory. Interest is payable monthly at the bank's reference rate plus .75% (10.25% at June 30, 2000.). The note matures November 2, 2000, and is secured by the assets of the Company's wholly-owned subsidiary, Stinar HG, Inc., and by assignment of life insurance policies.


6.   Finance Company

A finance company finances a subsidiary's truck purchases, which are used in the production of aviation ground support equipment. At June 30, 2000, approximately $2,970,000 of truck inventory is financed with interest at 8.5%. The financing is secured by truck inventory.


7.   Long-Term Debt

Long-term debt consisted of the following:

                                               2000        1999
                                         ----------  ----------
Mortgage note payable  bank,
payable in monthly installments of
$9,350 Including interest at 8.625%,
maturing January 2002, secured by
real estate and the assets of the
Company.                                   $560,371    $616,445


Note payable - bank, payable in
monthly installments of $8,917
including interest at the bank's
reference rate plus .75% (10.25%
at June 30, 2000). The note is
secured by all the assets of
Stinar HG, Inc., and matures
November 2004.                              676,520           -


Contracts for deed, payable in
monthly installments of $8,264 and
$1,503 including interest at
8.25%, maturing with balloon
payments in June 2005, secured
by certain property.                      1,268,684   1,280,673


Other notes payable, payable in
monthly installments including
interest at 8.75%, maturing
through November 1999, secured by
equipment.                                        -       2,989

                                         ----------  ----------

Long-term debt before debentures          2,505,575   1,900,107


Convertible subordinated debentures
9% interest, due annually each
December 31, convertible into one
common share at a conversion price
equal to 75% of the mean between
the average closing "bid" and "ask"
price on each of the five trading
days prior to the conversion date,
issued to owners of the business
acquired, payable in annual
installments of $200,000 commencing
June 2001, 2002 and 2003, with the
final $100,000 payment due in June
2004, unsecured, redeemable by the
Company with ten days written notice.      $700,000    $700,000


Convertible subordinated debentures
9% interest, due annually each
December 31, convertible into one
common share for each $2.00 of the
principal amount, maturing in July
2006, unsecured, $270,000 of the
debentures were issued to an officer
and employee of the Company.                520,000     520,000
                                         ----------  ----------

                                          3,725,575   3,120,107

Less current maturities                    (318,737)    (76,032)
                                         ----------  ----------
                                         $3,406,838  $3,044,075
                                         ==========  ==========

Subsequent maturities as of June 30, 2000, are as follows:

Years Ending June 30:
      2001                                 $318,737
      2002                                  751,748
      2003                                  263,735
      2004                                  170,250
      2005                                1,701,105
      Thereafter                            520,000
                                         ----------
                                         $3,725,575
                                         ==========


8.   Environmental Costs

In 1995, the Company commissioned an engineering study of its property for the purpose of determining the full extent of possible soil contamination. Five underground fuel tanks were found to require removal and the adjoining soil to undergo remediation. Environmental costs expensed to operations were $0in 2000 and 1999, and approximately $228,000 in years prior to those presented.

Furthermore, the Company was notified by the Illinois Environmental Protection Agency (IEPA) that the clean-up plan may not be in full compliance with IEPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $28,500 accrued at June 30, 2000, may be incurred; however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.


9.   Income Taxes

The provision for income taxes consisted of the following:

                                               2000        1999
                                         ----------  ----------
Current:
 Federal                                   $168,000    $ 22,000
 State                                       16,000      17,000
                                         ----------  ----------
                                            184,000      39,000
                                         ----------  ----------
Deferred:
  Federal                                   (40,000)     39,000
  State                                      (4,000)      4,000
                                         ----------  ----------
                                            (44,000)     43,000
                                         ----------  ----------

                                           $140,000    $182,000
                                         ==========  ==========

Principal reasons for variations between the statutory federal tax rate and the effective tax rate were as follows:

                                               2000        1999
                                         ----------  ----------
  Statutory U.S. federal tax rate               34%         34%
  State taxes, net of federal benefit            2           2
  Utilization of deferred income tax
   assets at rates different than
   originally capitalized                        -          (5)
  Other                                         (2)         (4)
                                         ----------  ----------

                                                34%         27%
                                         ==========  ==========

The net deferred income tax assets in the accompanying consolidated balance sheets included the following components as of June 30, 2000 and 1999:

                                               2000        1999
                                         ----------  ----------
Deferred income tax assets                 $146,000    $117,000
Deferred income tax liabilities                   -     (15,000)
  Valuation allowance                             -           -
                                         ----------  ----------
Net deferred income tax assets             $146,000    $102,000
                                         ==========  ==========


10.  Other Related Party Transactions


During the years ended June 30, 2000 and 1999, amounts paid for compliance services to entities related to the chief executive officer were $16,187 and $13,715, respectively.

The Company leases office space from an officer of the Company on a month-to-month basis at $100 per month.


11.  Benefit Plans

Certain subsidiaries of the Company participate in a multi employer union administered defined benefit pension plan that covers the cemetery employees. Pension expense under this plan was $21,088 in 2000, and $20,290 in 1999.

The Company has a 401(k) profit sharing plan that covers all eligible non-union employees. Participants can elect to contribute pre-tax compensation, and effective January 1, 2000, the Company matches 50% of the first 6% of compensation contributed to the Plan. Expense for the 401(k) Plan was $45,848 in 2000 and $-0- in 1999.


12.  Stock Options

On May 18, 1990, the Board of Directors approved a Nonqualified Stock Option Plan for outside directors. Under the Plan, each outside director received options to purchase 3,500 shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. These stock options are exercisable for a period of ten years from the grant date for active board members or for a period of twelve months from the date of termination for former board members. The Company reserved 21,000 shares of common stock for issuance under the Plan, of which 14,000 shares are available for issuance.

On September 1, 1998, the Board of Directors approved a Stock Incentive Awards Plan to attract and retain individuals to contribute to the achievement of the Company's economic objectives. Under the Plan, individuals are eligible based on the judgment of a committee of Board members (committee). At the discretion of the committee, eligible recipients may be granted options to purchase shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. The stock options are exercisable at such times and in such installments as determined by the committee, limited to a maximum of ten years from the date of the grant. The Plan has authorized the issuance of 175,000 shares of common stock under the Plan, of which there were grants for 7,000 shares issued in 2000, and 168,000 shares available for future grants at June 30, 2000.

Shares subject to option are summarized as follows:


                        1990       Employee    Weighted
                        Stock      Stock       Average
                        Option     Options     Exercise
                        Plan                   Price

                       -------     -------     --------

  BALANCE,
    June 30, 1998       3,500      80,000        $.31

  Options exercised       -       (40,000)       $.25
                       ------      ------

  BALANCE,
    June 30, 1999       3,500      40,000        $.37

  Options granted         -         7,000       $2.09

  Options exercised    (3,500)         -         $.25
                       ------      ------

  BALANCE,
    June 30, 2000         -        47,000        $.63
                       ======      ======


  Options exercisable
    at:

  June 30, 1999         3,500      40,000        $.37

  June 30, 2000           -        47,000        $.63




Information regarding options outstanding at June 30, 2000, is as follows:
Type of Option    Number of   Exercise    Weighted   Weighted
                  Options     Price       Average    Average
                              Range       Exercise   Remaining
                                          Price      Contractual
Life
--------------    ---------   --------    --------   -----------
Employee Stock       47,000     $.38 -       $.63    1.5 Years
Options                         $2.30


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. Had compensation cost been recognized based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been as follows:

                                               2000        1999
                                         ----------  ----------
Net Income:

As reported                                $273,975    $488,157
Pro forma                                  $268,345    $488,157


The weighted average fair value of options granted was $1.22 in 2000. There were no options granted in 1999. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in 2000 were as follows:

                                               2000
                                         ----------
Risk free interest rate                        6.0%
Expected life of options                    5 Years
Expected volatility                          61.98%
Expected dividend yield                         -




13.  Trust Funds

Two of the Company's wholly-owned subsidiaries are beneficiaries of perpetual care trust funds established under the Cemetery Care Act of the State of Illinois. Earnings on these perpetual care trust funds are to be used for the care, preservation and ornamentation of the Company's cemetery and mausoleum properties.

Earnings on these perpetual care trust funds totaled $203,382 in 2000, and $184,646 in 1999.

Perpetual care trust fund assets totaled approximately $4,239,000 at June 30, 2000.

The wholly-owned subsidiaries also have a "pre-need" trust account representing revenues received for the purchase of vaults and interment services prior to the death of the decedent. The market value of the pre-need trust as of June 30, 2000 was approximately $859,000.



14.  Earnings Per Share of Common Stock Disclosures

The following tables reconcile the income and shares of the basic and diluted earnings per share computations:

2000                        Income        Shares      Per-Share
----                      ----------   -----------   -----------
                          (Numerator) (Denominator)    (Amount)
                          ----------   -----------   -----------

Basic EPS:
  Income available to
   common shareholders      $273,975     1,388,291          $.20

Effect of Dilutive
Securities:
  Employee Stock Options           -        32,453
  Convertible Debentures      74,468       729,602
  1999 Stock Option Plan           -             -
                          ----------   -----------   -----------

Diluted EPS:
  Income available to
   common shareholders
   plus assumed
   conversions              $346,443     2,150,346          $.16
                          ==========   ===========   ===========


1999                        Income        Shares      Per-Share
----                      ----------   -----------   -----------
                          (Numerator) (Denominator)    (Amount)
                          ----------   -----------   -----------
Basic EPS:
  Income available to
   common shareholders      $488,157     1,344,250          $.36

Effect of Dilutive
Securities:
  Employee Stock Options           -        34,146
  Convertible Debentures      76,900       567,154
  1999 Stock Option Plan           -         3,159
                          ----------   -----------   -----------

Diluted EPS:
  Income available to
   common shareholders
   plus assumed
   conversions              $565,057     1,948,709          $.29
                          ==========   ===========   ===========







15.  Segment Information

The Company's operations are classified into two principal industry segments: cemeteries and aviation ground support equipment. The accounting policies of the segments are the same as those described in the summary of significant account policies. The Company evaluates performance based on profit or loss from operations before income taxes. Revenues derived by geographic location is deemed impractical, and therefore not disclosed. Financial information by industry segment as of and for the years ended June 30, 2000 and 1999, is summarized as follows:

                          Cemeteries     Aviation        Total
                                         Ground
                                         Support
                                         Equipment
                          ----------   -----------   -----------
2000
----
Net sales - external      $2,859,609   $10,533,253   $13,392,862
Depreciation and
  Amortization                99,283       165,712       264,995
Interest expense                 152       333,705       333,857
Segment operating profit     782,657       (99,731)      682,926
Segment assets             3,393,904    11,818,097    15,212,001
Expenditures for segment
  fixed assets               351,656       215,040       566,696

1999
----
Net sales - external      $2,790,195    $9,618,837   $12,409,032
Depreciation and
  amortization                91,021       126,311       217,332
Interest expense               1,302       231,208       232,510
Segment operating profit     877,801       140,827     1,018,628
Segment assets             3,072,662     5,408,274     8,480,936
Expenditures for segment
  fixed assets               267,634       511,823       779,457


Reconciliation of segment profit to consolidated income before income taxes is as follows:

                                               2000        1999
                                         ----------  ----------

Total profit for reportable
  segments                                 $682,926   1,018,628
Unallocated amounts:
Interest expense                           (167,504)   (160,460)
Other corporate expenses                   (209,877)   (245,601)
Other corporate income                      108,430      57,590
                                         ----------  ----------
Income before income taxes                 $413,975    $670,157
                                         ==========  ==========

Reconciliation of segment assets to consolidated assets is as follows:

                                               2000        1999
                                         ----------  ----------
Total segment assets                    $15,212,001  $8,480,936
Other assets                                192,189     196,227
Elimination of receivable from
  holding company                          (649,257)   (445,143)
                                         ----------  ----------
Total assets                            $14,754,933  $8,232,020
                                         ==========  ==========


The results of operations of the airline ground equipment business are reflected in the Company's operations beginning July
1, 1998 (see Note 2).

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

Approximately 32.9% of aviation ground support equipment net sales were to foreign entities in 2000.


16.  Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at June 30, 2000, and the methods and assumptions used to estimate such fair values, were as follows:

Cash and cash equivalents - the fair value approximates the carrying amount because of the short maturity of those financial instruments.

Long-term debt and other notes payable - the fair value approximates the carrying amount, as the interest rates on the debt approximate current interest rates.


17.  Research and Development

Research and development expense charged to operations were $73,036 in 2000 and $0 in 1999.


18.  Other Income

Included in 2000 other income is a litigation settlement with a former officer of the Company for $103,000.

Included in 1999 other income is a settlement with the Illinois
Department of Transportation regarding condemnation of property for $132,500.


19.  Reclassifications

Certain reclassifications were made to the 1999 consolidated financial statements to conform to the 2000 presentation which had no effect on net income.








                           Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the
Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE HOLDINGS, INC.
/S/ Robert C. Harvey
Chairman Of the Board Of Directors
Dated: September 27, 2000




In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/S/ Robert C. Harvey
Chief Executive Officer
Chief Financial Officer
Dated: September 27, 2000




/S/ Robert B. Gregor
Secretary
Director
Dated: September 27, 2000