Form 10QSB
period 2000-09-30
OAKRIDGE HOLDINGS INC
filed 2000-11-13
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

(Issuer's telephone number) (952) 686-5495

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


                           1,391,503

Transitional Small Business Disclosure Format (Check One):
{ )Yes {X}No




                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


            For the quarter ended September 30, 2000


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2000 (unaudited) and June 30, 2000

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2000 and 1999 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999 (unaudited)

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


ITEM 6.   Exhibits and Reports on Form 8


SIGNATURES






PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS                          September 30,2000  June 30,2000
                                    (Unaudited)
                                 ________________  ___________
Cash & cash equivalents                $1,195,092    $ 902,201

Receivables                             3,134,127    3,250,317
Inventories:
  Production                            6,309,593    6,397,151
  Cemetery and mausoleum space            618,176      629,045
  Markers, urns & flowers                  23,523       21,259
Deferred income taxes                      43,000      146,000
Other current assets                      158,042       60,500
                                       ----------   ----------
Total current assets                   11,481,553   11,406,473
                                       ----------   ----------


Property, plant and equipment, at cost  4,821,731    4,793,397
 Allowance for depreciation            (1,697,732)  (1,637,750)
                                       ----------   ----------
                                        3,123,999    3,155,647
                                       ----------   ----------

Other assets                              190,530      192,813
                                       ----------   ----------



                                      $14,796,082  $14,754,933
                                       ==========   ==========





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES                      September 30,2000  June 30,2000
                                    (Unaudited)
                                 _________________  ____________
Notes payable bank                      $2,195,003    $2,195,003
Accounts payable                         4,194,210     5,158,604
Deferred revenue                           561,626       551,210
Accrued salaries & payroll taxes           389,250       314,723
Accrued perpetual care fund                202,523       172,337
Accrued marker and inscription costs        62,288        81,304
Accrued Interest                            77,253       105,638
Customer Deposits                          960,838        83,605
Current maturities of long-term debt       239,053       318,737
Other current liabilities                  134,927       320,831
                                        ----------    ----------
Total current liabilities                9,016,971     9,301,992
                                        ----------    ----------

Long-term debt                           3,474,683     3,406,838
                                        ----------    ----------

Total liabilities                       12,491,654    12,708,830
                                        ----------    ----------

STOCKHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                        2,156,926     2,156,926
Accumulated earnings (deficit)             147,502      (110,823)
                                        ----------    ----------
                                         2,304,428     2,046,103
                                        ----------    ----------
                                       $14,796,082   $14,754,933
                                        ==========    ==========



             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                Three Months Ended September 30,
2000          1999
                                __________________ _____________
Revenue, net:
  Cemetery                                $653,542      $611,774
  Aviation                               5,384,594     2,362,781
  Interest - Care Funds                     56,635        59,532
  Other                                      9,657         2,741
                                        ----------    ----------
    Total revenue                        6,104,428     3,036,828
                                        ----------    ----------
Operating expenses:
  Cost of aviation sales                 4,753,099     2,004,109
Cost of cemetery sales                   363,106       335,843
  Sales and marketing                      131,266       163,335
  General and administrative               280,020       248,480
                                        ----------    ----------
    Total operating expenses             5,527,491     2,751,767
                                        ----------    ----------
Income from operations                     576,937       285,061

Interest expense                           185,612        84,421
                                        ----------    ----------
Income from continuing operations
  before income taxes                      391,325       200,640


Provision for income taxes                 133,000        54,000
                                        ----------    ----------
Net income                                $258,325      $146,640
                                        ==========    ==========

Net income per common share - basic          $.186        $ .106
                                        ==========    ==========
Weighted average number of common
  shares outstanding - basic             1,391,503     1,388,003
                                        ==========    ==========

Net income per common shares - diluted        .114          .079
                                        ==========    ==========
Weighted average number of common
  shares outstanding - diluted           2,428,170     2,090,665
                                        ==========    ==========

                  See accompanying notes to the
           condensed consolidated financial statements






PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                Three Months Ended September 30,
                                              2000          1999
                                 _________________  ____________
Cash flows from operating activities:
  Net income                               $258,325     $146,640
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization             62,265        62,255
    Change in accounts receivable          116,190      (178,442)
    Change in inventories                   96,163      (561,894)
    Change in deferred income taxes        103,000
    Change in other assets                ( 97,542)      (67,619)
    Change in accounts payable            (964,394)      619,890
    Change in accrued liabilities          759,057       (90,971)
                                        ----------    ----------

Net cash from operating activities         333,064      ( 70,141)
                                        ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment      ( 28,334)     (158,860)
                                        ----------    ----------
  Net cash from investing activities      ( 28,334)     (158,860)
                                        ----------    ----------
Cash flows from financing activities:
  Repayment on long-term debt              (11,839)     ( 24,318)

  Proceeds from short-term borrowing                       3,292
                                        ----------    ----------
  Net cash from financing activities       (11,839)     ( 21,026)
                                        ----------    ----------
Net increase (decrease) in cash:           292,891      (250,027)

Cash at beginning of period                902,201       950,907
                                        ----------    ----------
Cash at end of period                   $1,195,092      $700,880
                                        ==========    ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Operating results for the three month period ended September 30, 2000 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


2.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) is presented on both a basic and diluted basis in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures. The following table presents the computation of basic and diluted EPS.

                                Three Months Ended September 30,
                                             2000           1999
                                       ----------     ----------
Income from continuing operations        $258,325       $146,640

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,391,503      1,388,003

Additional common shares to be issued
assuming exercise of stock options, and
conversion of convertible debentures    1,036,667        702,662

Additional income from continuing
operations, assuming conversion of
convertible debentures at the beginning
of the period                             $18,117        $18,117

Shares used to compute dilutive effect
of stock options and convertible
debentures                              2,428,170      2,090,665

Basic earnings per common share
from continuing operations                  $.186          $.106

Diluted earnings per common share
from continuing operations                  $.114          $.079



3.   COMPREHENSIVE INCOME

Comprehensive income was $258,325 and $146,640 for the three months ended September 30, 2000 and 1999, respectively. Comprehensive income encompasses net income and "other comprehensive income," which includes all other non-owner transactions and events that change shareholders equity.


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

The table below summarizes information about reported segments for the three months ended September 30:


Three Months Ended
September 30,2000:


                         Aviation
                         Ground Support
                         Equipment      Cemeteries     Corporate
                         ___________    __________     _________
Revenues                  $5,384,594      $710,177        $9,657

Depreciation                  33,000        26,020         1,000

Gross Margin                 631,495       347,071         9,657

Selling Expenses              76,641        54,625             -

General & Administrative
     Expenses                 91,560       115,762        72,698

Interest Expense             135,833            50        49,729

Income (loss) before
     Taxes                   327,461       176,634      (112,770)

Capital Expenditures          23,561         3,069         1,704
Segment assets:
     Inventory             6,309,593       641,699             -
     Property, Plant
      & Equipment          2,483,754     2,321,817        16,160

Other Assets                  45,202             -       145,328




Three Months Ended
September 30,1999:

                         Aviation
                         Ground Support
                         Equipment      Cemeteries     Corporate
                         ___________    __________     _________
Revenues                  $2,362,781      $671,306        $2,741

Depreciation                  41,997        19,508           750

Gross Margin                 358,672       335,463         2,741

Selling Expenses             113,511        49,824             -

General & Administrative
     Expenses                 95,425        96,145        56,160

Interest Expense              39,147            63        45,211

Income (loss) before
     Taxes                   110,589       189,431       (99,380)

Capital Expenditures          18,021       140,839             -

Segment assets:
     Inventory             2,409,116       662,253             -
     Property, Plant
      & Equipment          2,094,296       846,751         3,958

     Other Assets             43,801             -         6,687






ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

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




            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                 PART I - FINANCIAL STATEMENTS

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company for the first three months of fiscal year 2001 had a increase in cash of $ 292,891 compared to a cash decrease in the same period in fiscal year 2000 of $250,027. As of September 30, 2000, the Company held cash and cash equivalents of $1,195,092.
During the three month period ended September 30, 2000, the Company recorded net income of $258,325 and generated a increase in net cash of $292,891. The Company's net cash provided by operating activities was $333,064 in the first three months of fiscal year 2000 compared to net cash used for operating activities of $70,141 in the same comparable period in fiscal year 2000. The increase in net cash from operating activities was primarily due to net income and the decrease in accounts receivable. Cash flows used in investing activities was $28,334 due to capital expenditures, and net cash used in financing activities was $ 11,839 due to the repayment of long term debt incurred to acquire the building and land of the aviation ground support equipment business. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company continues to maintain a good financial position, with net working capital of $2,464,582, an increase of $360,101 since June 30, 2000. Current assets amounted to $11,481,553 and current liabilities were $9,016,971, resulting in a current ratio of 1.3 to 1, which resulted in a slight change from June 30, 2000. With debt of $12,491,654 and equity of $2,304,428 at September 30, 2000, the debt as a percentage of total capital was 84.4%, compared with 86.1% at June 30, 2000. The decrease of 1.7% is primarily due to the decrease in accounts payable.

The Company's present working capital has continued to improve and is sufficient to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2001 were $28,334 compared with $158,860 the same period in fiscal year 2000. These investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business and new roads for the cemetery business. The Company anticipates that it will spend approximately $250,000 on capital expenditures during the next three quarters of fiscal year 2001. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $1.00 to $2.00 per share during the first three months of Company's fiscal year 2001. The Company's book value per share at September 30, 2000 was $1.66 compared with $1.38 at June 30, 2000. The Company's annualized return from continuing operations on average equity for the three months of fiscal year 2001 was 45% compared with 28% for the three months of fiscal year 2000. The annualized return from continuing operations on average assets was 7% compared with 6.8% for the three months of fiscal year 2000.

The Company has available through two banks, a $3,225,000 credit facility. As of September 30, 2000 there was $2,195,003 in short-term debt and $667,797 in long-term debt outstanding under these facilities.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2000, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2001.


RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2001 COMPARED
WITH THE FIRST QUARTER OF FISCAL YEAR 2000

First quarter revenues of $6,104,428 were an increase of $3,067,600 or 101%, when compared to 2000's comparable period.
Aviation ground support equipment sales increased $3,021,813 due to a contract for the sale of bobtails to the United States Air
Force.

Cemetery revenue increased $41,768 to $653,542, or 7% over the prior comparable period revenue of $611,774. The increase is primarily due to increased sales of markers and mausoleum space during the first quarter of fiscal year 2001.

The cemetery gross profit margin decreased to 44.4% in the first quarter of fiscal year 2001 or .3% when compared to 44.7% for the corresponding period in fiscal year 2000. The decrease is immaterial.

Gross profit margin for the aviation ground support equipment business decreased to 11.5% in first quarter of fiscal year 2001 or 3.7% when compared to 15.2% for the corresponding period in fiscal year 2000. The decrease is due to selling more equipment mounted on a truck chassis.

Interest from cemetery care funds decreased $2,897 or 4.9% in first quarter of fiscal year 2001 due to timing of interest payments and recognition of trust income.

Other income is immaterial.

Selling expenses for the cemetery business in relation to sales remained at 8% in fiscal year 2001 and 2000.

Selling expenses for the aviation ground support equipment in first quarter of fiscal year 2001 in relation to sales decreased 3.4% in comparison to first quarter of fiscal year 2000. The decrease was due to a decrease in sales commissions on the government contract.

General and administrative expenses, which are expenses associated with supporting the Company's day-to-day management of its existing businesses and corporate increased $16,538 or 29.4%.
The increase was primarily due to increase in professional fees and officer salary.

Cemetery general and administrative expenses in relation to sales increased $19,617 or 2% in the first quarter of fiscal year 2001. The increase is primarily due to the hiring of a temporary employment agency to enter interment cards into the new HMIS system software package and a recruiting agency fee paid to hire a new employee.

Aviation ground support equipment business general and administrative expenses in the first quarter of fiscal year 2001 decreased $3,865 or 2% in comparison to the first quarter of fiscal year 2000. The decrease was primarily due to one less office staff.

Depreciation and amortization expenses remained stable at $62,265 for the first quarter of fiscal year 2001 and 2000.

Interest expense in the first quarter of fiscal year 2001 was $185,612 or a increase of $103,426 or 122.5% in comparison to the first quarter of fiscal year 2000 expense of $84,421. The increase is due to greater inventory on hand.



RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2000 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 1999

First quarter revenues of $3,036,828 were a decrease of $530,265 or 14.9%, when compared to 1999's comparable period. The decrease of $556,397 was due to the aviation ground support equipment sales composite, which in the first quarter of fiscal year 2000 consisted of towable equipment, rather than vehicle mounted equipment as in the prior first quarter fiscal year 1999.

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

General and administrative expenses, which are expenses associated with supporting the Company's day-to-day management of its existing businesses and corporate increased $75,187 or 43%.

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


Date:  November 13, 2000