Form 10QSB
period 2000-12-31
OAKRIDGE HOLDINGS INC
filed 2001-02-13
CIK 73605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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

Transitional Small Business Disclosure Format (Check One):
     YES [ ]    NO[X]








                         OAKRIDGE HOLDINGS, INC.

                               FORM 10-QSB

                 For the quarter ended December 31, 2000


                            TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         (a) Condensed Consolidated Balance Sheets as of December 31, 2000 (unaudited) and June 30, 2000

         (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2000 and 1999 (unaudited)and six months ended December 31, 2000 and 1999 (unaudited)

         (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2000 and 1999 (unaudited)

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

ITEM 6.  Exhibits and Reports on Form 8



SIGNATURES


















PART I - FINANCIAL INFORMATION                               FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                           OAKRIDGE HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)




ASSETS:                                 December 31, 2000    June 30, 2000
(Unaudited)
                                        _________________    _____________
Cash & cash equivalents                        $1,074,805         $902,201
Receivables                                    2,170,345        3,250,317
Inventories:
  Production                                    5,672,661        6,397,151
  Cemetery and mausoleum space                    616,396          629,045
Markers, urns & flowers                          20,626           21,259
Deferred income taxes                                 894          146,000
Other current assets                              153,253           60,500
                                               ----------       ----------
Total current assets                            9,708,980       11,406,473
                                               ----------       ----------

Property, plant and equipment, at cost          4,848,782        4,793,397
Allowance for depreciation                     (1,756,307)      (1,637,750)
                                               ----------       ----------
                                                3,092,475        3,155,647
                                               ----------       ----------
Other assets                                      183,535          192,813
                                               ----------       ----------
                                              $12,984,990      $14,754,933
                                               ==========       ==========





LIABILITIES:                            December 31, 2000    June 30, 2000
                                               (Unaudited)
                                        _________________    _____________

Notes payable & current maturities             $2,753,515       $2,513,740
Accounts payable                                2,656,490        5,158,604
Accrued customer deposits                         593,388           83,605
Accrued compensation                              169,131          314,723
Accrued perpetual care fund                       171,886          172,337
Accrued deferred revenue                          571,326          551,210
Accrued marker and inscription costs               54,568           81,304
Accrued interest                                  109,800          105,638
Other current liabilities                          59,619          320,831
                                              -----------       ----------
Total current liabilities                       7,139,723        9,301,992
                                              -----------       ----------
Long-term debt                                  3,406,838        3,406,838
                                              -----------       ----------
Total liabilities                              10,546,561       12,708,830
----------       ----------STOCK HOLDERS' EQUITY
Common stock & additional paid-in-capital       2,156,926        2,156,926
Accumulated earnings (deficit)                    281,503         (110,823)
                                               ----------       ----------
                                                2,438,429        2,046,103
                                               ----------       ----------
                                              $12,984,990      $14,754,933
                                               ==========       ==========

See accompanying notes to the condensed consolidated financial statements


                                        OAKRIDGE HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)



                                     Three Months Ended December 31,   Six
Months Ended December 31,
                                                2000            1999
2000            1999
                                     _______________________________
_____________________________
Revenue, net:
  Cemetery                                  $586,444        $619,991
$1,239,986      $1,231,765
  Aviation                                 4,170,648       2,834,966
9,555,242       5,197,747
  Interest - Care Funds                       59,587          49,980
116,222         109,512
  Other                                        7,085          25,040
16,742          27,781
                                           ---------       ---------      ------
----       ---------
 Total revenue                             4,823,764       3,529,977
10,928,192       6,566,805
                                           ---------       ---------      ------
----       ---------

Operating Expenses:
  Cost of aviation sales                   3,767,369       2,541,356
8,520,468       4,545,465
  Cost of cemetery sales                     343,427         337,309
706,533         673,152
  Sales and marketing                        150,437         201,584
281,703         364,919
  General and administrative                 220,407         196,530
500,427         445,010
                                           ---------       ---------      ------
----       ---------
Total operating expenses                   4,481,640       3,276,779
10,009,131       6,028,546
                                           ---------       ---------      ------
----       ---------
Income from operations                       342,124         253,198
919,061         538,259

Interest expense                             196,017          87,521
381,629         171,942
                                           ---------       ---------      ------
----       ---------
Income from continuing operations
  before income taxes                        146,107         165,677
537,432         366,317

Provision for income taxes                    12,106          44,903
145,106          98,903
                                           ---------       ---------      ------
----       ---------
Net income                                  $134,001        $120,774
$392,326        $267,414
                                           =========       =========
==========       =========

Net income per common share - basic            $.096           $.087
$.282           $.193
                                           =========       =========
=========       =========

Weighted average number of common
  shares - basic                           1,391,503       1,388,003
1,391,503       1,388,003
                                           =========       =========
=========       =========

Net income per common share - diluted          $.063           $.066
$.176           $.145
                                           =========       =========
=========       =========

Weighted average number of common shares
  outstanding - diluted                    2,428,939       2,090,355
2,428,170       2,090,031
                                           =========       =========
=========       =========

See accompanying notes to the condensed consolidated financial statements

                         OAKRIDGE HOLDINGS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)


                                             Six Months Ended December 31,
                                                       2000          1999
                                             ______________ _____________
Cash flows from operating activities:
  Net income                                       $392,326      $267,414
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & amortization                     118,557       107,493
    Change in accounts receivable                 1,079,972      (684,073)
    Change in inventories                           737,772      (202,120)
    Change in deferred income taxes                 145,106        98,903
    Change in prepaid and other assets              (83,475)      (96,911)
    Change in accounts payable                   (2,502,114)       38,960
    Change in accrued liabilities                  (100,070)     (189,745)
                                                 ----------    ----------

Net cash from operating activities                  (11,786)     (660,079)
                                                 ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment                (55,385)     (233,147)
                                                 ----------    ----------
  Net cash from investing activities                (55,385)     (233,147)
                                                 ----------    ----------
Cash flows from financing activities:
  Proceeds from long-term borrowings                      -       700,000
  Repayment on long-term debt                       (60,225)      (40,139)
  Repayment on short-term borrowing                       -       (37,611)
  Proceeds from short-term borrowing                300,000             -
                                                 ----------    ----------
  Net cash from financing activities                239,775       662,250
                                                 ----------    ----------
Net increase (decrease) in cash:                    172,604      (270,976)

Cash at beginning of period                         902,201       950,907
                                                 ----------    ----------
Cash at end of period                            $1,074,805      $679,931
                                                 ==========    ==========

See accompanying notes to the condensed consolidated financial statements













                         OAKRIDGE HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company")and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Operating results for the six month period ended December 31, 2000 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

                                              Six Months Ended December 31,
                                                        2000           1999
                                                  ----------     ----------

Income from continuing operations                   $392,326       $267,414

Average shares of common stock outstanding
used to compute basic earnings per common share    1,391,503      1,388,003

Additional common shares to be issued assuming
exercise of stock options, and conversion of
convertible debentures                             1,036,667        702,028

Additional income from continuing operations,
assuming conversion of convertible debentures
at the beginning of the period                        36,234         36,234

Shares used to compute dilutive effect
of stock options and convertible debentures        2,428,170      2,090,031

Basic earnings per common share from
continuing operations                                  $.282          $.193

Diluted earnings per common share
from continuing operations                             $.176          $.145


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

The table below summarizes information about reported segments for the three months and six months ended December 31:


Three Months Ended
December 31,2000:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $4,177,733     $646,031           -    $4,823,764

Cost of Sales           3,767,369      343,427           -     4,110,796

Gross Profit              410,364      302,604           -       712,968

Selling Expenses          105,284       45,153           -       150,437

General & Administrative   54,904      102,564      62,939       220,407

Operating Income          250,176      154,887     (62,939)      342,124

Depreciation
and Amortization           35,502       22,929         106        58,537

Assets                 10,044,146    2,589,548     351,296    12,984,990

Capital Expenditures       18,729        8,322           -        27,051

Segment Assets:
    Inventory           5,672,661      637,022           -     6,309,683
    Property, Plant
     & Equipment        2,152,132      937,146       3,197     3,092,475
    Other Assets           37,544            -     145,991       183,535

See accompanying notes to the condensed consolidated financial statements






Six Months Ended
December 31, 2000:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $9,571,655   $1,356,158        $379   $10,928,192

Cost of Sales           8,520,468      706,533           -     9,227,001

Gross Profit            1,051,187      649,625         379     1,701,191

Selling Expenses          181,926       99,777           -       281,703

General &
Administrative            146,464      218,326     135,637       500,427

Operating Income          722,798      331,521    (135,258)      919,061

Depreciation
and Amortization           68,502       48,949       1,106       118,557

Assets                 10,044,146    2,589,548     351,296    12,984,990

Capital Expenditures       42,290       12,243         852        55,385

Segment Assets:
    Inventory           5,672,661      637,022           -     6,309,683
    Property, Plant
     & Equipment        2,502,484    2,330,990      15,308     4,848,782
    Other Assets           37,544            -     145,991       183,535

See accompanying notes to the condensed consolidated financial statements





Three Months Ended
December 31, 1999:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $2,834,966     $694,171        $840    $3,529,977

Cost of Sales           2,541,356      337,309           -     2,878,665

Gross Profit              293,610      356,862         840       651,312

Selling                   119,292       49,453           -       168,745

General &
Administrative Expenses   100,882       93,714      34,773       229,369

Operating Income           73,436      213,695     (33,933)      253,198

Depreciation
and Amortization           25,764       18,607         867        45,238

Assets                  6,012,134    2,665,178     293,587     8,970,899

Capital Expenditures       49,859       24,385          43        74,287

Segment Assets:
    Inventory           2,061,965      649,630           -     2,711,595
    Property, Plant
     & Equipment        2,121,000      852,079       3,468     2,976,547
    Other Assets           42,549            -       6,909        49,458

See accompanying notes to the condensed consolidated financial statements




Six Months Ended
December 31, 1999:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $5,197,747   $1,365,477      $3,581    $6,566,805

Cost of Sales           4,545,465      673,152           -     5,218,617

Gross Profit              652,282      692,325       3,581     1,348,188

Selling                   241,899       99,367           -       341,266

General &
Administrative Expenses   187,961      189,769      90,933       468,663

Operating Income          222,422      403,189     (87,352)      538,259

Depreciation
and Amortization           67,761       38,115      1,617        107,493

Assets                  6,012,134    2,665,178    293,587      8,970,899

Capital Expenditures       67,880      165,224         43        233,147

Segment Assets:
    Inventory           2,061,965      649,630           -     2,711,595
    Property, Plant
     & Equipment        2,121,000      852,079       3,468     2,976,547
    Other Assets           42,549            -       6,909        49,458


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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its' subordinated debentures. The Company for the first six months of fiscal year 2001 had a increase in cash of $172,604 compared to a cash decrease in the same period in fiscal year 2000 of $270,976. As of December 31, 2000, the Company had no cash equivalents. During the six month period ended December 31, 2000, the Company recorded net income of $392,326 and generated a cash increase of $172,604. The Company's net cash used by operating activities was $11,786 in the first six months of fiscal year 2001 compared to net cash used from operating activities of $660,079 in the same comparable period in fiscal year 2000. The increase in net cash from operating activities was primarily due to decreased accounts receivables and inventories. The decrease in accounts receivable was due to increased collection efforts and the decrease in inventories was due to sales and related decrease in truck inventory. Cash flow used in investing activities was $55,385 due to capital expenditures, and net cash from financing activities was $239,775 due to financing of truck inventory. The remaining increases and decreases in the components of the Company's financial position reflects normal operating activity.

The Company continues to maintain a good financial position, with working capital of $2,569,257, an increase of $464,776 since June 30, 2000. The increase was primarily due to reduction of trade accounts payable related to truck inventory. Current assets amounted to $9,708,980 and current liabilities were $7,139,723, resulting in a current ratio of 1.36 to 1, which resulted in a small increase of .13 since June 30, 2000. With long-term of $3,406,838 and equity of $2,438,429 at December 31, 2000, the debt as a percentage of total capital was 81.2%, compared with 86.1% at June 30, 2000.

The Company's present working capital continued to improve and is sufficient to meet current operating needs.

Capital expenditures for the six months of fiscal year 2001 were $55,385 compared with $233,147 the same period in fiscal year 2000. The investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business and the cemetery business. The Company anticipates that it will spend approximately $150,000 on capital expenditures during the next two quarters of fiscal year 2001. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $1.13 to $2.03 per share during the six months of the Company's fiscal year 2001. The Company's book value per share at December 31, 2000 was $1.75 compared with $1.47 at June 30, 2000. The Company's annualized return from continuing operations on average equity for the six months of fiscal year 2001 was 29% compared with 13% for the six months of fiscal year 2000. The annualized return from continuing operations on average assets was 4.7% compared with 3.1% for the six months of fiscal year 2000. The Company has available through two banks, a $2,900,00 revolving credit facility. As of December 31, 2000 there was $2,495,003 in aggregate borrowing outstanding under these facilities.

As indicated by the above, the Company's financial position and debt capacity should enable the Company to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of December 31, 2000, inflation did not have a significant effect on the Company's results in the first six months of fiscal year 2001.



RESULTS OF OPERATIONS
SIX MONTHS OF FISCAL YEAR 2001
COMPARED WITH SIX MONTHS OF FISCAL YEAR 2000

Cemetery Operations:

Revenues for the six months ended December 31, 2000 was $1,239,986, or an increase of $8,221 or .7%, when compared to the six months ended December 31, 1999. The increase was immaterial.

Cost of sales in relation to sales for the six months ended December 31, 2000 was $706,533, an increase of $33,381 or 5%, when compared to the six months ended December 31, 1999. The increase is contributed to new union contract with employees, and depreciation expense.

Selling expenses for the six months ended December 31, 2000, was $99,777, or an increase of $410 or .4%, when compared to the six months ended December 31, 1999. The increase is immaterial.

General and administrative expenses for the first six months ended December 31, 2000 was $218,326, or an increase of $30,365 when compared to the six months ended December 31, 1999. The increase is primarily due to the hiring of a temporary employment agency to enter interment cards into the new HMIS system software package and a recruiting agency fee paid to hire a new employee.

Other income for the six months ended December 31, 2000, was $0 or a decrease of $24,200. The decrease is contributed to the one time settlement of $24,200 in fiscal year 1999 for land condemnation.


Holding Operations:

Revenues for the six months ended December 31, 2000 was $0 or a decrease of $3,581, when compared to the six months ended December 31, 2000. The decrease is due to a settlement agreement with a former board of director not making timely payments according to the agreement.

General and administrative expenses for the six months ended December 31, 2000 was $135,637, or an increase of $44,704 when compared to the six months ended December 31, 1999. The increase is primarily due to the increased salary paid to CEO Robert C. Harvey.

Interest expense for the six months ended December 31, 2000 was $85,897, or an increase of $32,259 when compared to the six months ended December 31, 1999. The increase is due to additional debt incurred to advance funds to Stinar operations.


Stinar Operations:

Revenues for the six months ended December 31, 2000 was $9,571,655 or a increase of $4,373,908 or 85%, when compared to the six months ended December 31, 1999. The increase was primarily due to a contract for the sale of bobtails to the United States Air Force. The sales makeup was 69% to United States Government entities, 8% to international airlines and 23% to commercial airlines in the United States.

Cost of sales in relation to sales for the six months ended December 31, 2000, was 89.2% or an increase of .4%, when compared to the six months ended December 31, 1999. The increase is immaterial.

Selling expenses in relation to sales for the first six months ended December 31, 2000, was $181,926 or a decrease of 35%. The decrease is due to greater sales and a decrease of one sales staff.

General and administrative expenses in relation to sales for the six months ended December 31, 2000, was $146,464 or a decrease of 22%, when compared to the six months ended December 31, 1999. The decrease was due to one less office staff, no research and development expenses, and no consulting fees.

Other expenses which consist of interest expense for the six months ended December 31, 2000, was $295,335 or an increase of 63%, when compared to the six months ended December 31, 1999. The increase was due to a higher debt balance to finance a larger inventory caused by Ford Motor not delivering 20 trucks per month as requested, but delivering all 200 trucks.


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2000
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999


Cemetery Operations:

Revenue for the three months ended December 31, 2000 was $646,031, or a decrease of $48,140 or 7%, when compared to the three months ended December 31, 1999. The decrease is attributable to a decrease in at-need cases of approximately 20% caused by the road construction project of widening of Roosevelt Road, the main entrance to the cemeteries.

Cost of sales in relation to sales for the three month period ended December 31, 2000 was $343,427 or an increase of 2%, when compared to the three month period ended December 31, 1999. The increase is from the cost of gas and oil expense for operation of the cemetery vehicles.

Gross margin for the three months ended December 31, 2000 was $302,604 or a decrease 15%, when compared to the three month period ended December 31, 1999.

Selling expenses for the three months ended December 31, 2000 was $45,153 or a decrease of $4,300, when compared to the three month period ended December 31, 1999. The decrease was due to lower sales.

General and administrative for the three months end December 31, 2000 was $102,564 or an increase of $13,500, when compared to the three month period ended December 31, 1999. The increase was due to higher electricity costs, wages for office employees and officers, and greater depreciation expense.

Other income for the three months ended December 31, 2000, was $0 or a decrease of $24,200, when compared to the three months ended December 31, 1999. The decrease is contributed to a one time settlement of $24,200 with the state of Illinois in regards to land condemnation.


Holdings Operations:

General and administrative for the three months end December 31, 2000 was $62,939 or an increase of $28,166, when compared to the three month period ended December 31, 1999. The increase is primarily due to an increase in officers salary.

Interest expense for the three months ended December 31, 2000 was $36,168, or and increase of $6,628 when compared to the three months ended December 31, 1999. The increase is due to additional debt incurred to advance funds to Stinar operations.


Stinar Operations:

Revenues for the three months ended December 31, 2000 was $4,177,733, or an increase of $1,342,767 or 47%, when compared to the three months ended December 31, 1999. The increase was primarily due to a contract for the sale of bobtails to the United States Air Force.

Cost of sales in relation to sales for the three months ended December 31, 2000 was 90% or a decrease of 2% when compared to the three months ended December 31, 1999. The decrease was primarily due to lower costs of raw materials.

Selling Expenses in relation to sales for the three months ended December 31, 2000 was 3% or a decrease of 1.5% when compared to the three months ended December 31, 1999. The decrease is primarily due to one less salaried salesperson.

General and administrative expenses for the three months ended December 31, 2000 was $50,904, or a decrease of $45,978, when compared to the three months ended December 31, 1999. The decrease is due to no research and development expenses, and no consulting fees.

Other expenses, which consist of interest expense for the three months ended December 31, 2000 was $159,503 or an increase of 84%, when compared to the three months ended December 31, 1999. The increase was due to a higher debt balance to finance a larger inventory caused by Ford Motor delivering all inventory needed for one year production for bobtails.



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


Date:  February 13, 2001