Form 10QSB
period 2001-03-31
OAKRIDGE HOLDINGS INC
filed 2001-05-11
CIK 73605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

                   For the quarter ended March 31, 2001


                            TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         (a) Condensed Consolidated Balance Sheets as of March 31, 2001 (unaudited) and June 30, 2000

         (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)and nine months ended March 31, 2001 and 2000 (unaudited)

         (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000 (unaudited)

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

ITEM 6.  Exhibits and Reports on Form 8-K



SIGNATURES


















PART I - FINANCIAL INFORMATION                               FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                           OAKRIDGE HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)




ASSETS:                                    March 31, 2001    June 30, 2000
(Unaudited)
                                        _________________    _____________
Cash & cash equivalents                          $969,202         $902,201
Receivables                                    3,034,955        3,250,317
Inventories:
  Production                                    4,575,886        6,397,151
  Cemetery and mausoleum space                    644,950          629,045
Markers, urns & flowers                          27,916           21,259
Deferred income taxes                                   -          146,000
Other current assets                              132,537           60,500
                                               ----------       ----------
Total current assets                            9,385,446       11,406,473
                                               ----------       ----------

Property, plant and equipment, at cost          4,887,044        4,793,397
Allowance for depreciation                     (1,815,627)      (1,637,750)
                                               ----------       ----------
                                                3,071,417        3,155,647
                                               ----------       ----------
Other assets                                      183,930          192,813
                                               ----------       ----------
                                              $12,640,793      $14,754,933
                                               ==========       ==========





LIABILITIES:                               March 31, 2001    June 30, 2000
                                               (Unaudited)
                                        _________________    _____________

Notes payable & current maturities             $2,230,204       $2,513,740
Accounts payable                                2,891,511        5,158,604
Accrued customer deposits                         197,202           83,605
Accrued compensation                              256,569          314,723
Accrued perpetual care fund                       172,199          172,337
Accrued deferred revenue                          580,065          551,210
Accrued marker and inscription costs               77,137           81,304
Accrued interest                                   27,450          105,638
Other current liabilities                         152,913          320,831
                                              -----------       ----------
Total current liabilities                       6,585,250        9,301,992
                                              -----------       ----------
Long-term debt                                  3,406,838        3,406,838
                                              -----------       ----------
Total liabilities                               9,992,088       12,708,830
----------       ----------STOCK HOLDERS' EQUITY
Common stock & additional paid-in-capital       2,156,926        2,156,926
Accumulated earnings (deficit)                    491,779         (110,823)
                                               ----------       ----------
                                                2,648,705        2,046,103
                                               ----------       ----------
                                              $12,640,793      $14,754,933
                                               ==========       ==========

See accompanying notes to the condensed consolidated financial statements


                                        OAKRIDGE HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)



                                        Three Months Ended March 31,     Nine
Months Ended March 31,
                                                2001            2000
2001            2000
                                     _______________________________
_____________________________
Revenue, net:
  Cemetery                                  $673,863        $790,980
$1,913,849      $2,022,745
  Aviation                                 5,230,454       1,903,454
14,785,696       7,101,201
  Interest - Care Funds                       56,778          53,052
173,000         162,564
  Other                                        3,846           2,284
20,588          30,065
                                           ---------       ---------      ------
----       ---------
 Total revenue                             5,964,941       2,749,770
16,893,133       9,316,575
                                           ---------       ---------      ------
----       ---------

Operating expenses:
  Cost of aviation sales                   4,608,118       1,595,492
13,128,586       6,140,957
  Cost of cemetery sales                     375,210         348,285
1,081,743       1,021,437
  Sales and marketing                        147,023         179,421
428,726         544,340
  General and administrative                 366,016         345,070
866,443         790,080
                                           ---------       ---------      ------
----       ---------
Total operating expenses                   5,496,367       2,468,268
15,505,498       8,496,814
                                           ---------       ---------      ------
----       ---------
Income from operations                       468,574         281,502
1,387,635         819,761

Interest expense                             181,904         130,752
563,533         302,694
                                           ---------       ---------      ------
----       ---------
Income before income taxes                   286,670         150,750
824,102         517,067

Provision for income taxes                    76,394          30,147
221,500         129,060
                                           ---------       ---------      ------
----       ---------
Net income                                  $210,276        $120,603
$602,602        $388,007
                                           =========       =========
==========       =========







Net income per common share - basic            $.151           $.087
$.433           $.280
                                           =========       =========
=========       =========

Weighted average number of common
  shares - basic                           1,391,503       1,388,003
1,391,503       1,388,003
                                           =========       =========
=========       =========

Net income per common share - diluted          $.094           $.065
$.271           $.212
                                           =========       =========
=========       =========

Weighted average number of common shares
  outstanding - diluted                    2,424,836       2,148,762
2,426,741       2,089,216
                                           =========       =========
=========       =========

See accompanying notes to the condensed consolidated financial statements

                         OAKRIDGE HOLDINGS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)


                                               Nine Months Ended March 31,
                                                       2001          2000
                                             ______________ _____________
Cash flows from operating activities:
  Net income                                       $602,602      $388,007
  Adjustments to reconcile net income to,
   cash flows from operating activities:
    Depreciation & amortization                     182,493       146,182
    Change in accounts receivable                   215,362       (58,972)
    Change in inventories                         1,768,703    (1,468,529)
    Change in deferred income taxes                 146,000       102,000
    Change in other assets                          (63,154)      (67,394)
    Change in accounts payable                   (2,267,093)      446,642
    Change in accrued liabilities                  (146,535)      (80,682)
                                                 ----------    ----------

Net cash from operating activities                  438,378      (592,746)
                                                 ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment                (87,841)     (398,425)
                                                 ----------    ----------
  Net cash from investing activities                (87,841)     (398,425)
                                                 ----------    ----------
Cash flows from financing activities:
  Change in long-term debt                                -       692,147
  Change in short-term borrowing                   (283,536)      217,260
                                                 ----------    ----------
  Net cash from financing activities               (283,536)      909,407
                                                 ----------    ----------
Net change in cash:                                  67,001       (81,764)

Cash at beginning of period                         902,201       950,907
                                                 ----------    ----------
Cash at end of period                              $969,202      $869,143
                                                 ==========    ==========

See accompanying notes to the condensed consolidated financial statements















                         OAKRIDGE HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company")and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000. Operating results for the nine month period ended March 31, 2001 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include but are not limited to accounts receivable, inventory, sales, and accruals. Actual results could differ from those estimates.


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

                                                Nine Months Ended March 31,
                                                        2001           2000
                                                  ----------     ----------

Income from continuing operations                   $602,602       $388,007

Average shares of common stock outstanding
used to compute basic earnings per common share    1,391,503      1,388,003

Additional common shares to be issued assuming
exercise of stock options, and conversion of
convertible debentures                             1,035,238        701,213

Additional income from continuing operations,
assuming conversion of convertible debentures
at the beginning of the period                        54,351         54,351

Shares used to compute dilutive effect
of stock options and convertible debentures        2,426,741      2,089,216

Basic earnings per common share from
continuing operations                                  $.433          $.280

Diluted earnings per common share
from continuing operations                             $.271          $.212



3. OPERATING SEGMENTS AND RELATED DISCLOSURES

The Company operations are classified into two principal industry segments: cemeteries and aviation ground support equipment.

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.

The table below summarizes information about reported segments for the three months and six months ended March 31:


Nine Months Ended
March 31, 2001:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues              $14,805,896   $2,086,849        $388   $16,893,133

Cost of Sales          13,128,586    1,081,743           -    14,210,329

Gross Profit            1,677,310    1,005,106         388     2,682,804

Selling, General &
Administrative
Expenses                  583,163      495,558     216,448     1,295,169

Operating Income        1,094,147      509,548    (216,060)    1,387,635

Depreciation
and Amortization          102,753       78,059       1,681       182,493

Assets                  9,639,207    2,833,203     168,383    12,640,793

Capital Expenditures       58,725       28,264         852        87,841


See accompanying notes to the condensed consolidated financial statements




Three Months Ended
March 31, 2001:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $5,234,291     $730,641          $9    $5,964,941

Cost of Sales           4,608,118      375,210           -     4,983,328

Gross Profit              626,173      355,431           9       981,613

Selling, General &
Administrative
Expenses                  254,773      177,455      80,811       513,039

Operating Income          371,400      177,976     (80,802)      468,574

Depreciation
and Amortization           34,251       29,110         575        63,936

Assets                  9,639,207    2,833,203     168,383    12,640,793

Capital Expenditures       23,093       16,021           -        39,114


See accompanying notes to the condensed consolidated financial statements



Nine Months Ended
March 31, 2000:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $7,101,201   $2,209,509      $5,865    $9,316,575

Cost of Sales           6,140,957    1,021,437           -     7,162,394

Gross Profit              960,244    1,188,072       5,865     2,154,181

Selling, General &
Administrative
Expenses                  677,070      494,409     162,941     1,334,420

Operating Income          283,174      693,663    (157,076)      819,761

Depreciation
and Amortization           87,392       57,173       1,617       146,182

Assets                  6,742,173    2,991,095     162,126     9,895,394

Capital Expenditures      186,039      211,907         479       398,425


See accompanying notes to the condensed consolidated financial statements



Three Months Ended
March 31, 2000:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $1,903,454     $844,032      $2,284    $2,749,770

Cost of Sales           1,595,492      348,285           -     1,943,777

Gross Profit              307,962      495,747       2,284       805,993

Selling, General &
Administrative
Expenses                  247,210      205,273      72 008       524,491

Operating Income           60,752      290,474     (69,724)      281,502

Depreciation
and Amortization           25,764       18,607         867        45,238

Assets                  6,742,173    2,991,095     162,126     9,895,394

Capital Expenditures      118,159       46,683         436       165,278


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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its' subordinated debentures. The Company for the first nine months of fiscal year 2001 had an increase in cash of $67,001 compared to a cash decrease in the same period in fiscal year 2000 of $81,764. As of March 31, 2001, the Company had no cash equivalents. During the nine month period ended March 31, 2001, the Company recorded net income of $602,602. The Company's net cash from operating activities was $438,378 in the first nine months of fiscal year 2001 compared to net cash used by operating activities of $592,746 in the same comparable period in fiscal year 2000. The increase in net cash from operating activities was primarily due to having less chassis inventory on hand. Cash flow used in investing activities was $87,841 due to capital expenditures, and net cash used in financing activities was $283,536 due to payment of debt. The remaining increases and decreases in the components of the Company's financial position reflects normal operating activity.

The Company continues to maintain a good financial position, with net working capital of $2,800,196, an increase of $695,715 since June 30, 2000. The increase was primarily due to payment of Ford chassis used in production and reduction of short-term debt and net income. Current assets amounted to $9,385,446 and current liabilities were $6,585,250 resulting in a current ratio of 1.43 to 1, which resulted in an increase of .20 since June 30,2000. With debt of $9,992,088 and equity of $2,648,705 at March 31, 2001, the debt as a percentage of total capital was 79%, compared with 86% at June 30,2000.

The Company's present working capital is sufficient to meet current operating needs.

Capital expenditures for the nine months of fiscal year 2001 were $87,841 compared with $398,425 the same period in fiscal year 1999. The investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business and the repaving of roads in the cemetery business. The Company anticipates that it will spend approximately $150,000 on capital expenditures during the last quarter of fiscal year 2001. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $.75 to $2.00 per share during the nine months of the Company's fiscal year 2001. The Company's book value per basic share at March 31, 2001 was $1.90 compared with $1.47 at June 30, 2000.
The Company's annualized return from continuing operations on average equity for the nine months of fiscal year 2001 was 34% compared with 26% for the nine months of fiscal year 2000. The annualized return from continuing operations on average assets was 5.9% compared with 5.7% for the nine months of fiscal year 2000. The Company has available through two banks, a $2,900,00 revolving credit facility. As of March 31, 2001 there was $1,995,003 in aggregate borrowing outstanding under these facilities. As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of March 31, 2001, inflation did not have a significant effect on the Company's results in the first nine months of fiscal year 2001.



RESULTS OF OPERATIONS
NINE MONTHS OF FISCAL YEAR 2001
COMPARED WITH NINE MONTHS OF FISCAL YEAR 2000

Cemetery Operations:

Revenues for the nine months ended March 31, 2000 were $2,086,849, or a decrease of $122,660 or 6% when compared to the nine months ended March 31, 2000. The decrease was primarily due one large sale in fiscal year 2000 to a non-profit entity for cemetery lots and road construction.

Cost of sales in relation to sales for the nine months ended March 31, 2001 was $1,021,437 or an increase of $60,306 or 5.9%, when compared to the nine months ended March 31, 2001. The increase is contributed to fewer sales, but fixed labor costs and benefits, whereby cost of goods sold in relation to sales increased 5.6% in comparison to the nine months ended March 31, 2000.

Selling expenses for the nine months ended March 31, 2001, were $148,962, or an increase of $1,369 or 1%, when compared to the nine month ended March 31, 2000. The increase was primarily due to employee medical insurance benefits.

Other income for the nine months ended March 31, 2001 was $0 or a decrease of $24,200. The decrease is contributed to the one time settlement of $24,200 in fiscal year 2000 for land condemnation for road construction.


Holding Operations:

Revenues for the nine months ended March 31, 2001 were $388 or a decrease of $5,477, when compared to the nine months ended March 31, 2000. The decrease is due to the prior year settlement with a former board of director.

General and administrative expenses for the nine months ended March 31, 2001 were $216,448, or an increase of $48,030 when compared to the nine month ended March 31, 2000. The increase can be contributed to higher officer salary paid to the chairman/CEO Robert C. Harvey and professional fees associated with legal representation.

Interest expense for the nine months ended March 31, 2001 was $130,259, or an increase of $4,024 when compared to the nine months ended March 31, 2000. The increase can be contributed to a higher interest paid on funds borrowed.



Stinar Operations:

Revenues for the nine months ended March 31, 2001 were $14,805,807 or an increase of $7,704,606 or 108%, when compared to the nine months ended March 31, 2000. The increase was primarily due to a contract for the sale of bobtails to the United States Air Force. The sales makeup was 67% to United States Government entities, 13% to international airlines and 20% to commercial airlines in the United States.

Cost of sales in relation to sales for the nine months ended March 31, 2001, was 89% or increase of 2%, when compared to the nine months ended March 31, 2000. The increase was primarily due to utilities, gas and oil expenses, and higher cost of sales build into the bobtail contract with the United States Air Force.

Selling expenses in relation to sales for the fist nine months ended March 31, 2001, were $279,764 or a decrease of $116,983 or 29%. The decrease was primarily due to one less salaried salesman and related benefits.

General and administrative expenses in relation to sales for the nine months ended March 31, 2001, was $303,399 or an increase of $ 23,076 or 8%, when compared to the nine months ended March 31, 2000. The increase was primarily due to employer matching 401-k contributions and bad debts.

Other expenses which consist of interest expense for the nine month ended March 31, 2001, was $432,878 or an increase of $256,571 or 146%, when compared to the nine month ended March 31, 2000. The increase was due to higher debt balance to finance a larger inventory caused by Ford Motor not delivering 20 trucks per month as requested, but delivering all 200 trucks.



RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000


Cemetery Operations:

Revenues for the three months ended March 31, 2001 was $730,641, or a decrease of $113,391 or 13%, when compared to the three months ended March 31, 2000. The decrease was primarily due a fiscal year 2000 large sale of cemetery lots to a non-profit organization.

Cost of sales in relation to sales for the three-month period ended March 31, 2001 was 51% or an increase of 10%, when compared to the three-month period ended March 31, 2000. The increase in cost of sales was primarily due to increased expense of health insurance benefits, gas and oil, and utilities.

Gross profit for the three months ended March 31, 2001 was $355,431 or 49%, a decrease of 10%, when compared to the three month period ended March 31, 2000.

Selling expenses for the three months ended March 31, 2001 were $49,185 or an increase of $1,369, when compared to the three month period ended March 31, 2000. The increase is primarily due to increased cost of employee health insurance benefits.

General and administrative for the three months ended March 31, 2001 was $128,270 or a decrease of $8,777, when compared to the three month period ended March 31, 2000. The decrease is primarily due to one less office employee and related benefits.


Holdings Operations:

General and administrative for the three months ended March 31, 2001 was $80,811 or an increase of $8,803, when compared to the three-month period ended March 31, 2000. The increase is primarily due to an increase in professional fees.


Stinar Operations:

Revenues for the three months ended March 31,2001 increased $3,339,640 or 175%, when compared to the three months ended March 31, 2000. The increase is due to a contract for the sale of bobtails to the United States Air Force.

Cost of sales in relation to sales for the three months ended March 31, 2000 was 88% or an increase of 4% when compared to the three months ended March 31, 2000. The increase was primarily due to increased gas and oil expense, utilities expense, and contract with the United States Air Force which required a higher cost of sales than normal.

Selling Expenses in relation to sales for the three months ended March 31, 2000 was 2% or a decrease of 1% when compared to the three months ended March 31, 2000. The decrease is primarily due to reduced commission paid on the contract for the sale of bobtails to the United States Air Force.

General and administrative expenses for the three months ended March 31, 2001 was $156,935 or an increase of $40,921 or 35%, when compared to the three months ended March 31, 2000. The increase is primarily due to 401-K plan and bad debits.



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


Date:  May 11, 2001