Form 10KSB
period 2001-06-30
OAKRIDGE HOLDINGS INC
filed 2001-09-27
CIK 73605

UNITED STATES
              SECURITIES AND EXCHANGE COMMISISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2001

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

                         (952) 686-5495
        (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange
                           Act:  None

Securities registered pursuant to Section 12 (g) of the Exchange
                              Act:

             Common Stock, Par Value $.10 per share
                        (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. {X}

    The issuer's revenues for its fiscal year ended June 30, 2001 were $22,249,130.

     The aggregate market value of the voting stock held by non affiliates on September 23, 2001, was approximately $1,773,824, based on the average of the bid and asked price of such stock.

     The number of shares outstanding of Registrant's only class of common equity on September 23, 2001, was 1,431,503.

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


ITEM 1.  DESCIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

Oakridge Holdings, Inc. ("OHI"), through its wholly owned subsidiaries described in this Form 10-KSB (with OHI, collectively referred to herein as the "Company"), is engaged in the following business segments:

     -    Cemeteries used for the interment of human remains
     -    Manufacturing and Marketing of Aviation Ground Support
          Equipment

The Company began operations on March 6, 1961, with two cemeteries in Cook County, Illinois, emphasizing service and careful attention to customers' preferences and needs. Over the next 30 years, the Company became involved in more cemeteries, funeral homes, marketing of monuments, and various partnerships in real estate transactions.

On June 29, 1998, the Company acquired substantially all of the assets of Stinar Corporation, a Minnesota corporation, manufacturer and seller of aviation ground support equipment used by airports, airlines and military installations.


(b) BUSINESS OF THE COMPANY

CEMETERIES BUSINESS SEGMENT. Through two wholly owned subsidiaries, Oakridge Cemetery (Hillside), Inc. and Glen Oak Cemetery, Inc., the Company operates two adjacent cemeteries near Hillside, Illinois. The cemetery operations are discussed on a consolidated basis and the Company makes no functional distinction between the two cemeteries, except where noted.

Together the cemeteries comprise 176.7 total acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres with 137,000 burial plots, of which 34,108 were in inventory, with 975 niches and 3,190 crypts, of which 142 niches and 334 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 24 to 32 year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches
and crypts in the future.    In addition to providing internment
services, burial plots and crypts, the Company sells cremation services.


AVIATION GROUND SUPPORT EQUIPMENT SEGMENT. On June 29, 1998, the Company (through Stinar HG, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company ("Stinar")) purchased substantially all of the assets (including the right to use the Stinar name) of Stinar Corporation, a Minnesota corporation ("Seller").

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

Stinar sells its products to airports, airlines, and government and military customers in the United States, where non-government domestic sales comprise approximately 19%, government and military customer's 66% and international 15% of its annual revenues.


          FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The following table summarizes the assets, revenues and operating results attributable to the Company's two industry segments for the date and periods indicated. Other financial information about the Company's business segments appears in Item 6, Management's Discussion and Results of Operations, and in Item 7, Financial Statements.

For the fiscal years ended June 30,         2001          2000

Revenues:
(1)  Aviation                        $19,359,655   $10,533,253
(2)  Cemetery                          2,889,475     2,859,609

Operating profit or loss:
(1)  Aviation                           $209,630      $(99,731)
(2)  Cemetery                            700,981       782,657

Identifiable assets:
(1)  Aviation                        $12,492,417   $11,818,097
(2)  Cemetery                          3,845,010     3,393,904


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

Under Illinois law, the Company is required to place a portion of all sales proceeds of cemetery lots, niches and crypts in a trust fund for perpetual care of the cemeteries. Pursuant to these laws, the Company deposits 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of mausoleum space into a perpetual care fund. Earnings from these funds are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs. The Company's market value of the perpetual care funds balances as of June 30, 2001 was approximately $4,272,600.

The Company has a "pre-need" trust account representing revenues received by the Company for the purchase of vaults and interment services prior to the death of the decedent. The market value of the pre-need trust as of June 30, 2001 was approximately $948,000. The trust is administered by Access Financial Group, Inc., through a master trust with the Illinois Cemetery and Funeral Home Association.

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

Based on air transportation industry statistics obtained from GSE Today, a trade publication, the Company estimates the annual worldwide sales for the types of equipment manufactured by Stinar is approximately $2,000,000,000, and no single competitor of Stinar accounts for in excess of 10% of the share of the domestic market. Competition internationally in the market for Stinar's equipment is equally diffuse, and the international market is served primarily by manufacturers located in the United States, Far East and Europe.


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

Neither of Oakridge's business segments generally extends long-term credit to customers. However, the Company's aviation ground support equipment segment may, in the future, periodically facilitate leasing arrangements through unaffiliated companies for the financing of aviation ground support equipment to airline customers. In certain instances, the Company has provided, and can be expected to continue to provide, limited recourse to such unaffiliated companies in the event of customer default, although the Company believes that the potential liability from the recourse is immaterial to the Company as a whole. The Company believes this credit policy, as well as its working capital requirements, do not materially differ from those of its competitors.

Stinar's sales to customers outside the United States represented approximately 15% percent of consolidated net sales in 2001. Products are manufactured and marketed through the Company's sales department and sales representatives around the world. For additional information, see discussions of individual business segments included below; under Item 6, Management's Discussion and Analysis of Financial Operations; and Item 7, Note 15 of the Notes to Consolidated Financial Statements.


                    OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS. The Cemetery Operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to any understanding of Company's business.


STINAR CORPORATION. While there is no reliable historical information for Stinar to identify specific trends (except for three years of operations), the Company believes that its reliance on customers in the U.S. commercial aviation business exposes Stinar to the cyclical nature of the airline industry. In the event of a downturn or recession in the airline business, world commercial air carriers would be more likely to curtail purchases of capital equipment of the kind manufactured by Stinar. In addition, government budget decisions and world politics will affect sales to military purchasers both domestically and internationally.

The diversity of Stinar's customer base and equipment lines helps mitigates these risks, as does the growing importance of marketing both domestically and internationally, providing Stinar with an additional customer base not subject to economic conditions or politics unless it is global.

The Company operates globally in the aviation ground support equipment segment and is subject to certain risks, including foreign currency fluctuations, acts of war and government actions.

The Company does not believe that the present overall rate of inflation will have a significant impact on the business segments in which it operates. However, a worldwide general sales decline in aviation ground support equipment on a global basis, caused by an act of war on the United States is expected to have a negative effect on operating results in 2002.

While future economic events cannot be predicted, the Company believes its current operations for year ending 2002 will be affected by the act of war on the United States.


                            EMPLOYEES

As of June 30, 2001, the Company had 133 full time and 11 part time or seasonal employees. Of these, the Company employed 113 full-time employees in the aviation segment and 20 full-time and 11 part-time or seasonal employees in the cemeteries segment.

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

During 2001, the Company did not incur any expenses for environmental remediating and a total of approximately $228,000 has been spent in prior years in remediating conditions at the Cemetery Operations. In fiscal year 1997 the Company was notified by the Illinois Environmental Protection Agency ("Illinois EPA") that the environmental work conducted at the Cemetery Operations may not have been in full compliance with its guidelines. The Company responded to the Illinois EPA with a work plan that will require the expenditure of additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the Illinois EPA. Additional costs beyond the $28,500 accrued for at June 30, 2001 may be incurred; however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has Illinois EPA approval. Accordingly, the Company has made no provision for reimbursements. The Company is not aware of any other environmental issues affecting the Cemetery Operations.


STINAR CORPORATION. The Assets purchased by Stinar included a 43,271 square foot manufacturing facility located on approximately 7.875 acres of land (the "Stinar Facility") located in an industrial park in Eagan, Minnesota, a suburb of St. Paul. Prior to the acquisition of the Stinar Facility, Stinar and the Company obtained a Phase I environmental assessment of the Stinar Facility. This Phase I environmental assessment suggested the need for additional study of the Stinar Facility. In addition, the Phase I assessment suggested that certain structural improvements be made to the Stinar Facility. Accordingly, two additional Phase II environmental assessments were performed and revealed the presence of certain contaminants in the soil around and under the building located on the Stinar facility.

Subsequent to the completion of the Phase II environmental assessments and completion of the structural improvements to the building, the Company and Stinar requested and obtained a "no association" letter from the Minnesota Pollution Control Agency ("MPCA") stating that, provided certain conditions set forth in the no association letter are met, the Company and Stinar will not be deemed responsible for contamination which occurred at the Stinar Facility prior to the purchase of the Assets of Stinar. The structural improvements recommended by the Company's environmental consulting firm have been completed and the contaminated soil has been removed and transferred from the property. Now that the contaminated soil has been removed from the property, the Company believes the MPCA will issue the no association letter.

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


                     REAL ESTATE DEVELOPMENT

APPLE VALLEY, CALIFORNIA RAW LAND

On May 22, 2000, the Company acquired 4.5 acres of raw land in Apple Valley, California in exchange for a partial settlement of the judgment against the former chairman of the board. The appraised value of the land was $140,000, with the Company contributing $37,527. At June 30, 2001 the market value of the land has been written down $90,000, due to economic conditions.


ITEM 2:  DESCRIPTION OF PROPERTIES.

The Company's principal executive offices are located at 4810 120th Street West, Apple Valley, Minnesota and are leased month to month. Total rental space is approximately 300 square feet, condition is excellent, and cost is $100 per month. There are no plans for renovation or improvement to the rental space. The property is adequately insured.

The cemetery segment's principal properties are located at Roosevelt Road and Oakridge Ave, Hillside, Illinois. The two business segments comprise 176.7 acres of real estate, of which
12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The business segments have two mausoleums, office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair condition and may require $200,000 of repairs and betterments. The mausoleum for Glen Oak Cemetery is in poor condition and will require approximately $350,000 of repairs and betterments. All other buildings are in fair condition and will require minimum repairs in the future. The cemetery segments are subject to a mortgage in the principal amount of $494,586. See Financial Statements, beginning on page F-1 for payment details.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. This facility was purchased by Stinar in connection with the purchase of Assets. The purchase of the Stinar facility was financed by the Seller pursuant to contracts for deed payable in monthly installments of $9,766 for seven years from the date of purchase, with a balloon payment of principal of $1,207,000 due on June 29, 2005. The condition of the manufacturing facility and office spaces are in fair condition and will require minimum improvements in the future at an estimated cost of $50,000.


ITEM 3:  LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its businesses. There is no material pending, or threatened legal, governmental, administrative or other proceeding to which the Company is a party or of which any of its property is the subject.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders approved the 1999 Stock Incentive Awards Plan (the "1999 Plan") on February 22, 1999, at the annual meeting of shareholders. The purpose of the 1999 Plan is to advance the interests of the Company and its Shareholders by enabling the Company to attract and retain persons of ability to perform services for the Company. By providing an incentive to such individuals through equity participation in the Company and by rewarding such individuals who contribute to the achievement by the Company of its economic objectives. The Company has reserved a maximum of 175,000 shares of common stock for issuance under the 1999 plan. The Company in each fiscal year 2001 and 2000 issued 7,000 stock options to key employees Robert Gregor and Marie Leshyn.


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

                  Fiscal Year 2001    Fiscal Year 2000

First Quarter       $1.88 - 1.25        $7.00 - 2.31

Second Quarter       2.03 - 1.13         4.75 - 1.75
Third Quarter        1.13 -  .69         2.25 -  .75
Fourth Quarter       1.66 -  .75         1.97 -  .88

June 28, 2001, Robert C. Harvey chairman and chief executive officer exercised an option to purchase 40,000 shares of unregistered stock at $.38 per share.


(b) HOLDERS.

As of September 23, 2001, the number of holders of record of the Company's common stock was 1703.


(c) DIVIDENDS.

The Company has never paid dividends on it common stock and does not anticipate paying dividends on its common stock in the foreseeable future.



ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS

                           Fiscal 2001

                 LIQUIDITY AND CAPITAL RESOURCES


The Company relies on cash flow from its two business segments to meet operating needs, debt and funding capital requirements. Cemetery operations have provided sufficient cash during the prior years to support day-to-day operations, current debt service, capital expenditures, and cash to assist in the acquisition of the assets of Stinar. The Company expects that cemetery operations and Stinar will provide sufficient cash during the next five years to cover all debt requirements and operational needs.

Stinar has a $2,500,000 line of credit to fund operations and capital expenditures. The line of credit will expire on November
2, 2001 and per discussions with the bank it is expected to be extended to November 2, 2002 and increased to $4,000,000.

The cemetery has a line of credit for $400,000 to meet any uncertainties that could materially affect liquidity. This line of credit is secured by the assets of the cemetery and matures October 3, 2001. The Company believes that the present line of credit will be extended for another year to October 3, 2002.

There are no expected changes in the number of full time, part time or seasonal employees by the cemetery operations. However, Stinar anticipates because of the economic conditions in the aviation industry layoffs will result.

The Cemetery operation and Stinar had a five-year plan for capital expenditures in 1998 for $2,600,000. The Company is on target at the end of fiscal year 2001.

The Cemetery operations' capital expenditures will be approximately $1,300,000 under the five-year plan. The funds will be expended for road improvements, building improvements, increased inventory of niches and crypts in mausoleum and outdoors, computer software and hardware equipment, and grounds keeping equipment. The Cemetery capital expenditures for fiscal year 2001 were $146,632, and the first three years of the five-year plan totaled $765,922. Expenditures for fiscal year 2001 were for the following: $14,775 for a used truck, $109,157 for repaving of cemetery roads, $18,143 for ground improvements, and $4,557 for miscellaneous.

Stinar capital expenditures will be approximately $1,300,000 under the five-year plan. The funds will be expended for improvements and repairs of the manufacturing plant, office and manufacturing equipment, upgrade administrative offices, and computer software and hardware. Stinar capital expenditures for fiscal year 2001 or the third year of the plan was $93,959, and the first three years of the five-year plan totaled $1,036,325. These funds in fiscal year 2001 were spend on the following:
$17,773 for building improvements, $38,928 for various machinery and equipment, three cranes, and outside forklift, and $37,258 for software and hardware computer equipment.


                      RESULTS OF OPERATIONS

CEMETERY OPERATIONS. In fiscal year 2001, cemetery revenues increased $29,866 or 1% over the fiscal year 2000. Excluding the effect of a large sale of burial spaces to a non-profit organization in fiscal year 2001, cemetery revenues increased $ 213,467 or 7.5% over the prior fiscal year. At-need case volume decreased 4% over fiscal year 2000 due to a change in the cemetery policy relative to public aid cases. Sales of memorials and foundations increased $116,576 or 19%, graveliners $14,306 or 5%, interment fees $31,740 or 4%, and overtime charges $38,855 or 36%. These increases are attributable to price increases and successful memorial marketing efforts.


STINAR OPERATIONS. In fiscal year 2001, revenue increased
$8,826,402, or 84%, over fiscal year 2000. The increase was primarily due to a contract for the sale of bobtails to the United States Air Force.

Cost of goods sold in fiscal year 2001 in relation to sales was $17,430,825 or 90%, and no percentage change when compared to the fiscal year 2000.

Gross profit remained comparable between fiscal years 2001 and 2000 at 10%.

Selling expenses decreased $19,224 or 4%, for the fiscal year
2001, compared to fiscal year 2000. The decrease is due to the reduction in related travel expenses and one less trade show.

General & administrative expenses increased $262,383, or 32%, for the fiscal year 2001 compared to fiscal year 2000. The increases was primarily due to the following; $ 61,922 for a controller and one additional office staff, $24,461 for 401-(k) employer match, and $148,303 of bad debts expense.

Other expenses which consist of interest expense increased by $304,616, or 91%. This was due to a higher debt balance to finance a larger inventory caused by a 84% increase in sales revenue.


HOLDING OPERATIONS. Operating expenses in fiscal year 2001 increased $39,464 or 19%, over fiscal year 2000. The increase was due to the new employment contract with Robert C. Harvey the CEO/President of the operating subsidiaries.
Interest Expense in fiscal year 2001 decreased $4,301, or 3% in comparison to prior fiscal year 2000. The decrease is due a lower debt balance through out the year.


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

Stinar has a $3,000,000 line of credit to fund operations and capital expenditures. The line of credit will expire on October
1, 2001 and per discussions with the bank it is expected to be extended to October 1, 2001.

The cemetery has a line of credit for $225,000 to meet any uncertainties that could materially affect liquidity. This line of credit is secured by the assets of the cemetery and matures October 3, 2000. The Company believes that the present line of credit will be extended for another year to October 3, 2001.

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

The Cemetery operations' capital expenditures will be approximately $900,000 under the five-year plan. The funds will be expended for road improvements, increased inventory of niches and crypts in the mausoleum and outdoors, computer software and hardware equipment, and grounds keeping equipment. The Cemetery capital expenditures for fiscal year 2000 were $351,656, or the first two years of the five-year plan totaled $619,290. Expenditures for fiscal year 2000 were for the following: $40,187 for a dump truck, $257,781 for sewers and repaving of cemetery roads, $28,282 for office equipment, and $3,640 for a new boiler in the mausoleum.

Stinar capital expenditures will be approximately $1,700,000 under the five-year plan. The funds will be expended for improvement and repair of the manufacturing plant, office and manufacturing equipment, upgrade of the administrative offices, and computer software and hardware. Stinar's capital expenditures for fiscal year 2000 or the second year of the plan were $215,503, and the first two years of the five-year plan totaled $942,366. These funds in fiscal year 2000 were spent on the following: $28,037 for building improvements which consisted of garage doors and electrical work, $158,629 for various machinery and equipment, $5,239 for office equipment, and $23,135 for software and hardware computer equipment.


                      RESULTS OF OPERATIONS

CEMETERY OPERATIONS. In fiscal year 2000, cemetery revenues increased $23,223 or .8% over fiscal year 1999. The cemetery did experience a $192,377 increase, or 49%, in cemetery plots due to a one time sale to a non-profit organization. The increase was offset by decreases in sales of foundations (7%), grave boxes (2%), interment fees (6%), vault sealing fees (42%), mausoleum sales (13%), and cremation fees (17%). These decreases are attributable to a decrease in at need cases of approximately 10%. Trust and interest income increased $23,241 or 12% due to timing of receipts.

Operating expenses in fiscal year 2000 increased $75,034 or 5%, but cost of goods sold in relation to sales increased 1.6% over fiscal year 1999. The increase was due to higher labor costs, increased medical and dental insurance benefits for the employees, higher utilities expense and increased costs of fuel.

Gross profit decreased from 50.8% in fiscal year 1999 to 49.8% or 1% in fiscal year 2000. The decrease was due to revenue mix and increased costs of fuel, utilities and labor.

Selling expenses decreased $15,434, or 7.2%, for the fiscal year
2000, compared to fiscal year 1999. The decrease was due to no sales commission earned on the non-profit sale of cemetery plots by the general manager.

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


STINAR. In fiscal year 2000, Stinar revenue increased $914,416, or 9.5%, over fiscal year 1999. The increase is due to the final year of a three-year contract with the United States Air Force to manufacture loading stairs. During fiscal year 1999, no funds were appropriated for this contract; therefore, during fiscal year 2000 and 2001 this contract will complete the second and third year of the contract.

Operating expenses in fiscal year increased $968,537, or 10%, but cost of goods sold in relation to sales only increased 1.5% over fiscal year 1999. The greatest increase was due to higher labor costs (caused by overtime due to lack of a trained workforce and increase in wages to retain and hire qualified personnel), increased medical and dental costs of 40%, and a utilities increase of 25%.

Gross profit decreased from 11.5% in fiscal year 1999 to 10%, or 1.5% in fiscal year 2000. The decrease is attributed to the final year of a three-year United States Air Force contract inherited when purchasing Stinar in 1998.

Selling expenses decreased $22,160, or 4.8%, for the fiscal year
2000, compared to fiscal year 1999, due to less travel and show expenses.

General and administrative expenses increased $106,327, or 38.7%, for the fiscal year 2000 compared to fiscal year 1999. The increase was primarily due to the following; $17,000 consulting fees to train personnel, $73,036 for research and development of a new line of equipment, and $41,020 in contributions to the new 401-k plan.

Interest expense increased $102,497, or 44%. This was due to a higher debt balance to finance a larger truck inventory caused by Ford Motor not delivering 20 trucks per month as requested, but shipping all 200 trucks at one time.


HOLDING OPERATIONS. In fiscal year 2000, other income increased
$50,840, or 88%, over fiscal year 1999. Other income consisted of primarily of partial settlements with prior board members.

Operating expenses in fiscal year 2000 decreased $35,723 or 15% in comparison to the prior fiscal year 1999. The decrease is due to a decrease of $28,050 in officer's salaries, and a reduction of shareholders meeting expenses of $7,659.

Interest expense in fiscal year 2000 increased $7,045, or 4% in comparison to prior fiscal year 1999. The increase is due to increase in line of credit balance during last quarter to assist
Stinar's cash flow.


ITEM 7:  FINANCIAL STATEMENTS.

The financial statements of the Company for the fiscal years ending June 30, 2001 and 2000, located at Item 13, F-1, are incorporated herein.


ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.         None



                            PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors hold office for a one-year term or until their successors are duly elected and qualify. Each director of the Company has served continuously since the year indicated below. The age as of September 21, 2001 and principal occupation or employment of all directors and executives are set forth below.

Robert C. Harvey, (50), has been a Director, Chairman of the
Board, CEO/CFO of Stinar Corporation, President of the Cemeteries and sole director of the two business segments.

Robert B. Gregor, (49), Secretary and Director since 1993, Vice-President of Marketing and Sales at Stinar Corporation since 1999 and Officer of the two cemeteries since 1993. From 1993 to 1998, Mr. Gregor was the Senior Account Executive of E.F Johnson Co.

Jerry Kenline, (57), Mr. Kenline is President and Founder (1986-
2001) of Minncom Companies, Inc., a nationwide computer & network products remarketing company.

Marie Leshyn, (48), CFO/General Manager of Cemetery operations since 1993.

ITEM 10:  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation      Long Term
                                           Compensation
                                           Awards      Payouts

-----------------------------------------------------------------      ---------
-------------
Name and                                             Other Annual
Principal Position        Year    Salary    Bonus    Compensation
---------------------     ---------------------------------------      ---------
-------------
Robert C. Harvey(1)       2001  $180,000  $22,500          $1,000
Chairman of the Board     2000  $112,500  $10,000          $4,248
     and
Chief Executive Officer


Robert B. Gregor          2001  $147,487                     $252
Secretary and             2000   $91,350                     $420
Vice-president


Marie Leshyn              2001   $84,140                   $9,200
CEO of Cemetery           2000   $81,869  $22,377          $9,200




(1) Mr. Harvey was employed by the Company as Chairman of the Board and Chief Executive Officer in November 1992.



OPTION GRANTS AND EXERCISES



The following table summarizes options granted to Officers during 2001 and 2000.


                        Option Grants in Last Fiscal Year

                                Individual Grants


                    Numbers of Securities    % of Total Options       Exercise
or
                    Underlying options       Granted to Employees     Base Price
Expiration
Name                Granted (1)(2)           in Fiscal Year           ($/SH)
Date
----------------    ---------------------    --------------------     ----------
-    ----------

Robert B. Gregor
2001                      5,000                      71%               $1.25
12/31/2005
2000                      5,000                      71%               $2.00
12/31/2005

Marie Leshyn
2001                      2,000                      29%               $1.25
6/30/2005
2000                      2,000                      29%               $2.30
6/30/2005


(1) All the options granted to Mr. Gregor and Ms. Leshyn were granted pursuant to their employment contracts. See "Executive Compensation and Other Benefits-
- Employment Agreement".

(2) These options were granted on June 30, 2001 and 2000.



                      EMPLOYMENT AGREEMENT

The Company has a five year employment contract with Mr. Harvey effective July 1, 2000, the Chairman of the Board and Chief Executive Officer of the Company. Under the agreement, Mr. Harvey is to receive annual compensation of $180,000, with annual adjustments of 5% yearly and any incentive bonus will be decided by the board of directors.

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


                    COMPENSATION OF DIRECTORS

Directors who are not salaried employees of the Company are paid $500 as an annual director's fee plus a fee of $200 per meeting attended. Directors are also reimbursed for travel and lodging expenses as appropriate. There was one board of directors' meeting and one director received $700 for this meeting.

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


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table contains information as of June 30, 2001, concerning the beneficial ownership of the Company's common shares by Mr. Robert C. Harvey, each director, by all directors and officers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common shares.


Name of Individual
or Persons in Group         Number of Shares(a)      % of Class

-----------------------     ------------------       ----------

Robert C. Harvey                 411,329(b)              24.5%
4810 120th Street West
Apple Valley, MN  55124

Robert B. Gregor                 197,689(c)              12.1%
844 Oriole Lane
Chaska, MN  55337

Jerry R. Kenline                 241,500(d)              14.4%
5535 Waterford Circle
Shorewood, MN 55331

All officers and Directors       855,518                 51.0%
as a Group (3 persons)


(a) Unless otherwise noted, all shares shown are held by persons possessing sole voting and investment power with respect to such shares.

(b) Includes 50,307 held by Mr. Harvey's wife and children to which Mr. Harvey may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition, 110,000 of the 411,329 share total listed in the table are shares that could be acquired upon the conversion of convertible subordinated debentures. In addition, 10,000 shares are held jointly by Mr. Harvey and his wife.

(c) Includes 8,125 shares held by Mr. Gregor's wife and children to which Mr. Gregor may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition, 112,564 shares are held jointly by Mr. Gregor and his wife. Also, 39,000 of the 202,689 shares total listed in the table are shares that could be acquired upon exercise of an option and the conversion of the convertible subordinated debenture.

(d) Includes 66,500 held by Mr. Kenline's wife to which Mr. Kenline may be deemed to share voting an investment power, but as to which he disclaims beneficial ownership. Also, 75,000 of the 241,500 shares total listed in the table are shares that could be acquired upon exercise of the convertible subordinated debenture.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended June 30, 2001 and 2000, amounts paid for compliance services to entities elated to the chief executive officer were $14,128 and $16,187 respectively.


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

Independent Auditor's Report

Consolidated Balance Sheets as of June 30, 2001 and 2000

Consolidated Statements of Operations for Years Ended June 30,
2001 and 2000

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 2001 and 2000

Consolidated Statements of Cash Flows for the Years Ended June
30, 2001 and 2000

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

10(d) Subordinated Debenture Agreement (1)

10(e) Loan documents for Mortgage Note Payable (2)

10(f) Marie Leshyn Employment Agreement (3)

10(g) Robert Gregor Employment Agreement (3)

10(h) Robert C. Harvey Employment Agreement

21    Subsidiaries of Registrant. (3)

22    1999 Stock Incentive Award Plan (3)




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














F-1


            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 2001 AND 2000




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








To the Board of Directors and Stockholders
Oakridge Holdings, Inc. and Subsidiaries
Apple Valley, Minnesota


INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






Edina, Minnesota
September 7, 2001








            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS



                                                 June 30,
                                         ----------  ----------
                                               2001        2000
                                         ----------  ----------

ASSETS

Current assets:
Cash and cash equivalents                  $864,181    $902,201
Receivables:
Trade, less allowance for doubtful        4,228,446   3,206,367
  accounts of $25,000 in 2001 and
  $24,000 in 2000
Trust income                                 20,075      19,750
Other                                        15,147      24,200
Inventories:
Production                                6,364,848   6,397,151
Cemetery and mausoleum space                637,205     629,045
Markers, urns and flowers                    22,183      21,259
Deferred income taxes                       104,000     146,000
Other current assets                        140,853      60,500
                                         ----------  ----------

Total current assets                     12,396,938  11,406,476
                                         ----------  ----------
Property and equipment                    5,020,338   4,793,397
Less accumulated depreciation            (1,921,345) (1,637,750)
                                         ----------  ----------
                                          3,098,993   3,155,647
                                         ----------  ----------

Other assets:
Land                                         50,000     140,000
Other                                        47,099      52,813
                                         ----------  ----------
                                             97,099     192,813
                                         ----------  ----------
                                        $15,593,030 $14,754,933
                                         ==========  ==========





                                                 June 30,
                                         ----------  ----------
                                               2001        2000
                                         ----------  ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable - bank                     $2,880,003  $2,195,003
Accounts payable - trade                  1,325,095     918,135
Payable to finance company                3,998,024   4,240,469
Deferred revenue                            598,208     551,210
Accrued liabilities                       1,084,760   1,078,438
Current maturities of long-term debt        752,417     318,737
                                         ----------  ----------

Total current liabilities                10,638,507   9,301,992
                                         ----------  ----------

Long-term debt, including debentures
 payable to related parties of
 $270,000 in 2001 and 2000                2,652,241   3,406,838
                                         ----------  ----------

Total liabilities                        13,290,748  12,708,830
                                         ----------  ----------

Stockholders' equity:
Preferred stock, $.10 par value,
1,000,000 shares authorized; none
issued                                            -           -
Common stock, $.10 par value, 5,000,000
shares authorized; 1,431,503 and
1,391,503 shares issued and outstanding
in 2001 and 2000, respectively              143,151     139,151
Additional paid-in capital                2,028,975   2,017,775
Accumulated deficit                        (130,156)   (110,823)
                                         ----------  ----------

Total stockholders' equity                2,302,282   2,046,103
                                         ----------  ----------
                                        $15,593,030 $14,754,933
                                         ==========  ==========





            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Years Ended June 30,
                                         ----------  ----------
                                               2001        2000
                                         ----------  ----------

Net sales                               $22,249,130 $13,392,862

Cost of good sold                       118,922,741  10,913,690
                                         ----------  ----------

Gross margin                              3,326,389   2,479,172

Selling, general and administrative
 expenses                                 2,041,665   1,708,309
                                         ----------  ----------

Income from operations                    1,284,724     770,863
                                         ----------  ----------

Other income (expense):
Interest expense                           (801,920)   (501,361)
Interest income                              15,430      12,915
Other income (expense), net                 (90,255)    131,558
                                         ----------  ----------

Total other income (expense)               (876,745)   (356,888)
                                         ----------  ----------

Income before income taxes                  407,979     413,975
Income taxes                                167,000     140,000
                                         ----------  ----------

Net income                                 $240,979    $273,975
                                         ==========  ==========



Basic net income per share                    $ .17       $ .20
                                         ==========  ==========

Diluted net income per share                  $ .14       $ .16
                                         ==========  ==========

                    OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2001 AND 2000


                                  Common Stock          Additional
                              ---------------------        Paid-In  Accumulated
                                Shares       Amount        Capital      Deficit
Total

BALANCE, June 30, 1999       1,388,003      138,801      2,017,250     (384,798)
1,771,253

Exercise of stock options        3,500          350            525            -
875

Net income                           -            -              -      273,975
273,975
                             ---------     --------     ----------     --------
----------
BALANCE, June 30, 2000       1,388,003      138,801      2,017,250     (384,798)
1,771,253

Exercise of stock options       40,000        4,000         11,200            -
15,200

Net income                           -            -              -      240,979
240,979
                             ---------     --------     ----------     --------
----------
BALANCE, June 30, 2001       1,431,503     $143,151     $2,028,975     $130,156
$2,302,282
                             =========     ========     ==========     ========
==========



            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                           Years Ended June 30,
                                         ----------  ----------
                                               2001        2000
                                         ----------  ----------
Cash flows from operating activities:

Net income                                 $240,979    $273,975
Adjustments to reconcile net income to
net cash flows from operating activities:
Depreciation                                298,096     258,889
Deferred income taxes                       (42,000)    (44,000)
Land (settlement) write-down                 90,000    (103,000)
Receivables                              (1,013,351) (1,529,570)
Inventories                                  23,219  (4,537,980)
Other assets                                (74,639)    (12,262)
Accounts payable and payable to
 finance company                            164,515   4,557,418
Deferred revenue                             46,998      43,499
Accrued liabilities                           6,322     223,386
                                         ----------  ----------

Net cash flows from operating activities   (175,861)   (869,645)
                                         ----------  ----------

Cash flows from investing activities:

Purchases of property and equipment        (241,442)   (566,696)
Investment in land                                -     (37,000)
                                         ----------  ----------

Net cash flows from investing activities   (241,442)   (603,696)
                                         ----------  ----------

Cash flows from financing activities:

Change in notes payable - bank              685,000     848,447
Principal payments on long-term debt and   (320,917)   (124,687)
Proceeds from issuance of long-term debt          -     700,000
Proceeds on exercise of stock options        15,200         875
                                         ----------  ----------

Net cash flows from financing activities    379,283   1,424,635
                                         ----------  ----------

Net change in cash and cash equivalents     (38,020)    (48,706)

Cash and cash equivalents, beginning of
Year                                        902,201     950,907
                                         ----------  ----------

Cash and cash equivalents, end of year     $864,181    $902,201
                                         ==========  ==========



Supplemental Disclosure of Cash Flow Information:

Cash paid during the years for:

Interest                                  $818,363     $460,574

Income taxes                              $166,000     $ 87,000








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


REVENUE RECOGNITION

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

Aviation Ground Support Equipment

Revenue is recognized when the risks and rewards of ownership transfer to customers, which is generally at the time of shipment. For certain government contracts ownership transfers upon government inspection and approval of the product.


INCOME TAXES

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes. Deferred income taxes relate to differences between the financial and tax bases of certain assets and liabilities. The significant temporary differences relate to valuation allowances, inventories and certain accruals. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.


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

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company generally does not require collateral for its trade accounts receivable. At June 30, 2001, three customers accounted for approximately 67.5% and at June 30, 2000, two customers accounted for approximately 25.4% of the accounts receivable balance.

Customers

A significant portion of the Company's customers are concentrated in the airline industry. A downturn in the airline industry could have a negative impact on the Company's operations.

Net sales to international customers and the United States government were approximately 15% and 66% of net sales in 2001, and approximately 33% and 15% of net sales in 2000, respectively.


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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued the following statements:

SFAS 141, "Business Combinations", which addresses accounting and reporting for business combinations.

SFAS 142, "Goodwill and Other Intangible Assets", which addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

SFAS 143, "Accounting for Asset Retirement Obligations", which addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

These statements become effective on various dates subsequent to June 30, 2001. Management is evaluating what effect, if any, they will have on the Company's financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company has reviewed its revenue recognition policies and determined that they are in compliance with SAB 101. Accordingly, there was no impact on the Company's financial statements from adopting SAB 101.


2.   INVENTORIES

Production inventories consisted of the following:

                                               2001        2000
                                         ----------  ----------

Finished goods                           $        -  $  946,038
Work-in-progress                          2,511,850   2,156,847
Raw materials and trucks in stock         3,852,998   3,294,266
                                         ----------  ----------
                                         $6,364,848  $6,397,151
                                         ==========  ==========


Inventories of cemetery and mausoleum space available for sale consisted of the following:

                                               2001        2000
                                         ----------  ----------
Cemetery space                           $  486,955  $  503,794
Mausoleum space                             150,250     125,251
                                         ----------  ----------
                                         $  637,205  $  629,045
                                         ==========  ==========


3.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                               2001        2000
                                         ----------  ----------

Land                                       $450,000    $450,000
Land improvements                           797,565     675,125
Building and improvements                 1,844,970   1,826,730
Vehicles                                    343,795     332,023
Equipment                                 1,584,008   1,509,519
                                         ----------  ----------

                                         $5,020,338  $4,793,397
                                         ==========  ==========


Depreciation charged to operations was $298,096 in 2001 and $258,889 in 2000.


4.   ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                               2001        2000
                                         ----------  ----------

Salaries and payroll taxes                 $384,817    $314,723
Perpetual care trust funds                  194,351     172,337
Customer deposits                            83,605      83,605
Marker and inscription costs                 91,058      81,304
Interest                                     89,195     105,638
Income taxes                                 95,000     136,000
Environmental costs                          28,500      28,500
Other                                       118,234     156,331
                                         ----------  ----------
                                         $1,084,760  $1,078,438
                                         ==========  ==========


5.  NOTES PAYABLE BANK

The Company has a $400,000 line-of-credit of which $19,997 was unused and available at June 30, 2001. Interest is payable monthly at the prime rate (6.75% at June 30, 2001). The note is secured by the assets of a wholly-owned subsidiary and matures November 2, 2001.

The Company has a $2,500,000 line-of-credit of which $-0- was unused and available at June 30, 2001. Advances on the line-of-credit are based on 80% of eligible accounts receivable, plus 75% of the eligible truck, work-in-process and finished goods inventory, plus 50% of the eligible raw materials inventory. Interest is payable monthly at the bank's reference rate plus
 .75% (7.50% at June 30, 2001.). The note matures November 2, 2001, and is secured by the assets of the Company's wholly-owned subsidiary, Stinar HG, Inc., and by assignment of life insurance policies.


6. FINANCE COMPANY

A finance company finances a subsidiary's inventory truck purchases, which are used in the production of aviation ground support equipment. At June 30, 2001, $3,998,024 was outstanding with interest varying from 7.1% to 10.2%, and at June 30, 2000, $4,240,469 was outstanding. The financing is secured by truck inventory.


7.   LONG-TERM DEBt

Long-term debt consisted of the following:


                                               2001        2000
                                         ----------  ----------

Mortgage note payable  bank,
payable in monthly installments of
$9,350 including interest at 8.625%,
maturing January 2002, secured by
real estate and the assets of the
Company.                                   $494,586    $560,371


Note payable - bank, payable in
monthly installments of $8,917
including interest at the bank's
reference rate plus .75% (7.5%
at June 30, 2001). The note is
secured by all the assets of
Stinar HG, Inc., and matures
November 2004.                              634,404     676,520


Contracts for deed, payable in
monthly installments of $8,264 and
$1,503 including interest at
8.25%, maturing with balloon
payments in June 2005, secured
by certain property.                      1,255,668   1,268,684
                                         ----------  ----------

Long-term debt before debentures          2,384,658   2,505,575


Convertible subordinated debentures
9% interest, due annually each
December 31, convertible into one
common share at a conversion price
equal to 75% of the mean between
the average closing "bid" and "ask"
price on each of the five trading
days prior to the conversion date,
payable in annual installments of
$200,000 commencing June 2001, 2002
and 2003, with the final $100,000
payment due in June 2004, unsecured,
redeemable by the Company with ten
days written notice.                       $500,000    $700,000


Convertible subordinated debentures  9% interest, due annually each
December 31, convertible into one
common share for each $2.00 of the
principal amount, maturing in July
2006, unsecured, $270,000 of the
debentures were issued to an officer
and employee of the Company.                520,000     520,000
                                         ----------  ----------

                                          3,404,658   3,725,575

Less current maturities                    (752,417)   (318,737)
                                         ----------  ----------
                                         $2,652,241  $3,406,838
                                         ==========  ==========


Subsequent maturities as of June 30, 2000, are as follows:

Years Ending June 30:
      2002                               $  752,417
      2003                                  263,735
      2004                                  170,250
      2005                                1,698,256
      2006                                        -
      Thereafter                            520,000
                                         ----------
                                         $3,404,658
                                         ==========


8.   ENVIRONMENTAL COSTS

In 1995, the Company commissioned an engineering study of its property for the purpose of determining the full extent of possible soil contamination. Five underground fuel tanks were found to require removal and the adjoining soil to undergo remediation. Environmental costs expensed to operations were $-0-in 2001 and 2000, and approximately $228,000 in years prior to those presented.

Furthermore, the Company was notified by the Illinois Environmental Protection Agency (IEPA) that the clean-up plan may not be in full compliance with IEPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $28,500 accrued at June 30, 2001, may be incurred; however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.


9.   INCOME TAXES

The provision for income taxes consisted of the following:

                                               2001        2000
                                         ----------  ----------

Current:
 Federal                                   $112,000    $168,000
 State                                       13,000      16,000
                                         ----------  ----------
                                            125,000     184,000
                                         ----------  ----------
Deferred:
  Federal                                    36,000     (40,000)
  State                                       6,000      (4,000)
                                         ----------  ----------
                                             42,000     (44,000)
                                         ----------  ----------

                                           $167,000    $140,000
                                         ==========  ==========


Principal reasons for variations between the statutory federal tax rate and the effective tax rate were as follows:

                                               2001        2000
                                         ----------  ----------

  Statutory U.S. federal tax rate             34.0%       34.0%
  State taxes, net of federal benefit          3.0         1.9
  Other                                        3.9        (1.9)
                                         ----------  ----------
                                              40.9%       34.0%
                                         ==========  ==========


The net deferred income tax assets in the accompanying consolidated balance sheets included the following components as of June 30, 2001 and 2000:

                                               2001        2000
                                         ----------  ----------

Deferred income tax assets                 $129,000    $146,000
Deferred income tax liabilities             (25,000)          -
Valuation allowance                               -           -
                                         ----------  ----------
Net deferred income tax assets             $104,000    $146,000
                                         ==========  ==========


10.  OTHER RELATED PARTY TRANSACTIONS

During the years ended June 30, 2001 and 2000, amounts paid for compliance services to entities related to the chief executive officer were $14,128 and $16,187, respectively.

The Company leases office space from an officer of the Company on a month-to-month basis at $100 per month.


11.  BENEFIT PLANS

Certain subsidiaries of the Company participate in a multi-employer union administered defined benefit pension plan that covers the cemetery employees. Pension expense under this plan was $26,108 in 2001, and $25,508 in 2000.

The Company has a 401(k) profit sharing plan that covers all eligible non-union employees. Participants can elect to contribute pre-tax compensation, and effective January 1, 2000, the Company matches 50% of the first 6% of compensation contributed to the Plan. Expense for the 401(k) Plan was $68,538 in 2001 and $45,848 in 2000.


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

On September 1, 1998, the Board of Directors approved a Stock Incentive Awards Plan to attract and retain individuals to contribute to the achievement of the Company's economic objectives. Under the Plan, individuals are eligible based on the judgement of a committee of Board members (committee). At the discretion of the committee, eligible recipients may be granted options to purchase shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. The stock options are exercisable at such times and in such installments as determined by the committee, limited to a maximum of ten years from the date of the grant. The Plan has authorized the issuance of 175,000 shares of common stock under the Plan, of which there were grants for 7,000 shares issued in 2001 and 2000, and 161,000 shares available for future grants at June 30, 2001.

Shares subject to option are summarized as follows:



                        1990       Employee    Weighted
                        Stock      Stock       Average
                        Option     Options     Exercise
                        Plan                   Price

                       -------     -------     --------

   BALANCE,

    June 30, 1999       3,500      40,000        $.31

  Options granted           -       7,000       $2.09

  Options exercised    (3,500)          -        $.25
                       ------      ------

  BALANCE,

   June 30, 2000            -      47,000        $.63

  Options granted           -       7,000       $1.25

  Options exercised         -     (40,000)       $.38
                       ------      ------

  BALANCE,

   June 30, 2001            -      14,000       $1.67

                       ======      ======

  Options exercisable
    at:

  June 30, 2000             -      47,000        $.63
  June 30, 2001             -      14,000       $1.67



Information regarding options outstanding at June 30, 2001, is as follows:

Type of Option    Number of   Exercise    Weighted   Weighted
                  Options     Price       Average    Average
                              Range       Exercise   Remaining
                                          Price      Contractual
Life
--------------    ---------   --------    --------   -----------

Employee Stock       14,000     $1.25 -      $1.67   3.8 Years
Options                         $2.30



The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. Had compensation cost been recognized based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been as follows:

                                               2001        2000
                                         ----------  ----------
Net Income

As reported                                $240,979    $273,975
Pro forma                                  $237,379    $268,345


The weighted average fair value of options granted was $.77 in 2001 and $1.22 in 2000. The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used for grants in 2001 and 2000 were as follows:

                                               2001        2000
                                         ----------  ----------

Risk free interest rate                       5.25%        6.0%
Expected life of options                    5 Years     5 Years
Expected volatility                          69.01%      61.98%
Expected dividend yield                           -           -


13. TRUST FUNDS

Two of the Company's wholly-owned subsidiaries are beneficiaries of perpetual care trust funds established under the Cemetery Care Act of the State of Illinois. Earnings on these perpetual care trust funds are to be used for the care, preservation and ornamentation of the Company's cemetery and mausoleum properties. Earnings on these perpetual care trust funds totaled $213,471 in 2001, and $203,382 in 2000. Perpetual care trust fund assets totaled approximately $4,272,600 at June 30, 2001.

The wholly-owned subsidiaries also have a "pre-need" trust account representing revenues received for the purchase of vaults and interment services prior to the death of the decedent. The market value of the pre-need trust as of June 30, 2001 was approximately $948,000.


14.  EARNINGS PER SHARE OF COMMON STOCK DISCLOSURES

The following tables reconcile the income and shares of the basic and diluted earnings per share computations:


2001                        Income        Shares      Per-Share
----                      ----------   -----------   -----------
                          (Numerator) (Denominator)    (Amount)
                          ----------   -----------   -----------

Basic EPS:
  Income available to
   common shareholders      $240,979     1,388,291          $.17

Effect of Dilutive
Securities:
  Employee Stock Options           -           142
  Convertible Debentures      55,080       776,555
                          ----------   -----------   -----------

Diluted EPS:
  Income available to
   common shareholders
   plus assumed
   conversions              $269,059     2,164,988          $.14
                          ==========   ===========   ===========



2000                        Income        Shares      Per-Share
----                      ----------   -----------   -----------
                          (Numerator) (Denominator)    (Amount)
                          ----------   -----------   -----------

Basic EPS:
  Income available to
   common shareholders      $273,975     1,388,291          $.20

Effect of Dilutive
Securities:
  Employee Stock Options           -        32,453
  Convertible Debentures      74,468       729,602
                          ----------   -----------   -----------

Diluted EPS:
  Income available to
   common shareholders
   plus assumed
   conversions              $346,443     2,150,346          $.16
                          ==========   ===========   ===========


15.  SEGMENT INFORMATION

The Company's operations are classified into two principal industry segments: cemeteries and aviation ground support equipment. The accounting policies of the segments are the same as those described in the summary of significant account policies. The Company evaluates performance based on profit or loss from operations before income taxes. Financial information by industry segment as of and for the years ended June 30, 2001 and 2000, is summarized as follows:

                          Cemeteries     Aviation        Total
                                         Ground
                                         Support
                                         Equipment
                          ----------   -----------   -----------
2001
----
Net sales - external      $2,889,475   $19,359,655   $22,249,130
Depreciation and
  Amortization               112,368       184,022       296,390
Interest expense                 398       638,320       638,718
Segment operating profit     700,981       209,630       910,611
Segment assets             3,845,010    12,492,417    16,337,427
Expenditures for segment
  fixed assets               146,632        93,959       240,591
Income tax expense           189,000        88,000       277,000


2000
----
Net sales - external      $2,859,609   $10,533,253   $13,392,862
Depreciation and
  Amortization                99,283       165,712       264,995
Interest expense                 152       333,705       333,857
Segment operating profit     782,657       (99,731)      682,926
Segment assets             3,393,904    11,818,097    15,212,001
Expenditures for segment
  fixed assets               351,656       215,040       566,696
Income tax expense (benefit) 165,000       (3,,000)      128,000



Reconciliation of segment profit to consolidated income before income taxes is as follows:

                                               2001        2000
                                         ----------  ----------
Total profit for reportable
  segments                                 $910,611    $682,926
Unallocated amounts:
Interest expense                           (163,202)   (167,504)
Other corporate expenses                   (249,341)   (209,877)
Other corporate income                      (90,089)    108,430
                                         ----------  ----------
Income before income taxes                 $407,979    $413,975
                                         ==========  ==========


Reconciliation of segment assets to consolidated assets is as follows:

                                               2001        2000
                                         ----------  ----------
Total segment assets                    $16,337,427 $15,212,001
Other assets                                 79,024     192,189
Elimination of receivable from
  holding company                          (823,421)   (649,257)
                                         ----------  ----------
Total assets                            $15,593,030 $14,754,933
                                         ==========  ==========

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


16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at June 30, 2001, and the methods and assumptions used to estimate such fair values, were as follows:

Cash and cash equivalents - the fair value approximates the carrying amount because of the short maturity of those financial instruments.

Long-term debt and other notes payable - the fair value approximates the carrying amount, as the interest rates on the debt approximate current interest rates.


17.  RESEARCH AND DEVELOPMENT

Research and development expenses charged to operations were $140,000 in 2001 and $73,036 in 2000.


18.  OTHER INCOME (EXPENSE)

In 2000, the Company received land as settlement with a former officer. The land had an appraised value of $140,000, which resulted in a 2000 gain of $103,000. In 2001, the Company determined the value of land, based on comparable 2001, sales was $50,000 and recorded a land write-down of $90,000.


19.  SIGNIFICANT ITEMS AFFECTING FOURTH QUARTER RESULTS OF
OPERATIONS

In the fourth quarter of 2001, the Company recorded pretax charges for an inventory write-down of $140,000, an accounts receivable write-down of $76,305 and a land write-down of $90,000. These adjustments reduced 2001 diluted net income per share by $.08.










                           Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the
Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE HOLDINGS, INC.
/S/ Robert C. Harvey
Chairman Of the Board Of Directors
Dated: September 27, 2001




In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/S/ Robert C. Harvey
Chief Executive Officer
Chief Financial Officer
Dated: September 27, 2001




/S/ Robert B. Gregor
Secretary
Director
Dated: September 27, 2001