Form 10QSB
period 2001-09-30
OAKRIDGE HOLDINGS INC
filed 2001-11-13
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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


                           1,431,503

Transitional Small Business Disclosure Format (Check One):
{ )Yes {X}No


                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


            For the quarter ended September 30, 2001


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2001 (unaudited) and June 30, 2001

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2001 and 2000 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000 (unaudited)

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


ITEM 6.   Exhibits and Reports on Form 8


SIGNATURES

PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS                          September 30,2001 June 30,2001
                                    (Unaudited)
                                 ________________  ___________
Cash & cash equivalents                  $687,016     $864,181
Receivables                             3,308,146    4,263,668
Inventories:
  Production                            5,436,969    6,364,848
  Cemetery and mausoleum space            633,788      637,205
  Markers, urns & flowers                  15,465       22,183
Deferred income taxes                      46,000      104,000
Other current assets                      150,928      140,853
                                      -----------  -----------
Total current assets                   10,278,312   12,396,938
                                      -----------  -----------


Property, plant and equipment, at cost  5,127,790    5,020,338
 Allowance for depreciation            (1,981,630)  (1,921,345)
                                      -----------  -----------
                                        3,146,160    3,098,993
                                      -----------  -----------

Other assets                               89,163       97,099
                                      -----------  -----------



                                      $13,513,635  $15,593,030
                                      ===========  ===========

PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES                      September 30,2001  June 30,2001
                                    (Unaudited)
                                 _________________  ____________
Notes payable bank                      $2,405,003    $2,880,003
Accounts payable                         3,964,045     5,323,119
Deferred revenue                           640,450       598,208
Accrued salaries & payroll taxes           214,304       384,817
Accrued perpetual care fund                187,688       194,351
Accrued marker and inscription costs        48,415        91,058
Accrued Interest                           112,145        89,195
Customer Deposits                           23,306        31,940
Current maturities of long-term debt       731,716       752,417
Other current liabilities                  126,615       293,399
                                       -----------   -----------
Total current liabilities                8,453,687    10,638,507
                                       -----------   -----------

Long-term debt                           2,652,241     2,652,241
                                       -----------   -----------

Total liabilities                       11,105,928    13,290,748
                                       -----------   -----------

STOCKHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                        2,172,126     2,172,126
Accumulated earnings (deficit)             235,581       130,156
                                       -----------   -----------
                                         2,407,707     2,302,282
                                       -----------   -----------
                                       $13,513,635   $15,593,030
                                       ===========   ===========



             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                Three Months Ended September 30,
2001          2000
                                __________________ _____________
Revenue, net:
  Cemetery                                $599,174      $653,542
  Aviation                               3,977,489     5,384,594
  Interest - Care Funds                     58,846        56,635
  Other                                      1,408         9,657
                                        ----------    ----------
    Total revenue                        4,636,917     6,104,428
                                        ----------    ----------
Operating expenses:
  Cost of aviation sales                 3,583,525     4,753,099
  Cost of cemetery sales                   350,839       363,106
  Sales and marketing                       87,877       131,266
  General and administrative               248,758       280,020
                                        ----------    ----------
    Total operating expenses             4,270,999     5,527,491
                                        ----------    ----------
Income from operations                     365,918       576,937

Interest expense                           220,493       185,612
                                        ----------    ----------
Income from continuing operations
  before income taxes                      145,425       391,325

Provision for income taxes                  40,000       133,000
                                        ----------    ----------
Net income                                $105,425      $258,325
                                        ==========    ==========

Net income per common share - basic          $.074         $.186
                                        ==========    ==========
Weighted average number of common
  shares outstanding - basic             1,431,503     1,391,503
                                        ==========    ==========

Net income per common shares - diluted        .054          .114
                                        ==========    ==========
Weighted average number of common
  shares outstanding - diluted           2,247,059     2,428,170
                                        ==========    ==========

                  See accompanying notes to the
           condensed consolidated financial statements



PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                Three Months Ended September 30,
                                              2001          2000
                                 _________________  ____________
Cash flows from operating activities:
  Net income                              $105,425      $258,325
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization             61,605        62,265
    Change in accounts receivable          955,522       116,190
    Change in inventories                  938,014        96,163
    Change in deferred income taxes         58,000       103,000
    Change in other assets                  (3,459)      (97,542)
    Change in accounts payable          (1,359,074)     (964,394)
    Change in accrued liabilities         (330,045)      759,057
                                        ----------    ----------

Net cash from operating activities         425,988       333,064
                                        ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment      (107,452)      (28,334)
                                        ----------    ----------
  Net cash from investing activities      (107,452)      (28,334)
                                        ----------    ----------
Cash flows from financing activities:
  Repayment on long-term debt              (20,701)      (11,839)
  Proceeds from short-term borrowing      (475,000)            -
                                        ----------    ----------
  Net cash from financing activities      (495,701)      (11,839)
                                        ----------    ----------
Net increase (decrease) in cash:          (177,165)      292,891

Cash at beginning of period                864,181       902,201
                                        ----------    ----------
Cash at end of period                     $687,016    $1,195,092
                                        ==========    ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. Operating results for the three-month period ended September 30, 2001 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


2.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures. The following table presents the computation of basic and diluted EPS.

                                Three Months Ended September 30,
                                             2001           2000
                                       ----------     ----------
Income from continuing operations        $105,425       $258,325

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,431,503      1,391,403

Additional common shares to be issued
assuming exercise of stock options, and
conversion of convertible debentures      815,556      1,036,667

Additional income from continuing
operations, assuming conversion of
convertible debentures at the beginning
of the period                             $15,147        $18,117

Shares used to compute dilutive effect
of stock options and convertible
debentures                              2,247,059      2,428,170

Basic earnings per common share
from continuing operations                  $.074          $.186

Diluted earnings per common share
from continuing operations                  $.054          $.114



3.   COMPREHENSIVE INCOME

The Company has significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods.


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

The table below summarizes information about reported segments for the three months ended September 30:


Three Months Ended
September 30, 2001:

                         Aviation
                         Ground Support
                         Equipment      Cemeteries     Corporate
                         ___________    __________     _________
Revenues                  $3,978,572      $658,020          $325

Depreciation                  33,000        27,016           269

Gross Margin                 395,047       307,181           325

Selling Expenses              38,304        49,573             -

General & Administrative
     Expenses                 69,430        96,968        82,360

Interest Expense             181,168             -        39,325

Income (loss) before
     Taxes                   106,145       160,640      (121,360)

Capital Expenditures          19,127        88,325             -

Segment assets:
     Inventory             5,436,969       649,253             -
     Property, Plant
      & Equipment          2,079,621     1,064,761         1,778

     Other Assets             33,791             -        55,372



Three Months Ended
September 30, 2000:


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





ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company for the first three months of fiscal year 2002, had a decrease in cash of $177,165 compared to a cash increase in the same period in fiscal year 2001 of $292,891. As of September 30, 2001, the Company held cash and cash equivalents of $687,016.

During the three month period ended September 30, 2001, the Company recorded net income of $105,425. The Company's net cash provided by operating activities was $425,988 in the first three months of fiscal year 2002 compared to net cash provided by operating activities of $330,064 in the same comparable period in fiscal year 2001. The increase in net cash from operating activities was primarily due to the decrease in accounts receivable and inventories. Cash flows used in investing activities was $107,425 due to capital expenditures, and net cash used in financing activities was $495,701 due to the repayment of short term debt and long term debt incurred to acquire the building and land of the aviation ground support equipment business and finance inventory requirements. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company continues to maintain a good financial position, with net working capital of $1,824,625, an increase of $66,194 since June 30, 2001. Current assets amounted to $10,278,312 and current liabilities were $8,453,687, resulting in a current ratio of 1.22 to 1, which resulted in a slight change from June 30, 2001. With debt of $11,105,928 and equity of $2,407,707 at September 30, 2001, the debt as a percentage of total capital was 82%, compared with 85% at June 30, 2000. The decrease of 3% is primarily due to the decrease in accounts payable and bank debt.

The Company's present working capital has continued to improve and is sufficient to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2002 were $107,452 compared with $28,334 the same period in fiscal year 2001. These investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business and new roads for the cemetery business. The Company anticipates that it will spend approximately $100,000 on capital expenditures during the next three quarters of fiscal year 2002. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $.75 to $1.75 per share during the first three months of Company's fiscal year 2002. The Company's book value per share at September 30, 2001 was $1.68 compared with $1.60 at June 30, 2001. The Company's annualized return from continuing operations on average equity for the three months of fiscal year 2002 was 17% compared with 45% for the three months of fiscal year 2001. The annualized return from continuing operations on average assets was 3% compared with 7% for the three months of fiscal year 2001.

The Company has available through two banks line of credit for $2,900,000. As of September 30, 2001 there was $2,405,003 outstanding under these facilities.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2001, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2002.


RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2002 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2001

First quarter revenues of $4,636,917 were a decrease of $1,467,511 or 26%, when compared to 2001's comparable period.
The decrease was due to the aviation ground support equipment economic slowdown in the airline business. The events of September 11 have severely impacted the outlook for aviation ground support equipment. Lower profitability for this business segment is expected for remaining quarters of fiscal year 2002 as airlines have essentially put a freeze on capital expenditures. These conditions cloud our outlook for fiscal year 2002.

Cemetery revenue decreased $54,368 to $599,174, or 9% over the prior comparable period revenue of $653,542, primarily due to decreased sales of markers and mausoleum space during the first quarter of fiscal year 2002.

The cemetery gross profit margin decreased to 41.4% in first quarter of fiscal year 2002 or 3% when compared to 44.4% for the corresponding period in fiscal year 2001. The decrease is attributable to increased costs of burial vaults and memorials.

Gross profit margin for the aviation ground support equipment business decreased to 10% in first quarter of fiscal year 2002 or 2% when compared to 12% for the corresponding period in fiscal year 2001. The decrease in gross profit margin was due to the economic slowdown in the airline industry and managements decision to decrease sales prices to be competitive in the market.

Interest from cemetery care funds increased $2,211 or 3.9% in first quarter of fiscal year 2002. The increase is attributable to increased fund balances, offset by lower rates of return on investment.

Other Income is immaterial.

Selling expenses for the cemetery operations in relation to sales remained constant at 8% in fiscal year 2002 and 2001.

Selling expenses for the aviation ground support equipment in first quarter of fiscal year 2002 in relation to sales remained constant at .9% in comparison to first quarter of fiscal year
2002 and 2001.

Corporate general and administrative expenses, which are expenses associated with supporting the Company's day-to-day management of its existing businesses and corporate increased $12,468 or 17%. The increase is due to higher professional fees related to audit and security and exchange commission filings.

Cemetery general and administrative expenses decreased $18,874 or 16% in the first quarter of 2002. The decrease is primarily due to use of a temporary employment agency to input interment data into the database and a recruiting agency fee paid to hire a new employee in fiscal year 2001.

Aviation ground support equipment business general and administrative expenses in the first quarter of fiscal year 2002 decreased $22,130 or 24% in comparison to the first quarter of fiscal year 2001. The decrease is primarily due to less employees due to the economic slowdown in the airline industry.

Depreciation and amortization expenses remained stable at $62,000 for the first quarter of fiscal year 2002 and 2001.

Interest expense in the first quarter of fiscal year 2002 was $220,493 or a increase of $34,881 or 19% in comparison to the first quarter of fiscal year 2001 expense of $185,612. The increase in interest expense was attributable to higher inventory levels for chassis.


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


Date:  November 12, 2001