Form 10KSB/A
period 2001-06-30
OAKRIDGE HOLDINGS INC
filed 2002-01-10
CIK 73605

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


                      RESULTS OF OPERATIONS

CEMETERY OPERATIONS. In fiscal year 2001, cemetery revenues increased $29,866 or 1% over the fiscal year 2000. Excluding the effect of a large sale of burial spaces to a non-profit organization in fiscal year 2001, cemetery revenues increased $ 213,467 or 7.5% over the prior fiscal year. At-need case volume decreased 4% over fiscal year 2000 due to a change in the cemetery policy relative to public aid cases. Sales of memorials and foundations increased $116,576 or 19%, grave liners $14,306 or 5%, interment fees $31,740 or 4%, and overtime charges $38,855 or 36%. These increases are attributable to price increases and successful memorial marketing efforts.

Operating expenses in fiscal year 2001 increased $60,083, or 4%, but cost of goods sold in relation to sales increased 2% over fiscal year 2000. The increase was due to higher labor costs, increased medical and dental insurance benefits for the employees, higher utilities expenses and increased cost of fuel.

Gross profit decreased from 46% in fiscal year 2000 to 44%, or 2%, in fiscal year 2001. The decrease was due to revenue sales mix, and increased cost of fuel, utilities, labor and labor related benefits expenses.

Selling expenses increased $16,904, or 9%, for the fiscal year
2001, but remained constant when compared to 1999. The increase was primarily due to increased medical insurance costs and one additional employee for the year.

General and administrative expenses increased $33,092, or 8%, for the fiscal year 2001 compared to fiscal year 2000. The increase is attributed to higher cost of labor and labor related benefits and bad debt expense.


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

OAKRIDGE HOLDINGS, INC.
/S/ Robert C. Harvey
Chairman Of the Board Of Directors
Dated: January 10, 2002




In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/S/ Robert C. Harvey
Chief Executive Officer
Chief Financial Officer
Dated: January 10, 2002




/S/ Robert B. Gregor
Secretary
Director
Dated: January 10, 2002