Form 10QSB
period 2001-12-31
OAKRIDGE HOLDINGS INC
filed 2002-02-13
CIK 73605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

                 For the quarter ended December 31, 2001


                            TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         (a) Condensed Consolidated Balance Sheets as of December 31, 2001 (unaudited) and June 30, 2001

         (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2001 and 2000 (unaudited) and six months ended December 31, 2001 and 2000 (unaudited)

         (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000 (unaudited)

         (d)  Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 2.  Changes in Securities and Use of Proceeds

ITEMS 3-5. Not Applicable

ITEM 6.  Exhibits and Reports on Form 8



SIGNATURES

















PART I - FINANCIAL INFORMATION                               FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                           OAKRIDGE HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)




ASSETS:                                 December 31, 2001    June 30, 2001
(Unaudited)
                                        _________________    _____________
Cash & cash equivalents                          $552,496         $864,181
Receivables                                     2,995,298        4,263,668
Inventories:
  Production                                    3,986,049        6,364,848
  Cemetery and mausoleum space                    630,044          637,205
  Markers, urns & flowers                          26,205           22,183
Deferred income taxes                             104,000          104,000
Other current assets                              158,409          140,853
                                               ----------       ----------
Total current assets                            8,452,501       12,396,938
                                               ----------       ----------

Property, plant and equipment, at cost          5,188,121        5,020,338
Allowance for depreciation                     (2,041,915)      (1,921,345)
                                               ----------       ----------
                                                3,146,206        3,098,993
                                               ----------       ----------
Other assets                                       94,301           97,099
                                               ----------       ----------
                                              $11,693,008      $15,593,030
                                               ==========       ==========





LIABILITIES:                            December 31, 2001    June 30, 2001
                                               (Unaudited)
                                        _________________    _____________

Notes payable & current maturities             $2,622,589       $3,632,420
Accounts payable                                2,823,737        5,323,119
Accrued customer deposits                          33,977           31,940
Accrued compensation                              194,331          384,817
Accrued perpetual care fund                       212,798          194,351
Accrued deferred revenue                          626,729          598,208
Accrued marker and inscription costs               49,430           91,058
Accrued interest                                   98,211           89,195
Other current liabilities                          90,861          293,399
                                               ----------       ----------
Total current liabilities                       6,752,663       10,638,507
                                               ----------       ----------
Long-term debt                                  2,652,241        2,652,241
                                               ----------       ----------
Total liabilities                               9,404,904       13,290,748
                                               ----------       ----------
STOCK HOLDERS' EQUITY
Common stock & additional paid-in-capital       2,172,126        2,172,126
Accumulated earnings                              115,978          130,156
                                               ----------       ----------
                                                2,288,104        2,302,282
                                               ----------       ----------
                                              $11,693,008      $15,593,030
                                               ==========       ==========

See accompanying notes to the condensed consolidated financial statements


                                        OAKRIDGE HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)



                                     Three Months Ended December 31,   Six
Months Ended December 31,
                                                2001            2000
2001            2000
                                     _______________________________
_____________________________
Revenue, net:
  Cemetery                                  $617,684        $586,444
$1,216,858      $1,239,986
  Aviation                                 4,062,085       4,170,648
8,039,574       9,555,242
  Interest - Care Funds                       56,263          59,587
115,109         116,222
  Other                                       37,183           7,085
38,591          16,742
                                           ---------       ---------      ------
----      ----------
 Total revenue                             4,773,215       4,823,764
9,410,132      10,928,192
                                           ---------       ---------      ------
----      ----------

Operating Expenses:
  Cost of aviation sales                   4,083,068       3,767,369
7,666,593       8,520,468
  Cost of cemetery sales                     324,186         343,427
675,025         706,533
  Sales and marketing                        161,915         150,437
249,792         281,703
  General and administrative                 241,101         220,407
489,859         500,427
                                           ---------       ---------      ------
----      ----------
Total operating expenses                   4,810,270       4,481,640
9,081,269      10,009,131
                                           ---------       ---------      ------
----      ----------
Income (loss) from operations                (37,055)        342,124
328,863         919,061

Interest expense                             122,548         196,017
343,041         381,629
                                           ---------       ---------      ------
----      ----------
Income from continuing operations
  before income taxes                       (159,603)        146,107
(14,178)        537,432

Provision (benefit) for income taxes         (40,000)         12,106
-         145,106
                                           ---------       ---------      ------
----       ---------
Net income                                 $(119,603)       $134,001
$(14,178)       $392,326
                                           =========       =========
==========       =========

Net income per common share - basic           $(.084)          $.096
$(.010)          $.282
                                           =========       =========
=========       =========

Weighted average number of common
  shares - basic                           1,431,503       1,391,503
1,431,503       1,391,503
                                           =========       =========
=========       =========

Net income per common share - diluted         $(.084)          $.063
$(.010)          $.176
                                           =========       =========
=========       =========

Weighted average number of common shares
  outstanding - diluted                 Antidilutive       2,428,939
Antidilutive       2,428,170
                                        ============       =========
============       =========

See accompanying notes to the condensed consolidated financial statements

                         OAKRIDGE HOLDINGS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)


                                             Six Months Ended December 31,
                                                       2001          2000
                                             ______________ _____________
Cash flows from operating activities:
  Net income                                       $(14,178)     $392,326
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & amortization                     120,570       118,557
    Change in accounts receivable                 1,268,370     1,079,972
    Change in inventories                         2,381,938       737,772
    Change in deferred income taxes                       -       145,106
    Change in prepaid and other assets              (14,758)      (83,475)
    Change in accounts payable                   (2,499,382)   (2,502,114)
    Change in accrued liabilities                  (376,631)      100,070
                                                 ----------    ----------

Net cash from operating activities                  865,929       (11,786)
                                                 ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment               (167,783)      (55,385)
                                                 ----------    ----------
  Net cash from investing activities               (167,783)      (55,385)
                                                 ----------    ----------
Cash flows from financing activities:
  Repayment on long-term debt                    (1,009,831)      (60,225)
  Proceeds from short-term borrowing                      -       300,000
                                                 ----------    ----------
  Net cash from financing activities             (1,009,831)      239,775
                                                 ----------    ----------
Net increase (decrease) in cash:                   (311,685)      172,604

Cash at beginning of period                         864,181       902,201
                                                 ----------    ----------
Cash at end of period                              $552,496    $1,074,805
                                                 ==========    ==========

See accompanying notes to the condensed consolidated financial statements













                         OAKRIDGE HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, the impact of the September 11, 2001 terrorist attacks referred to below, and asset impairment and other charges necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not indicative of results of operations for the entire year (see discussion of the impact of the September 11, 2001 terrorist attacks in footnote 2 below). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.
These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001.

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

Among the effects experienced by the Company from the September 11, 2001 terrorist attacks have been significant cancellation of sales orders by customers, drastic decrease in parts orders, customers ignoring credit terms and settling debts in 90 to 120 days instead of 45 to 60 days. Further terrorist attacks using commercial aircraft in flight could result in the airlines grounding their fleet and causing severe financial difficulties in the aviation ground support equipment industry. In addition, terrorist attacks not involving commercial aircraft, or general increase in hostilities relating to reprisals against terrorist organizations or otherwise, could result in decreased orders for parts and equipment.

The Company will continue to evaluate whether any additional provisions and/or revisions to the charges recorded as of September 11, 2001 (see footnote 2 below) are required during the third quarter of fiscal year 2002. However, the impact of September 11, 2001 terrorist attacks on the Company's financial condition and the sufficiency of its financial resources to absorb that impact will depend on a number of factors. For discussion of these factors, see Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.



2. TERRORIST ATTACKS

On September 11, 2001, terrorists hijacked and intentionally crashed four commercial aircraft operated by two U.S. air carriers, causing substantial loss of life and property. While these aircraft were neither owned nor operated by the Company, these events had an immediate and severe impact on the U.S. aviation ground support equipment manufacturers. Sales of equipment and parts orders have been drastically reduced due to the downturn in the airline industry. As a result of these events, the Company was forced to reduce its workforce from over 100 employees to 18 employees.


3. EARNINGS PER COMMON SHARE


                                              Six Months Ended December 31,
                                                        2001           2000
                                                  ----------     ----------

Income from continuing operations                   $(14,178)      $919,062

Average shares of common stock outstanding
used to compute basic earnings per common share    1,431,503      1,391,503

Additional common shares to be issued assuming
exercise of stock options, and conversion of
convertible debentures                          Antidilutive        747,965

Additional income from continuing operations,
assuming conversion of convertible debentures
at the beginning of the period                  Antidilutive         36,234

Shares used to compute dilutive effect
of stock options and convertible debentures     Antidilutive      2,097,635

Basic earnings per common share from
continuing operations                                 $(.010)         $.660

Diluted earnings per common share
from continuing operations                            $(.010)          .302


4.  COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income(loss) is the same as net income(loss) for all periods.


5. OPERATING SEGMENTS AND RELATED DISCLOSURES

The Company operations are classified into two principal industry segments: cemeteries and aviation ground support equipment.

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.

The table below summarizes information about reported segments for the three months and six months ended December 31:


Six Months Ended
December 31, 2001:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $8,077,646   $1,331,967        $519    $9,410,132

Cost of Sales           7,666,593      675,025           -     8,341,618

Gross Profit              411,053      656,942         519     1,068,514

Selling, General &
Administrative Expenses   307,663      301,585     130,403       739,651

Operating Income          103,390      355,357    (129,884)      328,863

Interest Expense          262,238          130      80,673       343,041

Income (loss)
before taxes             (158,848)     355,227    (210,557)      (14,178)

Depreciation and
Amortization               65,724       54,032         814       120,570

Assets                  8,608,060    2,911,107     173,841    11,693,008

Capital Expenditures       31,799      135,984           -       167,783


See accompanying notes to the condensed consolidated financial statements



Three Months Ended
December 31, 2001:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $4,099,074     $673,947        $194    $4,773,215

Cost of Sales           4,083,068      324,186           -     4,407,254

Gross Profit              16,0069      349,761         194       365,961

Selling, General &
Administrative Expenses   199,929      155,044      48,043       403,016

Operating Income (loss)  (183,923)     194,717     (47,849)      (37,055)

Interest Expense          (81,070)        (130)    (41,348)     (122,548)

Income (loss)
before taxes             (264,993)     194,587     (89,197)     (159,603)

Depreciation and
Amortization               33,751       27,016         407        61,174

Assets                  8,608,060    2,911,107     173,841    11,693,008

Capital Expenditures       12,672       47,659           -        60,331


See accompanying notes to the condensed consolidated financial statements



Six Months Ended
December 31, 2000:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $9,571,655   $1,356,158        $379   $10,928,192

Cost of Sales           8,520,468      706,533           -     9,227,001

Gross Profit            1,051,187      649,625         379     1,701,191

Selling, General &
Administrative Expenses   328,389      318,104     135,637       782,130

Operating Income          722,798      331,521    (135,258)      919,061

Interest Expense          295,337          395      85,897       381,629

Income (loss)
Before Taxes              427,461      331,126    (221,155)      537,432

Depreciation and
Amortization               68,502       48,949       1,106       118,557

Assets                 10,044,146    2,589,548     351,296    12,984,990

Capital Expenditures       42,290       12,243         852        55,385


See accompanying notes to the condensed consolidated financial statements



Three Months Ended
December 31, 2000:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $4,177,733     $646,031           -    $4,823,764

Cost of Sales           3,767,369      343,427           -     4,110,796

Gross Profit              410,364      302,604           -       712,968

Selling Expenses          105,284       45,153           -       150,437

General & Administrative   54,904      102,564      62,939       220,407

Operating Income          250,176      154,887     (62,939)      342,124

Interest Expense          159,504          396      36,117       196,017

Income (loss)
Before Taxes               90,672      154,491     (99,056)      146,016

Depreciation and
Amortization               33,000       26,020         556        85,596

Assets                 10,044,146    2,589,548     351,296    12,984,990

Capital Expenditures       18,729        9,174           -        36,627


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




MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company, for the first six months of fiscal year 2002, had a decrease in cash of $311,685 compared to a cash increase in the same period in fiscal year 2001 of $172,604. As of December 31, 2001, the Company had no cash equivalents.

During the six month period ended December 31, 2001, the Company recorded a net loss of $14,178. The Company's net cash provided by operating activities was $865,929 in the first six months of fiscal year 2002 compared to net cash used from operating activities of $11,786 in the same comparable period in fiscal year 2001. The increase in net cash from operating activities was primarily due to decreased accounts receivables and inventories. The decrease in accounts receivable was due to increased collection efforts, and the decrease in inventories was primarily due to a decrease in sales backlog. Cash flow used in investing activities was $167,783 due to capital expenditures, and net cash used for financing activities was $1,009,831 due to reduction of debt. The remaining increases and decreases in the components of the Company's financial position reflects normal operating activity.

The Company has working capital of $1,699,838, a decrease of $58,593 since June 30, 2001. The decrease was primarily due to a reduction of sales backlog due to decreased airline funding for fixed assets. Current assets amounted to $8,452,501 and current liabilities were $6,752,663, resulting in a current ratio of 1.25 to 1, which resulted in a increase of .08 since June 30, 2001. With long-term debt of $2,652,241 and equity of $2,288,104 at December 31, 2001, the debt as a percentage of total capital was 80%, compared with 85% at June 30, 2001.

Capital expenditures for the six months of fiscal year 2002 were $167,783 compared with $55,385 the same period in fiscal year 2001. The investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business and the cemetery business. The Company anticipates that it will spend approximately less than $50,000 on capital expenditures during the next two quarters of fiscal year 2002. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $.75 to $1.73 per share during the six months of the Company's fiscal year 2002. The Company's book value per share at December 31, 2001 was $1.60 compared with $1.61 at June 30, 2001. The Company's annualized return from continuing operations on average equity for the six months of fiscal year 2002 was 0% compared with 29% for the six months of fiscal year 2001. The annualized return from continuing operations on average assets was 0% compared with 4.7% for the six months of fiscal year 2001. The Company has a $3,900,00 revolving credit facility available through two banks. As of December 31, 2001 there was $1,894,813 in aggregate borrowing outstanding under these facilities.

The impact of the terrorist attacks on September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including: (i) the magnitude and duration of the adverse impact of the terrorist attacks on the economy in general and the airline industry in particular; (ii) the Company's ability to reduce its operating costs and conserve its financial resources; (iii) the Company's ability to raise additional financing; (iv) any resulting declines in the values of inventory or other assets which may be subject to impairment charges; and (v) the Company's ability to retain its management and other employees in light of current industry conditions and their impact on compensation and morale.

At this point, due in part to the lack of predictability of future sales, the Company is unable to fully estimate the impact on it of the events of September 11, 2001 and their consequences and the sufficiency of its financial resources to absorb that impact, taking into account the Company's aggressive actions to reduce costs and absorb smaller gross profit margins on sales. However, given the magnitude of these unprecedented events and the possible subsequent events, the Company expects that the adverse impact on the Company's financial condition, its operations and its prospects may be material.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of December 31, 2001, inflation did not have a significant effect on the Company's results in the first six months of fiscal year 2002.



RESULTS OF OPERATIONS
SIX MONTHS OF FISCAL YEAR 2002
COMPARED WITH SIX MONTHS OF FISCAL YEAR 2001

Cemetery Operations:

Revenues for the six months ended December 31, 2001 was $1,331,967, or a decrease of $23,843 or 7%, when compared to the six months ended December 31, 2000. The decrease is primarily due to a decrease in Cemetery plots, interment fees, and mausoleum space caused by sluggish U.S. economic conditions.

Cost of sales in relation to sales for the six months ended December 31, 2001 was $675,025 or a decrease of $31,508 or 4%. The decrease is attributed to a reduction in salaries and wages caused by early layoff of seasonal employees due to slowness of the economy and a reduction in repairs and maintenance being expended as nonessential maintenance items are deferred.

Gross profit for the six months ended December 31, 2001 was $656,942, or an increase of $7,317 or 1.4% when compared to six months ended December 31, 2000.

Selling expense for the six months ended December 31, 2001, was $98,791, or a decrease of $986 or 1%, when compared to December 31, 2000. The increase is immaterial.

General and administrative expenses for the six months ended December 31, 2001, were $202,794, or a decrease of $15,612 or 7%, when compared to the six months ended December 31, 2000. The decrease is primarily due to discontinuance of the use of temporary employees to enter interment data into the cemetery database. Full-time cemetery employees are doing the work.


Holding Operations:

Revenue for the six months ended December 31, 2001 is immaterial.

General and administrative expenses for the six months ended December 31, 2001 was $130,403, or a decrease of $5,234 or 4%, when compared to the six months ended December 31, 2000. The decrease of 4% was due to lower professional fees.

Interest expense for the six months ended December 31, 2001 was $80,673, or a decrease of $5,385 or 6%, when compared to the six months ended December 31, 2000. The decrease is due to less debt and lower interest rates.


Stinar Operations:

Revenues for the six months ended December 31, 2001 was $8,077,646 or a decrease of $1,494,009, or 16%, when compared to the six months ended December 31, 2000. A decline in revenue of $1,494,009 was primarily caused by the significant decrease in equipment and parts sales, and customers canceling equipment sales after the terrorist attacks that occurred on September 11, 2001, as well as sluggish U.S. and Asian economic conditions that have continued to negatively impact the Company.

Cost of sales in relation to sales for the six months ended December 31, 2001, was 94.9% or an increase of 5.89%, when compared to the six months ended December 31,2000. The increase was due to a greater sales mix of hi-lift equipment sales which has a higher cost of sales, and the events of September 11, 2001 causing a price reduction of equipment and parts sales in order to be competitive.

Selling expenses in relation to sales for the six months ended December 31, 2001, was $151,001 or a decrease of $30,924 or 17%, when compared to the six months ended December 31, 2000. The decrease is primarily due to fewer commissions paid to inside and outside salesman and agents of the Company due to the sluggish economy and events of September 11, 2001.

General and administrative expenses in relation to sales for the six months ended December 31, 2001, was $156,662 or an increase of $10,198 or 7%, when compared to six months ended December 31, 2000. The increase is primarily due to increased bank fees related to international sales.

Other expenses which consist of interest expense for the six months ended December 31, 2001, was $262,238 or a decrease of $33,099 or 11%, when compared to six months ended December 31, 2000. The decrease is due to less debt, caused by less inventory on hand due to a reduction of equipment and parts sales.






RESULTS OF OPERATIONS
SIX MONTHS OF FISCAL YEAR 2001
COMPARED WITH SIX MONTHS OF FISCAL YEAR 2000

Cemetery Operations:

Revenues for the six months ended December 31, 2000 was $1,239,986, or an increase of $8,221 or .7%, when compared to the six months ended December 31, 1999. The increase was immaterial.

Cost of sales in relation to sales for the six months ended December 31, 2000 was $706,533, or an increase of $33,381 or 5%, when compared to the six months ended December 31, 1999. The increase is contributed to new union contract with employees, and depreciation expense.

Selling expenses for the six months ended December 31, 2000, was $99,777, or an increase of $410 or .4%, when compared to the six month ended December 31, 1999. The increase is immaterial.

Other income for the six months ended December 31, 2000, was $-0- or a decrease of $24,200. The decrease is contributed to the one time settlement of $24,200 in fiscal year 1999 for land condemnation.


Holding Operations:

Revenues for the six months ended December 31, 2000 was $0 or a decrease of $3,581, when compared to the six months ended December 31, 2000. The decrease is due to a settlement agreement with a former board of director not making timely payments according to the agreement.

General and administrative expenses for the six months ended December 31, 2000 was $135,637, or an increase of $445,704 when compared to the six month ended December 31, 1999. The increase is primarily due to the increased salary paid to CEO Robert C. Harvey.

Interest expense for the six months ended December 31, 2000 was $85,897, or an increase of $32,259 when compared to the six months ended December 31, 1999. The increase is due to additional debt incurred to advance funds to Stinar operations.


Stinar Operations:

Revenues for the six months ended December 31, 2000 was $9,555,242 or an increase of $4,389,754 or 85%, when compared to the six months ended December 31, 1999. The increase was primarily due to a contract for the sale of flight line tow tractors to the United States Air Force. The sales makeup was 69% to United States Government entities, 8% to international airlines and 23% to commercial airlines in the United States.

Cost of sales in relation to sales for the six months ended December 31, 2000, was 89.2% or an increase of .4%, when compared to the six months ended December 31, 1999. The increase is immaterial.

Selling expenses in relation to sales for the fist six months ended December 31, 2000, was $181,925 or a decrease of 25%, which is a comparable percentage to the six months ended December 31, 1999. The decrease is due to having one less salesman on the sales staff.

General and administrative expenses in relation to sales for the six months ended December 31, 2000, was $181,925 or an increase of 10.7%, when compared to the six months ended December 31, 1999. The increase was primarily due to hiring of controller, and 401-K retirement plan contribution.

Other expenses, which consist of interest expense for the six months ended December 31, 2000, was $295,335 or an increase of 63%, when compared to the six months ended December 31, 1999. The increase was due to a higher debt balance to finance a larger inventory caused by Ford Motor not delivering 20 trucks per month as requested, but delivering all 200 trucks.



RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2001
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2000

Cemetery Operations:

Revenues for the three months ended December 31, 2001 was $673,947, or an increase of $27,916 or 4%, when compared to six months ended December 31, 2000. The increase is primarily due to cancellation income of land sales of approximately $5,000, marker sales of approximately $18,000, and inscriptions of approximately $5000.

Cost of sales for the three months ended December 31, 2001 was $324,186 or a decrease of $19,241 or 6%, when compared to the three months ended December 31, 2000. The decrease is primarily due to reduction in wages and repairs and maintenance expense.

Gross profit for the three months ended December 31, 2001 was 52% or an increase of 6% when compared to the three months ended December 31, 2000.

Selling expenses for the three months ended December 31, 2001 was $15,072 or an increase of $4,067 or 9%, when compared to the three month period ended December 31, 2000. The increase is due to greater commissions earned by the sales staff and one less large sale by the cemetery manager in the prior comparable period.

General and administrative expense for the three months ended December 31, 2001 was $106,097 or an increase of $3,533 or 3%, when compared to the three months ended December 31, 2000. The increase is primarily due to one additional full time employee for the office staff.


Holding Operations:

Revenue for the three months ended December 31, 2001 is immaterial.

General and administrative expenses for the three months ended December 31, 2001 was $48,034, or a decrease of $19,975 or 29%, when compared to the three months ended December 31, 2000. The decrease is primarily due to lower professional fees.

Interest expense for the three months ended December 31, 2001 was $41,348, or an increase of $1,862 or 5%, when compared to the three months ended December 31, 2000.

Stinar Operations:

Revenues for the three months ended December 31, 2001 was $4,099,074, or a decrease of $78,569, or 2%, when compared to the three months ended December 31, 2000. The decline in revenue was primarily caused by the significant decrease in part and equipment sales after the terrorist attacks that occurred on September 11, 2001, as well as the sluggish U.S. and Asian economic conditions that have continued to negatively impact the Company.

Cost of sales for the three months ended December 31, 2001, was $4,083,068, or an increase of $315,699, or 8%, when compared to the three months ended December 31, 2000. The increase is primarily due to an approximate increase of warranty expense of $42,000, health and general insurance of $20,000, employer match of 401-k of $50,000, freight expense of $10,000, and new model increase for chassis for air force contract of $193,000.

Selling expense for the three months ended December 31, 2001, was $143,621, or an increase of $38,337 or 27%, when compared to the three months ended December 31, 2000. The increase is primarily due to greater international sales and related commissions being paid to international agents.

General and administrative expenses for the three months ended December 31, 2001 was $87,232, or an increase of $26,635 or 44%, when compared to the three months ended December 31, 2000. The increase was primarily due to bank fees associated with letters of credit fees for international sales.

Interest expense for the three months ended December 31, 2001 was $81,070, or a decrease of $33,099, or 29%, when compared to the three months ended December 31, 2000. The decrease is attributed to lower interest rates and less debt.



RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2000
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 1999

Cemetery Operations:

Revenues for the three months ended December 31, 2000 was $646,031, or a decrease of $48,140 or 7%, when compared to the three months ended December 31, 1999. The decrease is attributable to a decrease in at-need cases of approximately 20%, in which management contributes to the road construction project of widening of Roosevelt Road, which is the main entrance to the cemeteries.

Cost of sales in relation to sales for the three-month period ended December 31, 2000 was $343,247 or an increase of 2%, when compared to the three-month period ended December 31, 1999. The increase is from the cost of gas and oil expenses for operation of the cemetery vehicles.

Gross profit for the three months ended December 31, 2000 was $302,604 or a decrease of 15%, when compared to the three-month period ended December 31, 1999.

Selling expenses for the three months ended December 31, 2000 was $45,153 or a decrease of $4,300, when compared to the three-month period ended December 31, 1999. The decrease was due to lower sales.

General and administrative for the three months end December 31, 2000 was $102,564 or an increase of $13,500, when compared to the three-month period ended December 31, 1999. The increase was due to higher electricity costs, wages for office employees and officers and greater depreciation expenses.

Other income for the three months ended December 31, 2000, was $0 or a decrease of $24,200, when compared to the three months ended December 31, 1999. The decrease is contributed to a one-time settlement of $24,200 with the state of Illinois in regards to land condemnation.


Holdings Operations:

General and administrative for the three months ended December 31, 2000 was $62,939 or an increase of $28,166, when compared to the three month period ended December 31, 1999. The increase is primarily due to an increase in officer's salary.

Interest expense for the three months ended December 31, 2000 was $36,168, or an increase of $6,628 when compared to the three months ended December 31, 1999. The increase is due to additional debt incurred to advance funds to Stinar operations.


Stinar Operations:

Revenues for the first three months ended December 31, 2000 was $4,177,733 or an increase of $1,342,767 or 47%, when compared to the three months ended December 31, 1999. The increase was primarily due to a contract for the sale of flight line tow tractors to the United States Air Force.

Cost of sales in relation to sales for the three months ended December 31, 2000 was 90% or a decrease of 2% when compared to the three months ended December 31, 1999. The decrease was primarily due to lower costs of raw materials.

Selling expenses in relation to sales for the three months ended
December 31, 2000 was 3% or a decrease of 2% when compared to the three months ended December 31, 1999. The decrease is primarily due to one less salaried salesperson.

General and administrative expenses for the three months ended
December 31, 2000 was $50,904, or a decrease of $45,978, when compared to the three months ended December 31, 1999. The decrease is due to research and development expenses, and no consulting fees.

Other expenses, which consist of interest expense for the three months, ended December 31, 2000 was $159,503 or an increase of 84%, when compared to the three months ended December 31, 1999. The increase was due to a higher debt balance required to finance a larger inventory caused by Ford Motor delivering all inventory needed for one year's production of flight line tow tractors.



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


Date:  February 13, 2002