Form 10QSB
period 2002-03-31
OAKRIDGE HOLDINGS INC
filed 2002-05-14
CIK 73605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                              (952) 994-7651
                       (Issuer's telephone number)


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

                   For the quarter ended March 31, 2002


                            TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         (a) Condensed Consolidated Balance Sheets as of March 31, 2002 (unaudited) and June 30, 2001

         (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)and nine months ended March 31, 2002 and 2001 (unaudited)

         (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001 (unaudited)

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

ITEM 6.  Exhibits and Reports on Form 8-K



SIGNATURES


















PART I - FINANCIAL INFORMATION                               FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                           OAKRIDGE HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)




ASSETS:                                    March 31, 2002    June 30, 2001
(Unaudited)
                                        _________________    _____________
Cash & cash equivalents                        $1,355,504         $864,181
 Receivables                                    1,634,381        4,263,668
 Inventories:
  Production                                    2,580,453        6,364,848
  Cemetery and mausoleum space                    624,665          637,205
  Markers, urns & flowers                          36,686           22,183
Deferred income taxes                             204,173          104,000
Other current assets                               67,507          140,853
                                               ----------       ----------
Total current assets                            6,503,369       12,396,938
                                               ----------       ----------

Property, plant and equipment, at cost          5,221,133        5,020,338
Allowance for depreciation                     (2,102,200)      (1,921,345)
                                               ----------       ----------
                                                3,118,933        3,098,993
                                               ----------       ----------
Other assets                                       86,645           97,099
                                               ----------       ----------
                                               $9,708,947      $15,593,030
                                               ==========       ==========





LIABILITIES:                               March 31, 2002    June 30, 2001
                                               (Unaudited)
                                        _________________    _____________

Notes payable & current maturities             $2,359,903       $3,632,420
Accounts payable                                1,238,953        5,323,119
Accrued customer deposits                           7,142           31,940
Accrued compensation                              217,405          384,817
Accrued perpetual care fund                       214,622          194,351
Accrued deferred revenue                          623,621          598,208
Accrued marker and inscription costs               66,853           91,058
Accrued interest                                   37,950           89,195
Other current liabilities                          99,245          293,399
                                              -----------       ----------
Total current liabilities                       4,865,694       10,638,507
                                              -----------       ----------
Long-term debt                                  2,689,840        2,652,241
                                              -----------       ----------
Total liabilities                               7,555,534       13,290,748
                                               ----------       ----------
STOCK HOLDERS' EQUITY
Common stock & additional paid-in-capital       2,172,126        2,172,126
Accumulated earnings (deficit)                    (18,713)         130,156
                                               ----------       ----------
                                                2,153,413        2,302,282
                                               ----------       ----------
                                               $9,708,947      $15,593,030
                                               ==========       ==========

See accompanying notes to the condensed consolidated financial statements


                                        OAKRIDGE HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)



                                        Three Months Ended March 31,     Nine
Months Ended March 31,
                                                2002            2001
2002            2001
                                     _______________________________
_____________________________
Revenue, net:
  Cemetery                                  $535,029        $673,863
$1,751,887      $1,913,849
  Aviation                                 2,281,979       5,230,454
10,321,553      14,785,696
  Interest - Care Funds                       55,851          56,778
170,960         173,000
  Other                                        6,990           3,846
45,581          20,588
                                           ---------       ---------      ------
----      ----------
 Total revenue                             2,879,849       5,964,941
12,289,981      16,893,133
                                           ---------       ---------      ------
----      ----------

Operating expenses:
  Cost of aviation sales                   2,169,373       4,608,118
9,835,966      13,128,586
  Cost of cemetery sales                     346,631         375,210
1,021,656       1,081,743
  Sales and marketing                        175,952         147,023
425,744         428,726
  General and administrative                 234,041         366,016
723,900         866,443
                                           ---------       ---------      ------
----      ----------
Total operating expenses                   2,925,997       5,496,367
12,007,266      15,505,498
                                           ---------       ---------      ------
----      ----------
Income (loss) from operations                (46,148)        468,574
282,715       1,387,635

Interest expense                             138,544         181,904
481,585         563,533
                                           ---------       ---------      ------
----      ----------
Income (loss) before income taxes           (184,692)        286,670
(198,870)        824,102

Provision for income taxes                   (50,000)         76,394
(50,000)        221,500
                                           ---------       ---------      ------
----      ----------
Net income (loss)                          $(134,692)       $210,276
$(148,870)       $602,602
                                           =========       =========
==========      ==========







Net income (loss) per
  common share - basic                        $(.094)          $.151
$(.104)          $.433
                                           =========       =========
=========       =========

Weighted average number of
  common shares - basic                    1,431,503       1,391,503
1,431,503       1,391,503
                                           =========       =========
=========       =========

Net income (loss) per
  common share - diluted                      $(.094)          $.094
$.(104)          $.271
                                           =========       =========
=========       =========

Weighted average number of
  common shares outstanding - diluted   Antidilutive       2,424,836
Antidilutive       2,426,741
                                           =========       =========
=========       =========

See accompanying notes to the condensed consolidated financial statements

                         OAKRIDGE HOLDINGS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)


                                               Nine Months Ended March 31,
                                                       2002          2001
                                             ______________ _____________
Cash flows from operating activities:
  Net income (loss)                               $(148,870)     $602,602
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
    Depreciation & amortization                     180,856       182,493
    Change in accounts receivable                 2,629,287       215,362
    Change in inventories                         3,782,432     1,768,703
    Change in deferred income taxes                (100,173)      146,000
    Change in other assets                           83,800       (63,154)
    Change in accounts payable                   (4,084,166)   (2,267,093)
    Change in accrued liabilities                  (416,130)     (146,535)
                                                 ----------    ----------

Net cash from operating activities                1,927,036       438,378
                                                 ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment               (200,795)      (87,841)
                                                 ----------    ----------
  Net cash from investing activities               (200,795)      (87,841)
                                                 ----------    ----------
Cash flows from financing activities:
  Change in long-term debt                                -             -
  Change in short-term borrowing                 (1,234,918)     (283,536)
                                                 ----------    ----------
  Net cash from financing activities             (1,234,918)     (283,536)
                                                 ----------    ----------
Net change in cash:                                 491,323        67,001

Cash at beginning of period                         864,181       902,201
                                                 ----------    ----------
Cash at end of period                            $1,355,504      $969,202
                                                 ==========    ==========

See accompanying notes to the condensed consolidated financial statements















                         OAKRIDGE HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks. Results of operations for the periods presented herein are not indicative of results of operations for the entire year (see discussion of the impact of the September 11, 2001 terrorist attacks in footnote 2 below). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001. Operating results for the nine-month period ended March 31, 2002 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include but are not limited to accounts receivable, inventory, and accruals. Actual results could differ from those estimates.

Among the effects experienced by the Company from the September 11, 2001 terrorist attacks have been significant reduction of sales orders by customers, drastic decrease in parts orders, customers ignoring credit terms and settling debts in 90 to 120 days instead of 45 to 60 days. Further terrorist attacks using commercial aircraft in flight could result in the airlines grounding their fleet and causing severe financial difficulties in the aviation ground support equipment industry. In addition, terrorist attacks not involving commercial aircraft, or general increase in hostilities relating to reprisals against terrorist organizations or otherwise, could result in decreased orders for parts and equipment. However, the impact of September 11, 2001 terrorist attacks on the Company's financial condition and the sufficiency of its financial resources to absorb that impact will depend on a number of factors. For discussion of these factors, see Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capitol Resources.


2. TERRORIST ATTACKS

On September 11, 2001, terrorists hijacked and intentionally crashed four commercial aircraft operated by two U.S. air carriers, causing substantial loss of life and property. While these aircraft were neither owned nor operated by the Company, these events had an immediate and severe impact on the U.S. aviation ground support equipment manufacturers. Sales of equipment and parts orders have been drastically reduced due to the downturn in the airline industry. As a result of these events, Stinar operations was forced to reduce its workforce from over 100 employees to 27 employees.


3. EARNINGS PER COMMON SHARE

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

                                                Nine Months Ended March 31,
                                                        2002           2001
                                                  ----------     ----------

Income (loss) from continuing operations           $(148,870)      $602,602

Average shares of common stock outstanding
used to compute basic earnings per common share    1,431,503      1,391,503

Additional common shares to be issued assuming
exercise of stock options, and conversion of
convertible debentures                          Antidilutive      1,035,238

Additional income from continuing operations,
assuming conversion of convertible debentures
at the beginning of the period                  Antidilutive         54,351

Shares used to compute dilutive effect
of stock options and convertible debentures     Antidilutive      2,426,741

Basic earnings per common share from
continuing operations                                 $(.104)         $.433

Diluted earnings per common share
from continuing operations                      Antidilutive          $.271



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

The table below summarizes information about reported segments for the three months and nine months ended March 31:


Nine Months Ended
March 31, 2002:

                         Aviation
                           Ground
                          Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues              $10,366,595   $1,922,847        $539   $12,289,981

Cost of Sales           9,835,966    1,021,656           -    10,857,622

Gross Profit              530,629      901,191         539     1,432,359

Selling, General &
Administrative
Expenses                  488,143      470,189     191,312     1,149,644

Operating Income           42,486      431,002    (190,773)      282,715

Depreciation
and Amortization           98,726       81,048       1,082       180,856

Assets                  6,514,426    3,032,395     162,126     9,708,947

Capital Expenditures       53,576      147,145          74       200,795


See accompanying notes to the condensed consolidated financial statements



Three Months Ended
March 31, 2002:

                         Aviation
                           Ground
                          Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $2,288,949     $590,880         $20    $2,879,849

Cost of Sales           2,169,373      346,631           -     2,516,004

Gross Profit              119,576      244,249          20       363,845

Selling, General &
Administrative
Expenses                  180,480      168,604      60,909       409,993

Operating Income (loss)   (60,752)      75,645     (60,889)      (46,148)

Depreciation
and Amortization           37,029       27,016         268        64,313

Assets                  6,514,426    3,032,395     162,126     9,708,947

Capital Expenditures       21,777       11,161          74        33,086


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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company, for the first nine months of fiscal year 2002, had an increase in cash of $491,323 compared to a cash increase in the same period in fiscal year 2001 of $67,001. As of March 31, 2002, the Company had no cash equivalents. During the nine month period ended March 31, 2002, the Company recorded net loss of $148,870. The Company's net cash from operating activities was $1,927,036 in the first nine months of fiscal year 2002 compared to net cash from operating activities of $438,378 in the same comparable period in fiscal year 2001. The increase in net cash from operating activities was primarily due to having less chassis inventory on hand, collection of accounts receivable and payment of accounts payable. Cash flow used in investing activities was $200,795 due to capital expenditures, and net cash used in financing activities was $1,234,918 due to payment of debt. The remaining increases and decreases in the components of the Company's financial position reflects normal operating activity.

The Company continues to maintain a good financial position, with net working capital of $1,637,675, a decrease of $120,756 since June 30, 2001. The decrease was primarily due to payment of Ford chassis used in production and reduction of short-term debt and net loss. Current assets amounted to $6,503,369 and current liabilities were $4,865,694 resulting in a current ratio of 1.33 to 1, which resulted in an increase of .17 since June 30,2001. With debt of $7,555,534 and equity of $2,153,413 at March 31, 2002, the debt as a percentage of total capital was 78%, compared with 85% at June 30, 2001.

The Company's present working capital is sufficient to meet current operating needs.

Capital expenditures for the nine months of fiscal year 2002 were $200,795 compared with $87,841 the same period in fiscal year 2001. The investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business and the repaving of roads in the cemetery business. The Company anticipates that it will spend approximately $25,000 on capital expenditures during the last quarter of fiscal year 2002. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $.75 to $1.73 per share during the nine months of the Company's fiscal year 2002. The Company's book value per basic share at March 31, 2002 was $1.50 compared with $1.60 at June 30, 2001.
The Company's annualized return from continuing operations on average equity for the nine months of fiscal year 2002 was negative compared with 17% for the nine months of fiscal year 2001. The annualized return from continuing operations on average assets was negative compared with 2.5% for the nine months of fiscal year 2001. The Company has a $3,900,00 revolving credit facility available through two banks. As of March 31, 2002 there was $1,694,813 in aggregate borrowing outstanding under these facilities.

The impact of the terrorist attacks on September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including: (i) the magnitude and duration of the adverse impact of the terrorist attacks on the economy in general and the airline industry in particular; (ii) the Company's ability to reduce the size of Stinar operations and cut both capital and operating spending; (iii) implementing a financing plan to support Stinar operations through turbulent times; and (iv) the Company's ability to retain its management and other key employees in light of current industry conditions and their impact on compensation and morale.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of March 31, 2002, inflation did not have a significant effect on the Company's results in the first nine months of fiscal year 2002.



RESULTS OF OPERATIONS
NINE MONTHS OF FISCAL YEAR 2002
COMPARED WITH NINE MONTHS OF FISCAL YEAR 2001


Cemetery Operations:

Revenues for the nine months ended March 31, 2002 were $1,751,887, or a decrease of $161,962 or 8% when compared to the nine months ended March 31, 2001. The decrease was primarily due to a decrease in at-need caseload of 32% during the quarter. This is attributable to a decrease in the national mortality rate of 2%, and increased competition from a competitor who lowered his selling prices on all sales by approximately 36%, due to operating under the protection of the bankruptcy court, and having the only incentive from operations being cash flow.

Cost of sales in relation to sales for the nine months ended March 31, 2002 was $1,021,256 or a decrease of $60,087 or 6%, when compared to the nine months ended March 31, 2001. However cost of sales in relation to sales increased 1.3% for the nine months ended March 31, 2002 when compared to nine months ended March 31, 2001. The increase was primarily due to fixed labor costs and related benefits.

Selling expenses for the nine months ended March 31, 2002, were $143,600, or a decrease of $5,363 or 4%, when compared to the nine months ended March 31, 2001. The decrease was primarily due to the discontinuation of the 401-k retirement plan and a reduction in miscellaneous selling expenses.

General and administrative for the nine months ended March 31, 2002, were $326,589, or a decrease of $20,087 or 6%, when compared to the nine months ended March 31, 2001. The decrease was primarily due to a reduction of temporary labor costs associated with data input for new software.


Holding Operations:

Revenues for the nine months ended March 31, 2001 were $539 or an increase of $151, when compared to the nine months ended March 31, 2001. The increase is immaterial.

General and administrative expenses for the nine months ended March 31, 2002 were $191,312, or a decrease of $25,136 when compared to the nine months ended March 31, 2001. The decrease can be attributed to lower professional fees associated with legal representation and accounting, and a reduction in overall costs of expenses from storage, cell phones, travel, entertainment, and office expenses.

Interest expense for the nine months ended March 31, 2002 was $128,267, or a decrease of $1,992 when compared to the nine months ended March 31, 2001. The decrease can be contributed to less debt associated with the debentures.


Stinar Operations:

Revenues for the nine months ended March 31, 2002 were $10,366,595 or a decrease of $4,439,301 or 30%, when compared to the nine months ended March 31, 2001. The decrease was primarily due to the September 11, 2001 terrorist attacks and the United States commercial and international airlines foregoing or delaying the purchasing of equipment or parts. The sales makeup was 56% to United States Government entities, 18% to international airlines and 26% to commercial airlines in the United States.

Cost of sales in relation to sales for the nine months ended March 31, 2002, was 95% or an increase of 6%, when compared to the nine months ended March 31, 2001. The increase was primarily due to decreased margins on sales caused by competitors reducing sales prices, and airlines demanding a reduction in sales price due to the events of September 11, 2001 terrorist attacks.

Selling expenses in relation to sales for the first nine months ended March 31, 2002, were $282,144 or an increase of $2,380 or 1%. The increase was primarily due to increased sales commissions paid to international agents.

General and administrative expenses in relation to sales for the nine months ended March 31, 2002, was $206,498 or a decrease of $96,901 or 32%, when compared to the nine months ended March 31, 2001. The decrease was primarily due to layoff of personnel and a reduction of all costs that are not considered necessary.

Other expenses which consist of interest expense for the nine months ended March 31, 2002, was $481,585 or a decrease of $81,948 or 19%, when compared to the nine months ended March 31, 2001. The decrease is due to a reduction in inventory levels, due to a reduction in sales.



RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2001


Cemetery Operations:

Revenues for the three months ended March 31, 2002 was $535,029, or a decrease of $138,834 or 21%, when compared to the three months ended March 31, 2001. The decrease was primarily due to a decrease in at-need caseload of 32% during the quarter and a competitor reducing sales prices by approximately 36%.

Cost of sales in relation to sales for the three-month period ended March 31, 2002 was 59% or an increase of 7% when compared to the three-month period ended March 31, 2001. The increase in cost of sales was primarily due to the fixed nature of certain operating costs, such as ground personnel and benefit programs in relation to decreased revenues.

Gross profit for the three months ended March 31, 2002 was $244,249 or 41%, a decrease of 31% when compared to the three-month period ended March 31, 2001. The decrease was due to fixed operating costs and higher cost of sales.

Selling expenses for the three months ended March 31, 2002 were $44,809 or a decrease of $4,377, when compared to the three-month period ended March 31, 2001. The decrease is primarily due to the discontinuation of the 401-K retirement plan and a reduction in miscellaneous selling expenses.

General and administrative for the three months ended March 31, 2002 was $123,794, or a decrease of $4,476 when compared to the three-month period ended March 31, 2001. The decrease is primarily due to miscellaneous timing differences in the recognition of expenses between the two reporting periods.


Holdings Operations:

General and administrative for the three months ended March 31, 2002 was $60,909 or a decrease of $19,902, when compared to the three-month period ended March 31, 2001. The decrease is primarily due to decreased professional fees and the allocation of Robert C. Harvey salary expense to Stinar Operations in which he is the Chief Executive Officer.


Stinar Operations:

Revenues for the three months ended March 31, 2002 decreased $2,945,312 or 57%, when compared to the three months ended March 31, 2001. The decrease was caused by the September 11, 2001 terrorist attack on the airline industry.

Cost of sales in relation to sales for the three months ended March 31, 2001 was 95% or an increase of 7% when compared to the three months ended March 31, 2001. The increase was primarily due to lower sales prices of equipment in order to be competitive in the airlines industry market.

Selling expenses in relation to sales for the three months ended March 31, 2002 was 6% or an increase of 4% when compared to the three months ended March 31, 2001. The increase was primarily due to an increase in sales commissions paid to international sales agents, due to increase in international sales.

General and administrative expenses for the three months ended March 31, 2002 was $49,836 or a decrease of $107,099 or 32%, when compared to the three months ended March 31, 2001. The decrease was primarily due to layoff of employees and a reduction program for all expenses not considered necessary.



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


Date:  May 14, 2002