Form 10KSB
period 2002-06-30
OAKRIDGE HOLDINGS INC
filed 2002-09-26
CIK 73605

UNITED STATES
              SECURITIES AND EXCHANGE COMMISISSION
                     Washington, D.C. 20549

                           FORM 10-KSB

{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2002

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

                         (952) 994-7651
        (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange
                           Act:  None

Securities registered pursuant to Section 12 (g) of the Exchange
                              Act:

             Common Stock, Par Value $.10 per share
                        (Title of Class)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. {X}

    The issuer's revenues for its fiscal year ended June 30, 2002 were $15,208,577.

     The aggregate market value of the voting stock held by non-affiliates on September 16, 2002, was approximately $1,145,202, based on the average of the bid and asked price of such stock.

     The number of shares outstanding of Registrant's only class of common equity on September 16, 2002, was 1,431,503.

     Documents incorporated by reference:  None.

Transitional Small Business Disclosure Format.    Yes { } No {x}





                             PART I

     CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: This Form 10-KSB contains certain forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "may," "will," "anticipates," "believes" and other words of similar meaning. Forward-looking statements may address, among other things, the Company's strategy for growth, product development, regulatory changes, the outcome of contingencies (such as legal proceedings) market position, expenditures and financial results. Forward-looking statements are based on current expectations of future events. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.



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

Together the cemeteries comprise 176.7 total acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres with 137,000 burial plots, of which 33,049 were in inventory, with 975 niches and 3,190 crypts, of which 138 niches and 328 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 23 to 31 year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing internment services, burial plots and crypts, the Company sells cremation services.


AVIATION GROUND SUPPORT EQUIPMENT SEGMENT. On June 29, 1998, the Company (through Stinar HG, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company ("Stinar")) purchased substantially all of the assets (including the right to use the Stinar name) of Stinar Corporation, a Minnesota corporation ("Seller").

Principal products of Stinar include the following: truck-mounted stairways and push stairs for loading aircraft; lavatory trucks and carts, water trucks, bobtails and carts, and catering trucks for servicing aircraft; cabin cleaning trucks, maintenance hi-lifts, and turbo oilers for maintaining aircraft; and other custom-built aviation ground support equipment used by airports, airlines and the military. Stinar also provides limited service and repairs on equipment it sells and equipment purchased from other vendors.

Stinar sells its products to airports, airlines, and government and military customers in the United States, where non-governmental domestic sales comprise approximately 23%, government and military customer's 60% and international 17% of its annual revenues.


          FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The following table summarizes the assets, revenues and operating results attributable to the Company's two industry segments for the date and periods indicated. Other financial information about the Company's business segments appears in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 7, Financial Statements.

For the fiscal years ended June 30,         2002          2001

Revenues:
(1)  Aviation                        $12,515,685   $19,359,655
(2)  Cemetery                          2,692,892     2,889,475

Operating profit or loss:
(1)  Aviation                          $(627,536)     $209,630
(2)  Cemetery                            544 089       700,981

Identifiable assets:
(1)  Aviation                         $5,796,488   $12,492,417
(2)  Cemetery                          2,960,146     3,845,010


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

Under Illinois law, the Company is required to place a portion of all sales proceeds of cemetery lots, niches and crypts in a trust fund for perpetual care of the cemeteries. Pursuant to these laws, the Company deposits 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of mausoleum space into a perpetual care fund. Earnings from these funds are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs.
The Company's market value of the perpetual care funds balances as of June 30, 2002 was approximately $4,260,700.

The Company has a "pre-need" trust account representing revenues received by the Company for the purchase of vaults and interment services prior to the death of the decedent. The market value of the pre-need trust as of June 30, 2002 was approximately $877,000. The trust is administered by Access Financial Group, Inc., through a master trust with the Illinois Cemetery and Funeral Home Association.

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


CEMETERY OPERATIONS. The Cemetery Operations compete with other cemeteries in Cook and DuPage Counties in Illinois. Competitive factors in the cemetery business are primarily predicated on location, convenience, service, and heritage. Decisions made by customers are only minimally influenced if at all, by pricing. But funeral directors are greatly influenced by pricing, due to the limited resources of some customers, and direct families to lower cost cemeteries. There are virtually no new entrants in the markets served by the Company as the cost of acquiring sufficient undeveloped land and establishing a market presence necessary to commence operations is prohibitive.


STINAR CORPORATION. The aviation ground support equipment business is extremely fragmented and diverse. The Company estimates that there are approximately twenty-five companies operating in the United States and ten companies outside the United States in the business of manufacturing equipment similar to those manufactured by Stinar. The purchasers of the types of equipment manufactured by Stinar tend to be longstanding, repeat customers of the same manufacturers, with quality, reliability, pricing, warranties, after market service and delivery being the key factors cited by customers in selecting a aviation ground support equipment supplier. Accordingly, while the market for Stinar equipment is competitive, Stinar's reputation for quality and reliable equipment and the industry's familiarity with Stinar puts it on equal footing with its competitors. Major domestic competitors include in catering equipment, Hi-Way, Inc., and Global Ground Support, LLC., Passenger Stairs Lift-A-Loft Corporation and NMC-Wollard and Lift-A-Loft Corporation, NMC-Wollard and Phoenix Metal Products in lavatory and wart carts, and Tesco Equipment Corporation, Lift-A-Loft corporation and NMC-Wollard in hi-lift equipment. International competitors include Mullaghan Engineering in catering equipment, Accessair Systems, Inc. and Vestergaard Company, Inc. in water and lavatory carts.



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


STINAR CORPORATION. The chief method of marketing Stinar's equipment is through one-on-one customer contact made by sales representatives employed by Stinar and manufacturer's representatives under contract with Stinar. Stinar's customers report that Stinar has a reputation in the commercial aviation industry for manufacturing high quality, reliable equipment. Stinar intends to capitalize on this reputation in the domestic airline industry by making frequent sales calls on customers and potential customers and by reducing the amount of time needed to complete customer orders. Stinar has also engaged manufacturers' representatives to assist it in increasing sales to overseas markets and United States armed services.

Neither of Oakridge's business segments generally extends long-term credit to customers. However, the Company's aviation ground support equipment segment may in the future periodically facilitate, leasing arrangements through unaffiliated companies for the financing of aviation ground support equipment to airline customers. In certain instances, the Company has provided, and can be expected to continue to provide limited recourse to such unaffiliated companies in the event of customer default, although the Company believes that the potential liability from the recourse is immaterial to the Company as a whole. The Company believes this credit policy, as well as its working capital requirements; do not materially differ from those of its competitors.

Stinar's sales to customers outside the United States represented approximately 17 percent of consolidated net sales in 2002. Products are manufactured and marketed through the Company's sales department and sales representatives around the world. For additional information, see discussions of individual business segments included above; under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; and Item 7.


                    OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS. The Cemetery Operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to any understanding of Company's business.


STINAR CORPORATION. The Company believes that its reliance on customers in the commercial aviation business exposes Stinar to the cyclical nature of the airline industry. In the event of a downturn, terrorist act or recession in the airline business, world commercial air carriers would be more likely to curtail purchases of capital equipment of the kind manufactured by Stinar. In addition, government budget decisions and world politics will affect sales to military purchasers both domestically and internationally.

The diversity of Stinar's customer base and equipment lines does help mitigate these risks, as does the growing importance of marketing both domestically and internationally, providing Stinar with an additional customer base not influenced as greatly by U.S. economic conditions or U.S. politics.

The Company operates globally in the aviation ground support equipment segment and is subject to certain risks, including foreign currency fluctuations, terrorist acts and government actions.

The Company does not believe that the present overall rate of inflation will have a significant impact on the business segments in which it operates. However, a worldwide general sales decline in aviation ground support equipment, caused by acts of terrorism on the United States has had a negative effect on operating results, and this trend is expected to continue into the future.

While future economic events cannot be predicted, the Company believes its current operations for year ending 2003 will be affected by the act of war on the United States.


                            EMPLOYEES

As of June 30, 2002, the Company had 57 full time and 10 part time or seasonal employees. Of these, the Company employed 39 full-time employees in the aviation segment and 18 full-time and 10 part-time or seasonal employees in the cemeteries segment.

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

During 2002, the Company did not incur any expenses for environmental remediating and a total of approximately $228,000 has been spent in prior years in remediating conditions at the Cemetery Operations. In fiscal year 1997, the Company was notified by the Illinois Environmental Protection Agency ("Illinois EPA") that the environmental work conducted at the Cemetery Operations may not have been in full compliance with its guidelines. The Company responded to the Illinois EPA with a work plan that will require the expenditure of additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the Illinois EPA. Additional costs beyond the $28,500 accrued for at June 30, 2002 may be incurred; however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has Illinois EPA approval. Accordingly, the Company has made no provision for reimbursements. The Company is not aware of any other environmental issues affecting the Cemetery Operations.


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

Subsequent to the completion of the Phase II environmental assessments and completion of the structural improvements to the building, the Company and Stinar requested and obtained a "no association" letter from the Minnesota Pollution Control Agency ("MPCA") stating that, provided certain conditions set forth in the no association letter are met, the Company and Stinar will not be deemed responsible for contamination which occurred at the Stinar Facility prior to the purchase of the Assets of Stinar. The structural improvements recommended by the Company's environmental consulting firm have been completed and the contaminated soil has been removed and transferred from the property. Now that contaminated soil has been removed from the property the Company believes the MPCA will issue the no association letter.

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


                     REAL ESTATE DEVELOPMENT

APPLE VALLEY, CALIFORNIA RAW LAND

On May 22, 2000, the Company acquired 4.5 acres of unimproved land in Apple Valley, California in exchange for the full and final settlement of the judgment against the former chairman of the board. The appraised value of the land was $140,000, with the Company contributing $37,527. At June 30, 2001 the market value of the land has written down $90,000, due to economic conditions.


ITEM 2:  DESCRIPTION OF PROPERTIES.

The Company's principal executive offices are located at Stinar
Corporation at 3255 Sibley Memorial Highway, St. Paul, Minnesota.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Ave, Hillside, Illinois. The two business segments comprise 176.7 acres of real estate, of which
12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The business segments have two mausoleums, office building, and three maintenance buildings.
The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair to excellent shape and the mausoleum for Glen Oak Cemetery is poor and will require approximately $350,000 of repairs in the future. All other buildings are in fair shape and will require minimum repairs.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. This facility was purchased by Stinar in connection with the purchase of Assets. The purchase of the Stinar facility was financed by the Seller pursuant to contracts for deed payable in monthly installments of $9,766 for seven years from the date of purchase, with a balloon payment of principal of $1,207,000 due on June 29, 2005. The condition of the manufacturing facility and office spaces are fair condition and will require minimum improvements in the foreseeable future at an estimated cost of $50,000.


ITEM 3:  LEGAL PROCEEDINGS

The Company is from time to time involved in litigation incidental to the conduct of its businesses. There is no material pending, or threatened legal, governmental, administrative or other proceeding to which the Company is a party or of which any of its property is the subject.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


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

                  Fiscal Year 2002    Fiscal Year 2001

First Quarter          $1.74 - .75        $1.88 - 1.25

Second Quarter           .80 - .75         2.03 - 1.13
Third Quarter            .85 - .81         1.13 -  .69
Fourth Quarter          1.01 - .71         1.66 -  .75



(b) HOLDERS.

As of September 16, 2002, the number of holders of record of the Company's common stock was 1602.


(c) DIVIDENDS.

The Company has never paid dividends on it common stock and does not anticipate paying dividends on its common stock in the foreseeable future.



ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS



                           Fiscal 2002

                 LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from its two business segments to meet operating needs, debt and funding capital requirements. The Cemeteries and Stinar operations have provided sufficient cash during the prior years to support day-to-day operations, current debt service, and capital expenditures. The Company expects that Cemetery and Stinar operations will provide sufficient cash during the next five years to cover all debt requirements and operational needs, except the balloon payment on the land building will have to be refinanced.

Stinar has a $2,500,000 line of credit to fund operations and capital expenditures. The line of credit will expire on December
2, 2002 and discussions with the bank indicate that it will likely be renewed to December 2, 2003.

There are no expected changes in the number of full time, part time or seasonal employees by the cemetery operations. Stinar does anticipate hiring back employees if the aviation industry economic conditions improve.

The cemetery operations and Stinar had a five-year plan for capital expenditures in 1998 for $2,600,000. The Company is on target at the end of fiscal year 2003.

The Cemetery operations' capital expenditures will be approximately $1,300,000 under the five-year plan. The funds will be expended for road improvements, building improvements, increased inventory of niches and crypts in mausoleum and outdoors, computer software and hardware equipment and ground equipment. The Cemetery capital expenditures for fiscal year 2002 were $147,752, with the four year total being $767,000. Expenditures for fiscal year 2002 were for the following: $52,869 for Terrace of Eternal Peace (mausoleum), $6,191 for building improvements, and $38,926 for equipment and $49,766 for a backhoe for digging graves.

Stinar capital expenditures will be approximately $1,300,000 under the five-year plan. The funds will be expended for improvements of the manufacturing plant and office, plant and office equipment, and computer software and hardware. Stinar capital expenditures for fiscal year 2002 or the fourth year of the plan was $42,612, and the fourth year of the five-year plan totaled $1,078,937. Expenditures for fiscal year 2002 were for the following: $8,653 for land improvements, $1,864 for building improvements, $12,844 for shop equipment, $213 for software and $19,038 for shop truck.


                      RESULTS OF OPERATIONS

CEMETERY OPERATIONS.

In fiscal year 2002, cemetery revenues decreased $196,583 or 7% in comparison to fiscal year 2001. At-need case volume decreased 8% over fiscal year 2001. The decrease is attributed to a decline in mortality rates and increased competition from a cemetery in receivership having extremely low prices. Sales of memorialization decreased $67,049 over fiscal year 2001. The decrease is attributable to increased competition from memorial dealers and funeral homes and lack luster consumer spending post September 11, 2001.

In fiscal year 2002, cost of sales decreased $19,650 or 1.3% over fiscal year 2001. Increases in costs of memorials sold were offset by decreases in number of ground employees and repair and maintenance costs.

Selling expenses decreased $16,341 or 7.6% over fiscal year 2001.
The decrease is attributable to decreased commissions resulting from decreased sales of memorialization products and the elimination of the employees benefit plan in 2002.

General and administrative expense decreased $97,990 or 13.3% over fiscal year 2001. The decrease is attributable to a decrease in corporate assessments and reduction of temporary labor used to input interment records into the database in fiscal year 2001.


STINAR.

In fiscal year 2002, revenue decreased $6,843,970, or 35%, in comparison to fiscal year 2001. The decrease was primarily due to the airline recession caused by the terrorist act of September
11, 2001.

Cost of goods sold in fiscal year 2002 in relation to sales was $11,947,654 or 95%. The increase of 5% was primarily due to the company having to decrease sales prices to compete in the market place and increases in steel prices.

Gross profit decreased 5% in fiscal year 2002 in comparison to 2001. The decrease can be contributed to economic slow down in the airline industry, which caused the company to decrease sales prices to be competitive.

Selling expenses decreased $71,800 or 17%, for fiscal year 2002, compared to fiscal year 2001. The decrease is primarily due to less advertising in industry trade magazine and lower sales commissions paid.

General and administrative expenses decreased $445,212, or 62%, for the fiscal year 2002 when compared to fiscal year 2001. The decrease was primarily due to the following; $132,455 reduction of bad debts, $46,846 less for 401-K employer match, $9,028 less legal fees, $132,980 reduction of research and development, $10,414 less office supplies, and $50,190 less salaries due to reduction of office staff.

Interest expense decreased 196,110, or 31%, for the fiscal year
2002 compared to fiscal year 2001. The decrease is due to having less chassis inventory due to the reduction of sales orders.


HOLDING OPERATIONS.

Other income increased by $5,820 in fiscal year 2002, primarily due to the company receiving shares in Principal Financial Group.

Operating expenses in fiscal year in fiscal year 2002 decreased
$44,738 or 18%, over fiscal year 2001. The decrease is contributed to less officer salary, which has been allocated to wholly owned operating subsidiaries in which Robert C. Harvey is the President.

Interest expense in fiscal year 2002 decreased $7,202, or 4% in comparison to prior fiscal year 2001. The decrease is due to less debenture debt.

                           Fiscal 2001



                      RESULTS OF OPERATIONS

CEMETERY OPERATIONS.

In fiscal year 2001, cemetery revenues increased $29,866, or 1%, over the fiscal year 2000. Excluding the effect of a large sale of burial spaces to a non-profit organization in fiscal year 2000, cemetery revenues increased $213,467 or 7.5% over the prior fiscal year. At-need case volume decreased 4% over fiscal year 2000 due to a change in the cemetery policy relative to public aid cases. Sales of memorials and foundations increased $116,576 or 19%, graveliners $14,306 or 5%, interment fees $31,740 or 4%, and overtime charges $38,855 or 36%. These increases are attributable to price increases and successful memorial marketing efforts.

Operating expenses in fiscal year 2001 increased $60,083, or 4%, but cost of goods sold to sales increased 2% over fiscal year 2000. The increase was due to higher labor costs, medical and dental insurance benefits for the employees, higher utilities, labor and increased cost of fuel.

Gross profit decreased from 46% in fiscal year 2000 to 44%, or 2%, in fiscal year 2001. The decrease was due to revenue sales mix, and increased cost of fuel, utilities, labor and labor benefits expense.

Selling expenses increased $16,904, or 9%, for the fiscal year
2001, but remained constant compared to 1999. The increase was primarily due to increased medical insurance costs and one additional employee for the year.

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

Cost of goods sold in fiscal year 2001 in relation to sales was $17,430,825, or 90%, and no percentage change when compared to the fiscal year 2000.

Gross profit remained comparable between fiscal years 2001 and 2000 at 10%.

Selling expenses decreased $19,224, or 4%, compared to fiscal year 2000. The decrease is due to the reduction in related travel expenses and one less trade show.

General and administrative expenses increased $262,383, or 32%, for the fiscal year 2001 compared to fiscal year 2000. The increases was primarily due to the following; $61,922 for a controller and one additional office staff, $24,461 for 401-K employer match, and $148,303 of bad debt expense.

Other expenses which consist of interest expense increased by $304,616 or 91%. This was due to higher debt balance to finance a larger inventory caused by 84% increase in sales revenue.


HOLDING OPERATIONS.

Operating expenses in fiscal year 2001 increased $39,464, or 19%, over fiscal year 2000. The increase was due to the new employment contract with Robert C. Harvey the CEO/President of the operating subsidiaries.

Interest expense in fiscal year 2001 decreased $4,301, or 3% in comparison to prior fiscal year 2000. The decrease is due a lower debt balance through out the year.


ITEM 7:  FINANCIAL STATEMENTS.

The financial statements of the Company for the fiscal years ending June 30, 2002 and 2001, located at Item 13, F-1, are incorporated herein.


ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.         None



                            PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT.

Directors hold office for a one-year term or until their successors are duly elected and qualified. Each director of the Company has served continuously since the year indicated below, except Hugh McDaniel resigned August 30, 2001, and then was voted back on the board of directors on January 11, 2002. The age as of September 16, 2002 and principal occupation or employment of all directors and executives are set forth below.

Robert C. Harvey, (51), has been a Director, Chairman of the
Board, CEO/CFO of Stinar Corporation, President of the Cemeteries and sole director of the two business segments since 1992.

Robert B. Gregor, (51), Secretary and Director since 1993, Vice-
President of Marketing and Sales at Stinar Corporation since 1999 and Officer of the two cemeteries since 1993.

Hugh H. McDaniel, (62), Mr. McDaniel has been a residential real estate broker since 1973.

ITEM 10:  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                              Annual Compensation      Long Term
                                           Compensation
                                           Awards      Payouts

-----------------------------------------------------------------      ---------
-------------
Name and                                             Other Annual
Principal Position        Year    Salary    Bonus    Compensation
---------------------     ---------------------------------------      ---------
-------------
Robert C. Harvey(1)       2002  $180,000        -               -              -
-
Chairman of the Board     2001  $180,000  $22,500          $1,000              -
-
     and
Chief Executive Officer


Robert B. Gregor          2002  $130,946        -            $283              -
-
Secretary and             2001  $147,487        -               -              -
-
Vice-president


Marie Leshyn              2002   $85,663  $15,000         $10,200              -
-
CEO of Cemetery           2001   $84,140        -          $9,200              -
-




(1) Mr. Harvey was employed by the Company as Chairman of the Board and Chief Executive Officer in November 1992.

(2) Mr. Gregor was employed by the Company as Vice President of Marketing and sales in January 1, 1999.

(3) Ms. Leshyn was employed by the Company as General Manager of the Cemetery operations in July 1, 1993.



OPTION GRANTS AND EXERCISES



The following table summarizes options granted to Officers and a Board of Director during 2002 and 2001.


                        Option Grants in Last Fiscal Year

                                Individual Grants


                    Numbers of Securities    % of Total Options       Exercise
or
                    Underlying options       Granted to Employees     Base Price
Expiration
Name                Granted                  in Fiscal Year           ($/SH)
Date
----------------    ---------------------    --------------------     ----------
-    ----------

Robert B. Gregor(1)
2002                          -                       -                    -
2001                      5,000                      71%               $1.25
01/01/2011
2000                      5,000                      71%               $2.00
01/01/2010

Marie Leshyn(1)
2002                      2,000                      36%               $ .80
07/01/2011
2001                      2,000                      29%               $1.25
07/01/2010
2000                      2,000                      29%               $2.30
07/01/2009

Jerry Kenline(2)
2002                      3,500                      64%               $ .91
09/13/2002


(1) All the options granted to Mr. Gregor and Ms. Leshyn were granted pursuant to their employment contracts.

(2) These options were granted to Mr. Jerry Kenline when he became a board of director on September 13, 2001. These options were not exercised by Jerry
Kenline and have expired.








                                AGGREGATE OPTION
                          EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

     The purpose of the following table is to report the exercise of stock options by Officers during fiscal 2002 and the value of his unexercised stock options as of June 30, 2002.

                                            Number of Shares             Value
of Unexercised
                                            Underlying Unexercised       In-The-
Money Options
                                            Options at Fiscal Year-End   at
Fiscal Year-End(1)
                                            --------------------------   -------
-------------------
                    Shares
                    Acquired     Value
Name                On Exercise  Realized   Exercisable  Unexercisable
Exercisable  Unexercisable
------------------  -----------  --------   -----------  -------------   -------
----  -------------
Robert C. Harvey              -         -             -              -
-              -

Robert B. Gregor              -         -        10,000              -
-              -

Marie Leshyn                  -         -         6,000              -
-              -


(1) Value is based on the difference between the per share average bid and asked prices of the Company's Common Stock on June 30, 2002 ($.73 per share) and the exercise price of the options. At June 30, 2002, all options were out-of-the-money.


                      EMPLOYMENT AGREEMENT

The Company has a five year employment agreement contract with Mr. Harvey effective July 1, 2001, the Chairman and Chief Executive Officer of the Company. Under the agreement, Mr. Harvey is to receive annual compensation of $180,000, with annual adjustments of 5% yearly and any incentive bonus will be decided by the board of directors.

During fiscal year 1998 and 1999, the Company entered into employment agreements with certain individuals that expired January 2001 and June 2003. The agreements provide for annual stock options to be granted on the respective anniversary dates for a total of 2,000 shares in 1999, 7,000 shares in 2000 and 2001, and 2,000 shares in 2002,and 2003. The options are exercisable upon issuance at fair market value at date of grant.


                    COMPENSATION OF DIRECTORS

To encourage Mr. Kenline to become a member of the board of directors the annual directors fee was raised to $2,000 per year and each board meeting was $500. Mr. Kenline received $1,500 before he resigned on December 20, 2001. The board of directors then voted to reinstate the prior company policy, and all non salaried employees of the Company are paid $500 as an annual director's fee plus a fee of $200 per meeting attended. Directors are also reimbursed for travel and lodging expenses as appropriate. There was one board of directors' meeting by telephone and Mr. McDaniel received $200 for this meeting.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table contains information as of June 30, 2002, concerning the beneficial ownership of the Company's common shares by each executive officer named in the Summary
Compensation Table, each director, by all directors and officers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common shares.



Name of Individual
or Persons in Group         Number of Shares(a)      % of Class

-----------------------     ------------------       ----------

Robert C. Harvey                 411,329(b)              24.1%
4810 120th Street West
Apple Valley, MN  55124

Robert B. Gregor                 197,689(c)              11.6%
844 Oriole Lane
Chaska, MN  55337

Hugh McDaniel                      5,100                   .3%
4090 Mission Blvd.
San Diego, CA 92109

Marie Leshyn                       6,000(d)                .4%

All officers and Directors       614,118                 36.0%
as a Group (4 persons)

Jerry R. Kenline                 213,000(e)              12.5%



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

(c) Includes 8,125 shares held by Mr. Gregor's wife and children to which Mr. Gregor may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition, 112,564 shares are held jointly by Mr. Gregor and his wife. Also, 35,000 of the 197,689 shares total listed in the table are shares that could be acquired upon exercise of an option and the conversion of the convertible subordinated debenture.

(d) Includes 6,000 shares that could be acquired upon exercise of stock options.

(d) 75,000 of the 213,000 shares total listed in the table are shares that could be acquired upon exercise of the convertible subordinated debenture.


              EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding the Company's 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by shareholders on February 22, 1999. The Company has no equity compensation plans that have not been approved by shareholders.


                                                   Number of
                                                   Securities
                                                   remaining
                                                   available for
                                                   future
               Number of                           issuances
               securities                          under equity
               to be issued      Weighted-average  compensation
               upon exercise     exercise price    plans
               of outstanding    of outstanding    (excluding
               options,          options,          securities
               warrants and      warrants and      reflected in
               rights            rights            first column)
               --------------    ---------------   -------------

1999 Plan             16,000              $1.61         155,500




ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended June 30, 2002 and 2001, amounts paid for compliance services to entities related to the chief executive officer were $18,856 and $14,128 respectively.


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

Independent Auditor's Report

Consolidated Balance Sheets as of June 30, 2002 and 2001

Consolidated Statements of Operations for Years Ended June 30,
2002 and 2001

Consolidated Statements of Stockholders' Equity for the Years
Ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2002 and 2001

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

10(d) Subordinated Debenture Agreement (1)

10(e) Loan documents for Mortgage Note Payable (2)

10(f) Marie Leshyn Employment Agreement (3)

10(g) Robert Gregor Employment Agreement (3)

10(h) Robert C. Harvey Employment Agreement (4)

21    Subsidiaries of Registrant. (3)

22    1999 Stock Incentive Award Plan (3)


(1)   Filed as exhibit to Form 10-KSB for fiscal year ended
      June 30, 1997
(2)   Filed as exhibit to Form 10-KSB for fiscal year ended
      June 30, 1998
(3)   Filed as exhibit to Form 10-KSB for fiscal year ended
      June 30, 1999
(4)   Filed as exhibit to Form 10-KSB for fiscal year ended
      June 30, 2001


(b) No reports of Form 8-K were filed during the first quarter of the period covered by this report.



ITEM 14:  CONTROLS AND PROCEDURES.

Not applicable.






F-1


            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED FINANCIAL STATEMENTS

               YEARS ENDED JUNE 30, 2002 AND 2001




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








To the Board of Directors and Stockholders
Oakridge Holdings, Inc. and Subsidiaries
Apple Valley, Minnesota


INDEPENDENT AUDITORS' REPORT


We have audited the accompanying consolidated balance sheets of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






Edina, Minnesota
August 23, 2002








            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS



                                                 June 30,
                                         ----------  ----------
                                               2002        2001
                                         ----------  ----------

ASSETS

Current assets:
Cash and cash equivalents                $1,500,185    $864,181
Receivables:
Trade, less allowance for doubtful        1,409,176   4,228,446
  accounts of $15,000 in 2002 and
  $25,000 in 2001
Trust income                                 19,950      20,075
Other                                        19,702      15,147
Refundable income taxes                     240,173           -
Inventories:
Production                                1,990,310   6,364,848
Cemetery and mausoleum space                614,162     637,205
Markers, urns and flowers                    26,341      22,183
Deferred income taxes                        90,000     104,000
Other current assets                         96,420     140,853
                                         ----------  ----------

Total current assets                      6,006,419  12,396,938
                                         ----------  ----------
Property and equipment                    5,213,837   5,020,338
Less accumulated depreciation            (2,189,319) (1,921,345)
                                         ----------  ----------
                                          3,024,518   3,098,993
                                         ----------  ----------

Other assets:
Land                                         50,000      50,000
Other                                        43,816      47,099
                                         ----------  ----------
                                             93,816      97,099
                                         ----------  ----------
                                         $9,124,753 $15,593,030
                                         ==========  ==========





                                                 June 30,
                                         ----------  ----------
                                               2002        2001
                                         ----------  ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable - bank                     $1,694,813  $2,880,003
Accounts payable - trade                    205,588   1,325,095
Payable to finance company                  741,315   3,998,024
Deferred revenue                            639,310     598,208
Accrued liabilities                         671,921   1,084,760
Current maturities of long-term debt        364,210     752,417
                                         ----------  ----------

Total current liabilities                 4,317,157  10,638,507
                                         ----------  ----------

Long-term debt, including debentures
 payable to related parties of
 $270,000 in 2002 and 2001                2,767,217   2,652,241
                                         ----------  ----------

Total liabilities                         7,084,374  13,290,748
                                         ----------  ----------

Stockholders' equity:
Preferred stock, $.10 par value,
1,000,000 shares authorized; none
issued                                            -           -
Common stock, $.10 par value, 5,000,000
shares authorized; 1,431,503 shares
issued and outstanding in 2002 and 2001     143,151     143,151
Additional paid-in capital                2,028,975   2,028,975
Accumulated deficit                        (131,747)    130,156
                                         ----------  ----------

Total stockholders' equity                2,040,379   2,302,282
                                         ----------  ----------
                                         $9,124,753 $15,593,030
                                         ==========  ==========





            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Years Ended June 30,
                                         ----------  ----------
                                               2002        2001
                                         ----------  ----------

Net sales                               $15,208,577 $22,249,130

Cost of good sold                        13,419,920  18,922,741
                                         ----------  ----------

Gross margin                              1,788,657   3,326,389

Selling, general and administrative
 expenses                                 1,646,640   2,041,665
                                         ----------  ----------

Income from operations                      142,017   1,284,724
                                         ----------  ----------

Other income (expense):
Interest expense                           (599,195)   (801,920)
Interest income                              17,070      15,430
Other income (expense), net                   2,205     (90,255)
                                         ----------  ----------

Total other income (expense)               (579,920)   (876,745)
                                         ----------  ----------

Income before income taxes                 (437,903)    407,979
Income taxes                               (176,000)    167,000
                                         ----------  ----------

Net income                                $(261,903)   $240,979
                                         ==========  ==========



Basic net income per share                    $(.18)      $ .17
                                         ==========  ==========

Diluted net income per share                  $(.18)      $ .14
                                         ==========  ==========

                    OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 2002 AND 2001


                                  Common Stock          Additional
                              ---------------------        Paid-In  Accumulated
                                Shares       Amount        Capital      Deficit
Total


BALANCE, June 30, 2000       1,391,503      139,151      2,017,775     (110,823)
2,046,103

Exercise of stock options       40,000        4,000         11,200            -
15,200

Net income                           -            -              -      240,979
240,979
                             ---------     --------     ----------     --------
----------
BALANCE, June 30, 2001       1,431,503     $143,151     $2,028,975     $130,156
$2,302,282

Net loss                             -            -              -     (261,903)
(261,903)
                             ---------     --------     ----------     --------
----------

BALANCE, June 30, 2002       1,431,503     $143,151     $2,028,975    $(131,747)
$2,040,379
                             =========     ========     ==========     ========
==========



            OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                           Years Ended June 30,
                                         ----------  ----------
                                               2002        2001
                                         ----------  ----------
Cash flows from operating activities:

Net income                                $(261,903)   $240,979
Adjustments to reconcile net income to
net cash flows from operating activities:
Depreciation                                289,502     298,096
Deferred income taxes                        14,000      42,000
Land (settlement) write-down                      -      90,000
Receivables                               2,814,840  (1,013,351)
Inventories                               4,393,423      23,219
Other assets                               (192,457)    (74,639)
Accounts payable and payable to
 finance company                         (4,376,216)    164,515
Deferred revenue                             41,102      46,998
Accrued liabilities                        (412,839)      6,322
                                         ----------  ----------

Net cash flows from operating activities  2,309,452    (175,861)
                                         ----------  ----------

Cash flows from investing activities:

Purchases of property and equipment        (215,027)   (241,442)
                                         ----------  ----------

Cash flows from financing activities:

Change in notes payable - bank           (1,185,190)    685,000
Principal payments on long-term debt and   (312,231)   (320,917)
Proceeds from issuance of long-term debt     39,000           -
Proceeds on exercise of stock options             -      15,200
                                         ----------  ----------

Net cash flows from financing activities (1,458,421)    379,283
                                         ----------  ----------

Net change in cash and cash equivalents     636,004     (38,020)

Cash and cash equivalents, beginning of
Year                                        864,181     902,201
                                         ----------  ----------

Cash and cash equivalents, end of year   $1,500,185    $864,181
                                         ==========  ==========



Supplemental Disclosure of Cash Flow Information:

Cash paid during the years for:

Interest                                   $626,167    $818,363

Income taxes                               $145,173    $166,000








1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a Minnesota corporation organized on March 6, 1961. The Company operates two cemeteries in Illinois. The cemetery operations routinely grant credit to pre-need customers, substantially all of who are in the Chicago area. On June 29, 1998, the Company acquired the net assets of an aviation ground support equipment business. The business designs, engineers and manufactures aviation ground support equipment serving the United States Armed Services and businesses domestically and internationally.


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


REVENUE RECOGNITION

Cemetery and Mausoleum Space Revenue

Sales of cemetery merchandise and services and at-need cemetery interment rights are recorded as revenue when the merchandise is delivered or service is performed.

Sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FAS No. 66"). Accordingly, provided certain collectibility criteria are met, pre-need cemetery interment right sales are deferred until a specified minimum percentage of the sales price has been collected. A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual or endowment care trusts. Earnings of perpetual or endowment care trusts are recognized in current cemetery revenue and are used to defray the maintenance costs of cemeteries, which are expensed as incurred. The principal of these perpetual or endowment care trusts cannot be withdrawn by the Company, and therefore is not included in the Company's consolidated balance sheets.

Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services may also be required to be paid into trusts, which are included in pre-need cemetery contracts in the Company's consolidated balance sheets. Earnings on merchandise and services trust funds are recognized when the revenue of the associated merchandise or service is recognized.

Selling costs related to the sale of pre-need cemetery contract revenues are expensed in the period incurred.


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

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company generally does not require collateral for its trade accounts receivable. At June 30, 2002, the United States Air Force accounted for approximately 32% of accounts receivable, and at June 30, 2001, three customers accounted for approximately 68% of accounts receivable.


Customers

A significant portion of the Company's customers are concentrated in the airline industry. A downturn in the airline industry related to the September 11, 2001, acts of terrorism had a negative impact on the Company's 2002 operations.

Net sales to international customers and the United States government were approximately 17% and 60% of net sales in 2002, and approximately 15% and 66% of net sales in 2001, respectively.


BASIC AND DILUTED NET EARNINGS PER SHARE

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In 2002, the Company adopted Statement of Financial Accounting
Standard (SFAS) No. 141, SFAS No. 142, SFAS No. 143 and SFAS No.
144. These standards primarily address the accounting for goodwill, business combinations, and the impairment and disposition of long-lived assets. The adoption of these standards did not have a material impact on the Company's financial position or results of operations

In April 2002, SFAS No. 145 was issued which relates to rescissions, amendments and technical corrections of certain prior issued SFAS's, and in June 2002, SFAS No. 146, "Accounting for Costs Associates with Exit or Disposal Activities" was issued.

The Company plans on adopting SFAS No. 145 and No. 146 in fiscal year 2003, with no material impact on the Company's financial position or results of operations.



2. INVENTORIES

Production inventories consisted of the following:

                                               2002        2001
                                         ----------  ----------

Finished goods                             $189,734  $        -
Work-in-progress                            581,968   2,511,850
Raw materials and trucks in stock         1,218,608   3,852,998
                                         ----------  ----------
                                         $1,990,310  $6,364,848
                                         ==========  ==========


Inventories of cemetery and mausoleum space available for sale consisted of the following:

                                               2002        2001
                                         ----------  ----------
Cemetery space                             $472,810    $486,955
Mausoleum space                             141,352     150,250
                                         ----------  ----------
                                           $614,162    $637,205
                                         ==========  ==========


3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                               2002        2001
                                         ----------  ----------

Land                                       $450,000    $450,000
Land improvements                           825,719     797,565
Building and improvements                 1,909,575   1,844,970
Vehicles                                    362,833     343,795
Equipment                                 1,665,710   1,584,008
                                         ----------  ----------

                                         $5,213,837  $5,020,338
                                         ==========  ==========


Depreciation charged to operations was $289,502 in 2002 and $298,096 in 2001.


4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:

                                               2002        2001
                                         ----------  ----------

Salaries and payroll taxes                 $196,310    $384,817
Perpetual care trust funds                  185,168     194,351
Customer deposits                            20,491      83,605
Marker and inscription costs                 91,370      91,058
Interest                                     62,223      89,195
Income taxes                                      -      95,000
Environmental costs                          28,500      28,500
Other                                        87,859     118,234
                                         ----------  ----------
                                           $671,921  $1,084,760
                                         ==========  ==========


5. NOTES PAYABLE - BANK

The Company had a $400,000 line-of-credit of which $194,997 was unused and available at June 30, 2002. Interest was payable monthly at prime. The note was secured by the assets of a wholly-owned subsidiary and was due November 1, 2002. In August 2002, the line-of-credit was paid off. The payoff was financed with long-term bank debt (see Note 7).

The Company has a $2,500,000 line-of-credit of which $1,510,170 was unused and $66,300 was available at June 30, 2002. Advances on the line-of-credit are based on 80% of eligible accounts receivable, plus 75% of the eligible truck, work-in-process and finished goods inventory, plus 50% of the eligible raw materials inventory. Interest is payable monthly at the greater of 5.75% or the bank's reference rate plus .75%.. The note matures December 2, 2002, and is secured by the assets of the Company's wholly-owned subsidiary, Stinar HG, Inc., and by assignment of a life insurance policy on the CEO.


6. PAYABLE TO FINANCE COMPANY

A finance company finances a subsidiary's inventory chassis purchases, which are used in the production of aviation ground support equipment. At June 30, 2002, $741,315 was outstanding with interest at 5.8%, and at June 30, 2001, $3,998,024 was outstanding. The financing is secured by chassis inventory.


7. LONG-TERM DEBT

Long-term debt consisted of the following:


                                               2002        2001
                                         ----------  ----------

Note payable - bank, payable in
monthly installments of $9,350
including interest at 8.625%,
matured December 2001, secured
by real estate and the assets
of the Company. The note was
refinanced in August 2002 with
a note payable - bank.  The new
note has monthly installments of
$7,397, including interest at
5.75%, maturing June 2007,
secured by the common stock of
Oakridge Cemeteries, a
wholly-owned subsidiary.                   $468,887    $494,586

Note payable - finance company,
payable in monthly installments
of $735, including interest at 3.9%.
The note is secured by equipment
and matures November 2006.                    35,135            -


Note payable - bank, payable in
monthly installments of $8,917
including interest at the bank's
reference rate plus .75%. The
note is secured by all the assets
of Stinar HG, Inc., and matures
November 2004.                              565,869     634,404


Contracts for deed, payable in
monthly installments of $8,264 and
$1,503 including interest at
8.25%, maturing with balloon
payments in June 2005, secured
by certain property.                      1,241,536   1,255,668
                                         ----------  ----------

Long-term debt before debentures          2,311,427   2,384,658


Convertible subordinated debentures -
9% interest, due annually each
December 31, convertible into one
common share at a conversion price
equal to 75% of the mean between
the average closing "bid" and "ask"
price on each of the five trading
days prior to the conversion date,
payable in annual installments of
$200,000 commencing June 2001, 2002
and 2003, with the final $100,000
payment due in June 2004, unsecured,
redeemable by the Company with ten
days written notice.                        300,000     500,000


Convertible subordinated debentures -
9% interest due annually each
December 31, convertible into one
common share for each $2.00 of
principal, maturing in July 2006,
unsecured, of which $270,000 of
the debentures were issued to
officers of the Company.                    520,000     520,000
                                         ----------  ----------

                                          3,131,427   3,404,658

Less current maturities                    (364,210)   (752,417)
                                         ----------  ----------
                                         $2,767,217  $2,652,241
                                         ==========  ==========


Subsequent maturities as of June 30, 2002, are as follows:

Years Ending June 30:
      2003                                 $364,210
      2004                                  273,963
      2005                                1,694,752
      2006                                   83,904
      2007                                  714,598
                                         ----------
                                         $3,131,427
                                         ==========


8. ENVIRONMENTAL COSTS

In 1995, the Company commissioned an engineering study of its property for the purpose of determining the full extent of possible soil contamination. Five underground fuel tanks were found to require removal and the adjoining soil to undergo remediation. Environmental costs expensed to operations were $-0-in 2002 and 2001, and approximately $228,000 in years prior to those presented.

Furthermore, the Company was notified by the Illinois Environmental Protection Agency (IEPA) that the clean-up plan may not be in full compliance with IEPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $28,500 with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $28,500 accrued at June 30, 2002, may be incurred; however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.


9. INCOME TAXES

The provision for income taxes consisted of the following:

                                               2002        2001
                                         ----------  ----------

Current:
 Federal                                  $(192,000)   $112,000
 State                                        2,000      13,000
                                         ----------  ----------
                                           (190,000)    125,000
                                         ----------  ----------
Deferred:
  Federal                                    11,000      36,000
  State                                       3,000       6,000
                                         ----------  ----------
                                             14,000      42,000
                                         ----------  ----------

                                          $(176,000)   $167,000
                                         ==========  ==========


Principal reasons for variations between the statutory federal tax rate and the effective tax rate were as follows:

                                               2002        2001
                                         ----------  ----------

  Statutory U.S. federal tax rate             34.0%       34.0%
  State taxes, net of federal benefit          3.0         3.0
  Other                                        3.2         3.9
                                         ----------  ----------
                                              40.2%       40.9%
                                         ==========  ==========


The net deferred income tax assets in the accompanying consolidated balance sheets included the following components as of June 30, 2002 and 2001:

                                               2002        2001
                                         ----------  ----------

Deferred income tax assets                 $112,000    $129,000
Deferred income tax liabilities             (22,000)    (25,000)
Valuation allowance                               -           -
                                         ----------  ----------
Net deferred income tax assets              $90,000    $104,000
                                         ==========  ==========


10.  OTHER RELATED PARTY TRANSACTIONS

Amounts paid for compliance services to entities related to the chief executive officer were $18,856 in 2002 and $14,128 in 2001.


11.  BENEFIT PLANS

Certain subsidiaries of the Company participate in a multi-employer union administered defined benefit pension plan that covers the cemetery employees. Pension expense under this plan was $23,843 in 2002 and $29,166 in 2001.

The Company has a 401(k) profit sharing plan that covers all eligible non-union employees. Participants can elect to contribute pre-tax compensation, and the Company can make discretionary matching contributions. Expense for the 401(k) Plan was $18,634 in 2002 and $68,538 in 2001.


12.  STOCK OPTIONS

On September 1, 1998, the Board of Directors approved a Stock Incentive Awards Plan to attract and retain individuals to contribute to the achievement of the Company's economic objectives. Under the Plan, individuals are eligible based on the judgment of a committee of Board members (committee). At the discretion of the committee, eligible recipients may be granted options to purchase shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. The stock options are exercisable at such times and in such installments as determined by the committee, limited to a maximum of ten years from the date of the grant. The Plan has authorized the issuance of 175,000 shares of common stock under the Plan, of which there were grants for 5,500 shares issued in 2002 and 7,000 shares issued in 2001, and 155,500 shares available for future grants at June 30, 2002.

Shares subject to option are summarized as follows:



                                   Employee    Weighted
                                   Stock       Average
                                   Options     Exercise
                                               Price

                                   -------     --------

BALANCE, June 30, 2000             47,000       $ .63

  Options granted                   7,000       $1.25

  Options exercised               (40,000)      $ .38
                                   ------

BALANCE, June 30, 2001             14,000       $1.67

  Options granted                   5,500       $1.02
                                   ------

BALANCE, June 30, 2002             19,500       $1.48

                                   ======

Options exercisable at:

  June 30, 2001                    14,000       $1.67
  June 30, 2002                    19,500       $1.48




Information regarding options outstanding at June 30, 2002, is as follows:


Type of Option    Number of   Exercise    Weighted   Weighted
                  Options     Price       Average    Average
                              Range       Exercise   Remaining
                                          Price      Contractual
Life
--------------    ---------   --------    --------   -----------

Employee Stock       19,500     $.91 -      $1.48    6.6 Years
Options                         $2.30



The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. Had compensation cost been recognized based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been as follows:

                                               2002        2001
                                         ----------  ----------
Net Income

As reported                               $(261,903)   $240,979
Pro forma                                 $(263,003)   $237,379


The weighted average fair value of options granted was $.35 in 2002 and $.77 in 2001. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants issued in 2002 and 2001 were as follows:
                                               2002        2001
                                         ----------  ----------

Risk free interest rate                       4.39%       5.25%
Expected life of options                  4.3 Years     5 Years
Expected volatility                           37.2%      69.01%
Expected dividend yield                           -           -


13. TRUST FUNDS

Two of the Company's wholly-owned subsidiaries are beneficiaries of perpetual care trust funds established under the Cemetery Care Act of the State of Illinois. Earnings on these perpetual care trust funds are to be used for the care, preservation and ornamentation of the Company's cemetery and mausoleum properties. Earnings on these perpetual care trust funds totaled $214,291 in 2002 and $213,471 in 2001. Perpetual care trust fund assets totaled approximately $4,260,700 at June 30, 2002.

The wholly-owned subsidiaries also have a "pre-need" trust account representing revenues received for the purchase of vaults and interment services prior to the death of the decedent. The market value of the pre-need trust as of June 30, 2002 was approximately $877,000.


14.  EARNINGS PER SHARE OF COMMON STOCK DISCLOSURES

The following tables reconcile the income and shares of the basic and diluted earnings per share computations:

                                         2002
2001
                      ------------------------------------    ------------------
------------------
                            Loss       Shares    Per-Share        Income
Shares    Per-Share
                      ----------  -----------  -----------    ----------  ------
-----  -----------
                      (Numerator) Denominator)    (Amount)
(Numerator)(Denominator)    (Amount)
                      ----------  -----------  -----------    ----------  ------
-----  -----------
BASIC EPS:
Income (loss)
 available to common
 shareholders          $(261,903)   1,431,503       $(.18)      $240,979
1,388,291         $.17
                                               ===========
===========

EFFECT OF DILUTIVE
SECURITIES:
Employee Stock Options         -            -                          -
142
Convertible Debentures         -            -                     55,080
776,555
                      ----------  -----------                 ----------  ------
-----

DILUTED EPS:
Income available to
 common shareholders
 plus assumed
 conversions           $(261,903)   1,431,503       $(.18)      $269,059
2,164,988         $.14
                      ==========  ===========  ===========    ==========
===========  ===========


15.  SEGMENT INFORMATION

The Company's operations are classified into two principal industry segments: cemeteries and aviation ground support equipment. The accounting policies of the segments are the same as those described in the summary of significant account policies. The Company evaluates performance based on profit or loss from operations before income taxes. Financial information by industry segment as of and for the years ended June 30, 2002 and 2001, is summarized as follows:

                          Cemeteries     Aviation        Total
                                         Ground
                                         Support
                                         Equipment
                          ----------   -----------  -----------
2002
----
Net sales - external      $2,692,892   $12,515,685  $15,208,577
Depreciation and
  Amortization                14,198       174,222      288,420
Interest expense                 985       442,210      443,195
Segment operating
  profit (loss)               44,089      (627,536)     (83,447)
Segment assets             4,081,186     5,796,488    9,877,674
Expenditures for segment
  fixed assets                41,495        73,532      215,027
Income tax expense (benefit) 104,000      (235,000)    (131,000)


2001
----
Net sales - external      $2,889,475   $19,359,655  $22,249,130
Depreciation and
  Amortization               112,368       184,022      296,390
Interest expense                 398       638,320      638,718
Segment operating profit     700,981       209,630      910,611
Segment assets             3,845,010    12,492,417   16,337,427
Expenditures for segment
  fixed assets               146,632        93,959      240,591
Income tax expense           189,000        88,000      277,000




Reconciliation of segment profit to consolidated income before income taxes is as follows:

                                               2002        2001
                                         ----------  ----------
Total profit (loss) for
  Reportable segments                      $(83,447)   $910,611
Unallocated amounts:
Interest expense                           (156,000)   (163,202)
Other corporate expenses                   (204,603)   (249,341)
Other corporate income                        6,147     (90,089)
                                         ----------  ----------
Income before income taxes                $(437,903)   $407,979
                                         ==========  ==========


Reconciliation of segment assets to consolidated assets is as follows:

                                               2002        2001
                                         ----------  ----------
Total segment assets                     $9,877,674 $16,337,427
Other assets                                368,120      79,024
Elimination of receivable from
  holding company                        (1,121,041)   (823,421)
                                         ----------  ----------
Total assets                             $9,124,753 $15,593,030
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


16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at June 30, 2002, and the methods and assumptions used to estimate such fair values, were as follows:

Cash and cash equivalents - the fair value approximates the carrying amount because of the short maturity of those financial instruments.

Long-term debt and other notes payable - the fair value approximates the carrying amount, as the interest rates on the debt approximate current interest rates.


17.  RESEARCH AND DEVELOPMENT

Research and development expenses charged to operations were $7,020 in 2002 and $140,000 in 2001.


18.  OTHER INCOME (EXPENSE)

In 2000, the Company received land as settlement with a former officer. The land had an appraised value of $140,000, which resulted in a 2000 gain of $103,000. In 2001, the Company determined the value of land, based on comparable 2001 sales was $50,000 and recorded a land write-down of $90,000.










                           Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the
Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE HOLDINGS, INC.
/S/ Robert C. Harvey
Chairman Of the Board Of Directors
Dated: September 26, 2002



In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/S/ Robert C. Harvey
Chief Executive Officer
Chief Financial Officer
Dated: September 26, 2002




/S/ Robert B. Gregor
Secretary
Director
Dated: September 26, 2002





             CERTIFICATIONS PURSUANT TO SECTION 302
                OF THE SARBANES-OXLEY ACT OF 2002

                     Chief Executive Officer
                     Chief Financial Officer


I, Robert C. Harvey, CPA., certify that:

1. I have reviewed this annual report on Form 10-KSB of Oakridge
Holdings, Inc.

2. Based on my knowledge, this annual does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report.


Dated:  September 26, 2002

By /s/ Robert C. Harvey
Robert C. Harvey
President, Chief Executive Officer
Chief Financial Officer
Chairman of the Board of Directors




                           EXHIBIT 99

                 CERTIFICATION UNDER SECTION 906
                    OF THE SARBANES-OXLEY ACT

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Oakridge Holdings, Inc.


Dated: September 26, 2002

By /s/ Robert C. Harvey
Robert C. Harvey
President, Chief Executive Officer
Chief Financial Officer
Chairman of the Board of Directors