Form 10QSB
period 2002-09-30
OAKRIDGE HOLDINGS INC
filed 2002-11-19
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

(Issuer's telephone number) (952) 994-7651

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


                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


            For the quarter ended September 30, 2002


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2002 (unaudited) and June 30, 2002

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2002 and 2001 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2002 and 2001 (unaudited)

          (d)  Notes to Condensed Consolidated Financial
               Statements

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

ITEM 3.   Controls and Procedures


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2.   Changes in Securities and Use of Proceeds

ITEM 3.   Defaults Upon Senior Securities

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Other Information

ITEM 6.   Exhibits and Reports on Form 8

SIGNATURES

PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS                          September 30,2002 June 30,2001
                                    (Unaudited)
                                 ________________  ___________
Cash & cash equivalents                $1,050,533   $1,500,185
Receivables                               960,239    1,448,828
Inventories:
  Production                            2,250,713    1,990,310
  Cemetery and mausoleum space            613,418      614,162
  Markers, urns & flowers                  29,775       26,341
Deferred income taxes                     131,000       90,000
Refundable income taxes                   240,173      240,173
Other current assets                       63,971       96,420
                                      -----------  -----------
Total current assets                    5,339,822    6,006,419
                                      -----------  -----------


Property, plant and equipment, at cost  5,218,886    5,213,837
 Allowance for depreciation            (2,259,592)  (2,189,319)
                                      -----------  -----------
                                        2,959,294    3,024,518
                                      -----------  -----------

Other assets                               84,251       93,816
                                      -----------  -----------



                                       $8,383,367   $9,124,753
                                      ===========  ===========

PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES                      September 30,2002  June 30,2002
                                    (Unaudited)
                                 _________________  ____________
Notes payable bank                      $1,289,810    $1,694,813
Accounts payable                           538,480       946,903
Deferred revenue                           663,814       639,310
Accrued salaries & payroll taxes           176,074       196,310
Accrued perpetual care fund                198,458       185,168
Accrued marker and inscription costs        91,350        91,370
Accrued Interest                            61,458        62,223
Customer Deposits                           40,932        20,491
Current maturities of long-term debt       330,390       364,210
Other current liabilities                  105,118       116,359
                                       -----------   -----------
Total current liabilities                3,495,884     4,317,157
                                       -----------   -----------

Long-term debt                           2,972,220     2,767,217
                                       -----------   -----------

Total liabilities                        6,468,104     7,084,374
                                       -----------   -----------

STOCKHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                        2,172,126     2,172,126
Accumulated earnings (deficit)            (256,863)     (131,747)
                                       -----------   -----------
                                         1,915,263     2,040,379
                                       -----------   -----------
                                        $8,383,367    $9,124,753
                                       ===========   ===========



             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                Three Months Ended September 30,
                                              2002          2001
                                __________________ _____________
Revenue, net:
  Cemetery                                $642,027      $599,174
  Aviation                                 880,469     3,977,489
  Interest - Care Funds                     47,815        58,846
  Other                                         13         1,408
                                        ----------    ----------
    Total revenue                        1,570,324     4,636,917
                                        ----------    ----------
Operating expenses:
  Cost of aviation sales                   987,007     3,583,525
  Cost of cemetery sales                   379,911       350,839
  Sales and marketing                       84,031        87,877
  General and administrative               225,958       248,758
                                        ----------    ----------
    Total operating expenses             1,676,907     4,270,999
                                        ----------    ----------
Income (loss) from operations             (106,583)      365,918

Interest expense                            59,533       220,493
                                        ----------    ----------
Income (loss) from continuing
 operations before income taxes           (166,116)      145,425

Provision for income taxes                  41,000       (40,000)
                                        ----------    ----------
Net income (loss)                        $(125,116)     $105,425
                                        ==========    ==========

Net income (loss) per common
 share - basic                              $(.087)        $.074
                                        ==========    ==========
Weighted average number of common
  shares outstanding - basic             1,431,503     1,431,503
                                        ==========    ==========

Net income (loss) per common
 shares - diluted                            .(057)         .054
                                        ==========    ==========
Weighted average number of common
  shares outstanding - diluted           1,431,503     2,247,059
                                        ==========    ==========

                  See accompanying notes to the
           condensed consolidated financial statements



PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


                                Three Months Ended September 30,
                                              2002          2001
                                 _________________  ____________
Cash flows from operating activities:
  Net income (loss)                      $(125,116)     $105,425
  Adjustments to reconcile net income to
   cash flows from operating activities:
    Depreciation & Amortization             70,273        61,605
    Change in accounts receivable          488,589       955,522
    Change in inventories                 (263,093)      938,014
    Change in deferred income taxes        (41,000)       58,000
    Change in other assets                  42,014        (3,459)
    Change in accounts payable            (408,423)   (1,359,074)
    Change in accrued liabilities           25,973      (330,045)
                                        ----------    ----------

Net cash from operating activities        (210,783)      425,988
                                        ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment        (5,049)     (107,452)
                                        ----------    ----------
  Net cash from investing activities        (5,049)     (107,452)
                                        ----------    ----------
Cash flows from financing activities:
  Repayment on long-term debt              (33,820)      (20,701)
  Repayment on short-term borrowing       (405,003)     (475,000)
  Proceeds from long-term debt             205,003             -
                                        ----------    ----------
  Net cash from financing activities      (233,820)     (495,701)
                                        ----------    ----------
Net increase (decrease) in cash:          (449,652)     (177,165)

Cash at beginning of period              1,500,185       864,181
                                        ----------    ----------
Cash at end of period                   $1,050,533      $687,016
                                        ==========    ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. Operating results for the three-month period ended September 30, 2002 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include but are not limited to accounts receivable, and accruals. Actual results could differ from those estimates.


2.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures. In periods where losses are reported, the weighted average number of common shares excludes common stock equivalents because their inclusion would be anti-dilutive. The following table presents the computation of basic and diluted EPS.


                                Three Months Ended September 30,
                                             2002           2001
                                       ----------     ----------
Income from continuing operations       $(125,116)      $105,425

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,431,503      1,431,503

Additional common shares to be issued
assuming exercise of stock options,
and conversion of convertible
debentures                          Anti-dilutive        815,556

Additional income from continuing
operations, assuming conversion of
convertible debentures at the beginning
of the period                       Anti-dilutive        $15,147

Shares used to compute dilutive effect
of stock options and convertible
debentures                              1,431,503      2,247,059

Basic earnings per common share
from continuing operations                $(.087)          $.074

Diluted earnings per common share
from continuing operations                $(.087)          $.054



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

The table below summarizes information about reported segments for the three months ended September 30:


Three Months Ended
September 30, 2002:

                         Aviation
                         Ground Support
                         Equipment      Cemeteries     Corporate
                         ___________    __________     _________
Revenues                    $880,469      $689,842           $13

Depreciation                  40,800        29,204           269

Gross Margin                (106,538)      309,931            13

Selling Expenses              44,777        39,254             -

General & Administrative
     Expenses                 55,517       133,781        36,660

Interest Expense              33,743           449        25,341

Income (loss) before
     Taxes                  (240,575)      136,447       (61,988)

Capital Expenditures             635         4,414             -

Segment assets:
     Inventory             2,250,713       643,193             -
     Property, Plant
      & Equipment          1,944,923     1,014,292            79

     Other Assets             28,787             -        55,465



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

Management's discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company's business and products, revenues, expenditures and operating and capital requirements. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for the future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.



FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company for the first three months of fiscal year 2003 had a decrease in cash of $449,652 compared to a cash decrease of the same period in fiscal year 2002 of $177,165. As of September 30, 2002, the Company held cash and cash equivalents of $1,050,533.
During the three month period ended September 30, 2002, the Company recorded net loss of $125,116. The Company's net cash used by operating activities was $210,783 in the first three months of fiscal year 2003 compared to net cash provided by operating activities of $425,988 in the same comparable period in fiscal year 2002. The decrease in net cash from operating activities was primarily due to the changes in accounts receivable, accounts payable and inventories. Cash flows used in investing activities was $5,049 due to capital expenditures, and net cash used in financing activities was $233,820 due to the repayment of short term debt and bank line of credit incurred to finance inventory requirements and subordinated debentures. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company continues to maintain a good financial position, with net working capital of $1,843,938, an increase of $154,676 since June 30, 2002. Current assets amounted to $5,339,822 and current liabilities were $3,495,884, resulting in a current ratio of 1.53 to 1, which resulted in a slight change from June 30, 2002. With debt of $6,468,104 and equity of $1,915,263 at September 30, 2002, the debt as a percentage of total capital was 77%, compared with 78% at June 30, 2002.

The Company's present working capital has continued to improve and is sufficient to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2003 were $5,049 compared with $107,452 the same period in fiscal year 2002. The slow down in investments reflect the Company's strategic plan to conserve cash during the worldwide general sales decline. The Company anticipates that it will spend approximately $100,000 on capital expenditures during the next three quarters of fiscal year 2003. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $.59 to $.80 per share during the first three months of Company's fiscal year 2003. The Company's book value per share at September 30, 2002 was $1.34 compared with $1.43 at June 30, 2002.

The Company has a bank line of credit for $2,500,000. As of September 30, 2002 there was $1,289,810 outstanding under these facilities.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2002, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2003.



RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2003 COMPARED
WITH THE FIRST QUARTER OF FISCAL YEAR 2002


CEMETERY OPERATIONS:

Cemetery revenue from operations increased $42,853 to $642,027, or 7% over the prior comparable period revenue of $599,174. The increase is primarily due to the sales staff effort to increase pre-need sales of cemetery plots and headstones, with at-need sales of interment and cremations continuing to be slow in relation to past history.

The cemetery gross profit margin decreased to 40.8% in first quarter of fiscal year 2003 or .6% when compared to 41.4% for the corresponding period in fiscal year 2002.

Interest from cemetery care funds decreased $11,031 or 19% in first quarter of fiscal year 2003. The decrease is attributable to timing of payments from the trust and lower rates of return on investments.

Selling expenses in relation to sales decreased to 6.11% in comparison to prior fiscal period of 8.2%. The decrease is primarily due to the sales mix and commissions earned on the sales.

General and administrative expenses increased $36,813 or 37.9% in the first quarter of fiscal year 2003. The increase is primarily due to professional fees associated with the cost of the 2002 audited financial statements, and legal fees associated with two condemnation actions, bank fees associated with line of credit renewal, filing of real estate tax exemptions documents applicable to Glen Oak Cemetery building, and allocation of Robert Harvey's salary and related expenses to assist in the management of the cemeteries.


STINAR:

Stinar revenue decreased $3,098,103 to $880,469, or 77% over the prior comparable period revenue of $3,978,572. The decrease was due to the aviation ground support equipment economic worldwide slowdown in the airline business. The events of September 11, 2001 have severely impacted the outlook for aviation ground support equipment. The airlines have essentially put a freeze on capital expenditures and the industry predicts no change for years ending 2002 and 2003.

Gross profit margin decreased to -12%% in the first quarter of fiscal year 2003 or 22% when compared to the corresponding period in fiscal year 2002. The decrease in gross profit resulted from extremely low sales, but continued overhead costs for engineering, drafting, quality control, janitorial, receiving and shipping, and purchasing personnel.

Selling expenses increased $6,473 to $44,777, or 17%, in comparison to the prior fiscal period of year 2002. The increase was primarily due to one additional salesman and related salary and benefit package.

General and administrative expense decreased $13,913 to $55,517 or 20% when compared to the corresponding period in fiscal year 2002. The decrease was primarily due to the elimination of the accounting position and an overall reduction in all expenses.

Interest expense decreased $147,425 to $33,743 or 80% when compared to the corresponding period in fiscal year 2002. The reduction is due to having less chassis inventory and the Company arranging interest free financing for 120 days on all chassis inventory.


HOLDING OPERATIONS:

General and administrative expenses, which are expenses associated with managing the Company's day-to-day operations of its existing businesses and the filing of corporate documents decreased $45,700 to $36,660, or 55.5% in comparison to the first quarter of fiscal year 2002. The decrease was primarily due to the allocation of audit fees of $24,000 to Oakridge Cemetery and Stinar, reduction of legal fees of $5,000, and allocation of Robert Harvey salary to assist in the management of the cemeteries.

Interest expense decreased $13,984 to $25,341 or 36% when compared to the corresponding period in fiscal year 2002. The decrease was due to having $400,000 less debt.


ITEM 3.   CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Robert C. Harvey, the Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on a date within 90 days before the filing date of this quarterly report, has concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to him by others within the Company.

(b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. As a result, no corrective actions were required or undertaken.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  The following exhibits are filed as part of this Quarterly
Report on Form 10-QSB for the quarterly period ended September
30, 2002:

EXHIBIT   DESCRIPTION

3(i)            Amended and Restated Articles of Incorporation of
          Company, as amended(1)
3(ii)     Amended  and  Superseding By-Laws of  the  Company,  as
          amended(1)
99        Certification under Section 906 of the Sarbanes-Oxley
     Act

     (1) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997.


(b)  No reports on Form 8 were filed during the quarter.






                           SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Oakridge Holdings, Inc.

                                   /s/ Robert C. Harvey

                                   Robert C. Harvey
                                   Chief Executive Officer


Date:  November 19, 2002










             CERTIFICATIONS PURSUANT TO SECTION 302
                OF THE SARBANES-OXLEY ACT OF 2002

I, Robert C. Harvey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Oakridge Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation
          Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 19, 2002

/s/ Robert C. Harvey

Robert C. Harvey
President, Chief Executive Officer
Chief Financial Officer
Chairman of the Board of Directors

                        INDEX TO EXHIBITS


EXHIBIT   DESCRIPTION                            PAGE

3(i)      Amended and Restated Articles of       (Incorporated
          Incorporation of Company, as amended   by Reference)

3(ii)     Amended and Superseding By-Laws of     (Incorporated
          the Company, as amended                by Reference)

99        Certification Under Section 906        (Filed
          of the Sarbanes-Oxley Act              Electronically)