Form 10QSB
period 2002-12-31
OAKRIDGE HOLDINGS INC
filed 2003-02-14
CIK 73605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
     YES [ ]    NO [ ]    N/A [X]


                   APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,431,503

Transitional Small Business Disclosure Format (Check One):
     YES [ ]    NO[X]








                         OAKRIDGE HOLDINGS, INC.

                               FORM 10-QSB

                 For the quarter ended December 31, 2002


                            TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         (a) Condensed Consolidated Balance Sheets as of December 31, 2002 (unaudited) and June 30, 2002

         (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2002 and 2001 (unaudited) and six months ended December 31, 2002 and 2001 (unaudited)

         (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2002 and 2001 (unaudited)

         (d)  Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.  Controls and Procedures



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

ITEM 6.  Exhibits and Reports on Form 8



SIGNATURES

















PART I - FINANCIAL INFORMATION                               FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                           OAKRIDGE HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)




ASSETS:                                 December 31, 2002    June 30, 2002
(Unaudited)
                                        _________________    _____________
Cash & cash equivalents                          $769,838       $1,500,185
Receivables                                     1,229,540        1,448,828
Inventories:
  Production                                    3,836,566        1,990,310
  Cemetery and mausoleum space                    604,821          614,162
  Markers, urns & flowers                          22,421           26,341
Deferred income taxes                              90,000           90,000
Refundable income taxes                           192,760          240,173
Other current assets                               76,339           96,420
                                               ----------       ----------
Total current assets                            6,822,285        6,006,419
                                               ----------       ----------

Property, plant and equipment, at cost          5,259,065        5,213,837
Allowance for depreciation                     (2,334,775)      (2,189,319)
                                               ----------       ----------
                                                2,924,290        3,024,518
                                               ----------       ----------
Other assets                                       83,146           93,816
                                               ----------       ----------
                                               $9,829,721       $9,124,753
                                               ==========       ==========





LIABILITIES:                            December 31, 2002    June 30, 2002
                                               (Unaudited)
                                        _________________    _____________

Notes payable - bank                           $1,489,810       $1,694,813
Accounts payable                                1,967,620          946,903
Deferred revenue                                  686,534          639,310
Accrued salaries & payroll taxes                  148,351          196,310
Accrued perpetual care fund                       180,317          185,168
Accrued marker and inscription costs               91,350           91,370
Accrued interest                                   80,211           62,223
Customer deposits                                  41,578           20,491
Current maturities of long-term debt                               364,210
Other current liabilities                          16,913          116,359
                                               ----------       ----------
Total current liabilities                       4,702,684        4,317,157
                                               ----------       ----------
Long-term debt                                  3,277,758        2,767,217
                                               ----------       ----------
Total liabilities                               7,980,442        7,084,374
                                               ----------       ----------
STOCKHOLDERS' EQUITY
Common stock & additional paid-in-capital       2,172,126        2,172,126
Accumulated earnings                             (322,847)        (131,747)
                                               ----------       ----------
                                                1,849,279        2,040,379
                                               ----------       ----------
                                               $9,829,721       $9,124,753
                                               ==========       ==========

See accompanying notes to the condensed consolidated financial statements


                                        OAKRIDGE HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)



                                     Three Months Ended December 31,   Six
Months Ended December 31,
                                                2002            2001
2002            2001
                                     _______________________________
_____________________________
Revenue, net:
  Cemetery                                  $569,106        $617,684
$1,211,133     $1,216,868
  Aviation                                   957,631       4,062,085
1,838,100      8,039,574
  Interest - Care Funds                       51,355          56,263
99,170        115,109
  Other                                       22,678          37,183
22,691         38,591
                                           ---------       ---------      ------
----     ----------
 Total revenue                             1,600,770       4,773,215
3,171,094      9,410,132
                                           ---------       ---------      ------
----     ----------

Operating Expenses:
  Cost of aviation sales                     880,417       4,083,068
1,867,424      7,666,593
  Cost of cemetery sales                     336,349         324,186
716,260        675,025
  Sales and marketing                        113,832         161,915
197,863        249,792
  General and administrative                 227,907         241,101
498,865        489,859
                                           ---------       ---------      ------
----     ----------
Total operating expenses                   1,603,505       4,810,270
3,280,412      9,081,269
                                           ---------       ---------      ------
----     ----------
Income (loss) from operations                 (2,735)        (37,055)
(109,318)       328,863

Interest expense                              85,249         122,548
144,782        343,041
                                           ---------       ---------      ------
----     ----------
Income (loss) from continuing operations
  before income taxes                        (87,984)       (159,603)
(254,100)       (14,178)

Provision (benefit) for income taxes         (22,000)        (40,000)
(63,000)             -
                                           ---------       ---------      ------
----      ---------
Net income (loss)                           $(65,984)      $(119,603)
$(191,100)      $(14,178)
                                           =========       =========
==========      =========

Net income (loss) per common share
 - basic                                      $(.046)         $(.084)
$(.133)        $(.010)
                                           =========       =========
=========      =========

Weighted average number of common
  shares - basic                           1,431,503       1,431,503
1,431,503      1,431,503
                                           =========       =========
=========      =========

Net income (loss) per common share
 - diluted                                    $(.046)         $(.084)
$(.133)        $(.010)
                                           =========       =========
=========      =========

Weighted average number of common shares
  outstanding - diluted                 Antidilutive    Antidilutive
Antidilutive   Antidilutive
                                        ============    ============
============   ============

See accompanying notes to the condensed consolidated financial statements

                         OAKRIDGE HOLDINGS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)


                                             Six Months Ended December 31,
                                                       2002          2001
                                             ______________ _____________
Cash flows from operating activities:
  Net income                                      $(191,100)     $(14,178)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
    Depreciation & amortization                     147,958       120,570
    Change in accounts receivable                   219,288     1,079,972
    Change in inventories                        (1,832,995)    2,381,938
    Change in prepaid and other assets               75,662       (14,758)
    Change in accounts payable                    1,020,717    (2,499,382)
    Change in accrued liabilities                   (65,977)     (376,631)
                                                 ----------    ----------

Net cash from operating activities                 (626,447)      865,929
                                                 ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment                (45,228)     (167,783)
                                                 ----------    ----------
  Net cash from investing activities                (45,228)     (167,783)
                                                 ----------    ----------
Cash flows from financing activities:
  Change in notes payable - bank                   (205,003)   (1,009,831)
  Change in long-term debt                          146,331             -
                                                 ----------    ----------
  Net cash from financing activities                (58,672)   (1,009,831)
                                                 ----------    ----------
Net increase (decrease) in cash:                   (730,347)     (311,685)

Cash at beginning of period                       1,500,185       864,181
                                                 ----------    ----------
Cash at end of period                              $769,838      $552,496
                                                 ==========    ==========

See accompanying notes to the condensed consolidated financial statements













                         OAKRIDGE HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (The "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. Operating results for the six-month period ended December 31, 2002 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


                                              Six Months Ended December 31,
                                                        2002          2001
                                                  ----------    ----------

Income (loss) from continuing operations           $(191,100)     $(14,178)

Average shares of common stock outstanding
used to compute basic earnings per common share    1,431,503     1,431,503

Additional common shares to be issued assuming
exercise of stock options, and conversion of
convertible debentures                          Antidilutive  Antidilutive

Additional income from continuing operations,
assuming conversion of convertible debentures
at the beginning of the period                  Antidilutive  Antidilutive

Shares used to compute dilutive effect
of stock options and convertible debentures     Antidilutive  Antidilutive

Basic earnings per common share from
continuing operations                                 $(.133)       $(.010)

Diluted earnings per common share
from continuing operations                            $(.133)       $(.010)



4.  COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income (loss) is the same as net income (loss) for all periods.



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

The table below summarizes information about reported segments for the three months and six months ended December 31:


Six Months Ended
December 31, 2002:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $1,860,575   $1,310,303        $216    $3,171,094

Depreciation               88,234       56,874         348       145,456

Gross Margin              (29,324)     449,873         216       420,765

Selling Expenses          102,781       95,082           -       197,863

General &
Administrative Expenses    96,732      204,692     152,441       453,865

Interest Expense           94,257          130      50,395       144,782

Income (loss) before
Taxes                    (300,619)     249,139    (202,620)     (254,100)

Capital Expenditures       20,054       25,174           -        45,228

Segment Assets:
   Inventory            3,836,566      627,242           -     4,463,808
   Property, Plant
     & Equipment, net   1,920,277    1,004,013           -     2,924,290





Six Months Ended
December 31, 2001:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $8,077,646   $1,331,967        $519    $9,410,132

Depreciation               63,222       54,032         814       118,068

Gross Margin              372,981      541,843         519       915,343

Selling Expenses           98,791      151,001           -       249,792

General &
Administrative Expenses   156,662      202,794     130,403       489,859

Interest Expense          262,238          130      80,763       343,041

Income (loss) before
Taxes                    (158,848)     355,227    (210,557)      (14,178)

Capital Expenditures       31,799      135,984           -       167,783

Segment Assets:
   Inventory            3,986,049      656,249           -     4,642,298
   Property, Plant
     & Equipment        2,051,577    1,093,120       1,509     3,146,206





Three Months Ended
December 31, 2002:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues                 $980,106     $620,461        $203    $1,600,770

Depreciation               47,434       27,670           -        75,104

Gross Margin               77,214      187,757         203       265,174

Selling Expenses           58,004       55,828           -       113,832

General &
Administrative Expenses    41,215      122,391      64,301       227,907

Interest Expense           60,514          325      24,410        85,249

Income (loss) before
Taxes                     (60,044)      60,568     (88,508)      (87,984)

Capital Expenditures       19,419       20,760           -        40,179

Segment Assets:
   Inventory            3,836,566      627,242           -     4,463,808
   Property, Plant
     & Equipment        1,920,277    1,004,013           -     2,924,290






Three Months Ended
December 31, 2001:

                        Aviation
                        Ground
                        Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $4,099,074     $673,947        $194    $4,773,215

Depreciation               30,222       54,032         814        85,068

Gross Margin              (20,983)     293,498         194       272,709

Selling Expenses          112,697       49,218           -       161,915

General &
Administrative Expenses    87,232      105,826      48,043       241,101

Interest Expense          (81,070)        (130)    (41,348)     (122,548)

Income (loss) before
Taxes                    (264,993)     194,587     (89,197)     (159,603)

Capital Expenditures       12,672       47,659           -        60,331

Segment Assets:
   Inventory            3,986,049      656,249           -     4,642,298
   Property, Plant
     & Equipment        2,051,577    1,093,120       1,509     3,146,206


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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company, for the first six months of fiscal year 2003, had a decrease in cash of $730,347 compared to a cash increase in the same period in fiscal year 2002 of $311,685. As of December 31, 2002, the Company had no cash equivalents.

During the six month period ended December 31, 2002, the Company recorded a net loss of $191,100. The Company's net cash used from operating activities was $626,447 in the first six months of fiscal year 2003 compared to net cash provided by operating activities of $865,929 in the same comparable period in fiscal year 2001. The decrease in net cash from operating activities was primarily due to increase in inventories at the end of the period. The increase in inventories was primarily due to the increase in sales backlog. Cash flow used in investing activities was $45,228 due to capital expenditures, and net cash used for financing activities was $58,672 due to reduction of debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity except for the increase in accounts payable due to Ford motor credit for purchase of chassis for manufacturing backlog.

The Company has working capital of $1,838,507, an increase of $149,245 since June 30, 2002. The increase was primarily due to additional inventory for a contract for the sale of flight line tow tractors to the United States Air Force. Current assets amounted to $6,822,285 and current liabilities were $4,983,778, resulting in a current ratio of 1.37 to 1, which resulted in a decrease of .02 since June 30, 2002. With long-term of $2,996,664 and equity of $1,849,279 at December 31, 2002, the debt as a percentage of total capital was 81%, compared with 78% at June 30, 2002.

Capital expenditures for the six months of fiscal year 2003 were $45,228 compared with $167,783 the same period in fiscal year 2002. The investments reflect the Company's continuing program to reduce costs, and to improve productivity and product quality in the aviation ground support equipment business and the cemetery business. The Company anticipates that it will spend approximately less than $50,000 on capital expenditures during the next two quarters of fiscal year 2003. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $.38 to $.95 per share during the six months of the Company's fiscal year 2003. The Company's book value per share at December 31, 2002 was $1.29 compared with $1.43 at June 30, 2002.

The Company has bank lines of credit totaling $2,500,000. As of December 31, 2002 there was $1,489,810 outstanding under these facilities.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of December 31, 2002, inflation did not have a significant effect on the Company's results in the first six months of fiscal year 2003.



RESULTS OF OPERATIONS
SIX MONTHS OF FISCAL YEAR 2003
COMPARED WITH SIX MONTHS OF FISCAL YEAR 2002


Cemetery Operations:

Revenue from sales for the six months ended December 31, 2002 was $1,211,133, or a decrease of $5,735 or .5%, when compared to the six months ended December 31, 2001. The decrease is primarily in land and markers cancellation fees. Interest from care funds at December 31, 2002 was $99,170, or a decrease of $15,939 or 14%. The decrease was caused by a lower rate of return on investments.

Cost of sales in relation to sales for the six months ended December 31, 2002 was $761,260, or an increase of $86,235 or 12.7%. The increase is attributed to increased repairs and maintenance on cemetery grounds, and retaining cemetery seasonal workers more months due to mild weather.

Gross profit for the six months ended December 31, 2002 was $449,873, or a decrease of $91,970 or 16.9% when compared to six months ended December 31, 2001.

Selling expense for the six months ended December 31, 2002, was $95,082, or a decrease of $3,709 or 4%, when compared to December 31, 2001. The decrease was primarily due to less sales commission earned and a reduction in employee benefits and miscellaneous expenses.

General and administrative expense for the six months ended December 31, 2002, was $204,692, or an increase of $1,898 or 1%, when compared to the six months ended December 31, 2001. The increase is due to upgrading the computer system by installing e-mail.


Holding Operations:

Revenue for the six months ended December 31, 2002 is immaterial.

General and administrative expense for the six months ended December 31, 2002 was $152,441, or an increase of $22,038 or 17%, when compared to the six months ended December 31, 2001. The increase was primarily due to the 2002 annual shareholders meeting being held in the second quarter and not the third quarter of fiscal year 2003.

Interest expense for the six months ended December 31, 2002 was $50,395, or a decrease of $30,278 or 38%, when compared to the six months ended December 31, 2001. The decrease is due to less debt, lower interest rates and refinancing of debt.


Stinar Operations:

Revenue from sales for the six months ended December 31, 2002 was $1,838,100 or a decrease of $6,201,474 or 77%, when compared to the six months ended December 31, 2001. A decline in revenue of $6,201,474 was primarily caused by the significant decrease in equipment and parts sales after the terrorist attacks that occurred on September 11, 2001, as well as sluggish U.S. and world economic conditions that have continued to negatively impact the Company.

Cost of sales in relation to sales for the six months ended December 31, 2002, was 101% or an increase of 5%, when compared to the six months ended December 31, 2001. The increase was due to aviation insurers having significantly increased the premiums for product liability insurance coverage.

Selling expenses in relation to sales for the fist six months ended December 31, 2002, was $102,781 or a decrease of $48,220 or 32%, when compared to the six months ended December 31, 2001. The decrease is primarily due to fewer commissions paid to inside and outside salesmen and agents of the Company due to the sluggish economy.

General and administrative expenses in relation to sales for the six months ended December 31, 2002, was $96,732 or a decrease of $59,930 or 38%, when compared to six months ended December 31, 2001. The decrease was primarily due to bank charges being reduced ($31,000) and elimination of 401-K retirement plan ($19,000).

Other expenses which consist of interest expense for the six months ended December 31, 2002, was $94,257 or a decrease of $167,981 or 64%, when compared to six months ended December 31, 2001. The decrease is due to the floor plan negotiated with Ford Motor Credit for no interest expense on chassis in inventory for 90 days, and less debt, caused by less inventory on hand due to a reduction of equipment and part sales.




RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2002
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2001


Cemetery Operations:

Revenues from sales for the three months ended December 31, 2002 was $620,461, or a decrease of $53,486 or 8%, when compared to three months ended December 31, 2001. The decline in sales was primarily due to grave boxes ($20,994) and interment fees ($44,250). The decline is attributed to at-need cases being lower due to a bankrupt cemetery located near Oakridge lowering its sales prices to attract customers.

Cost of sales for the three months ended December 31, 2002 was $381,349 or an increase of $57,163 or 17%, when compared to the three months ended December 31, 2001. The increase is primarily due to increased repairs and maintenance on cemetery grounds and mausoleum.

Gross profit for the three months ended December 31, 2002 was 33% or a decrease of 15% when compared to the three months ended December 31, 2001. Selling expenses for the three months ended December 31, 2002 was $55,828 or an increase of $6,881 or 14%, when compared to the three-month period ended December 31, 2001. The increase is due to increased health insurance costs.

General and administrative expense for the three months ended December 31, 2002 was $123,391 or an increase of $16,565 or 16%, when compared to the three months ended December 31, 2001. The increase is primarily due to increased insurance premiums, legal fees, and environmental costs.


Holding Operations:

Revenue for the three months ended December 31, 2002 is immaterial.

General and administrative expenses for the three months ended December 31, 2002 was $64,301, or an increase of $17,317 or 36%, when compared to the three months ended December 31, 2001. The increase is primarily due to holding the shareholders meeting during the second quarter of the fiscal year ($13,500) and travel expenses for Robert C. Harvey to manage the cemetery due to the resignation of the general manager.

Interest expense for the three months ended December 31, 2002 was $24,410, or a decrease of $16,938 or 41%, when compared to the three months ended December 31, 2001. The decrease is due to less debt and refinancing of debt at lower rates.


Stinar Operations:

Revenues from sales for the three months ended December 31, 2002 was $957,631, or a decrease of $3,104,454, or 76%, when compared to the three months ended December 31, 2001. The decline in revenue was primarily caused by the significant decrease in part and equipment sales after the terrorist attacks that occurred on September 11, 2001, as well as the sluggish U.S. and world economic conditions.

Cost of sales for the three months ended December 31, 2002, was $880,417, or a decrease of $3,202,651, or 78%, when compared to the three months ended December 31, 2001. The decrease is primarily due to less equipment and parts sales.

Gross profit for the three months ended December 31, 2002 was $77,214 or an increase of $98,197 or 100%, when compared to the three-month period ended December 31, 2001.

Selling expense for the three months ended December 31, 2002, was $58,004, or a decrease of $54,693 or 49%, when compared to the three months ended December 31, 2001. The decrease was primarily due to less international and United States commissions being paid.

General and administrative expenses for the three months ended December 31, 2002 was $41,215, or a decrease of $46,017 or 53%, when compared to the three months ended December 31, 2001. The decrease was primarily due to less bank fees associated with letters of credit fees for international sales.

Interest expense for the three months ended December 31, 2002 was $60,514, or a decrease of $20,556, or 26%, when compared to the three months ended December 31, 2001. The decrease is attributed to lower interest rates and less debt.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 4. CONTROLS AND PROCEDURES

(a)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Robert C. Harvey, the Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Company's disclosure procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on a date within 90 days before the filing date of this quarterly report, has concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made know to him by others within the Company.


(b)  CHANGES IN INTERNAL CONTROLS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 1,057,344 shares of common stock, or 74% of shares outstanding, were represented at the annual meeting of stockholders on December 20, 2002 at Faegre & Benson LLP, 2200 Wells Fargo Center, 90 South Seventh Street, Minneapolis, Minnesota.

Elected as directors of the Corporation, each receiving a minimum of 286,301 votes were:

     Robert C. Harvey
     Hugh McDaniel
     Robert Gregor

Stockholders ratified the appointment of Stirtz Bernards Boyden Surdel & Larter as independent auditors for the Corporation for 2003. The vote was 914,014 in favor; 141,480 against; and 1,685 abstaining.


ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ending December 31, 2002:

     3(i) Amended and Restated Articles of Incorporation of the Company, as amended (1)

     3(ii) Amended and Superseding By-Laws of the Company, as amended (1)

     99 Certification under Section 906 of the Sarbanes-Oxley Act.

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


                                   Oakridge Holdings, Inc.

                                   /s/ Robert C. Harvey

                                   Robert C. Harvey
                                   Chief Executive Officer


Date:  February 13, 2003








                  CERTIFICATIONS PURSUANT TO SECTION 302
                     OF THE SARBANES-OKLEY ACT OF 2002




I, Robert C. Harvey, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Oakridge
Holdings, Inc.


2. Based on my knowledge, this quarterly report does not contain untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


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


5. I have disclosed, based on my most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which would could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:      February 13, 2002

/s/Robert Harvey

Robert C. Harvey
President, Chief Executive Officer
Chief Financial Officer
Chairman of the Board of Directors









                             INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION                          PAGE

3(i)      Amended and Restated Articles       (incorporated by
          of Incorporation of the Company      reference)

3(ii)     Amended and Superseding By-Laws     (incorporated by
          of the Company, as amended           reference)

99        Certification Under Section 906     (filed electronically)
          of the Sarbanes-Oxley Act