Form 10QSB
period 2003-03-31
OAKRIDGE HOLDINGS INC
filed 2003-05-15
CIK 73605

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB
(Mark One)
[X} QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

            1,431,503 shares of Common Stock as of May 14, 2003

Transitional Small Business Disclosure Format (Check One):
     YES [ ]    NO[X]








                         OAKRIDGE HOLDINGS, INC.

                               FORM 10-QSB

                   For the quarter ended March 31, 2002


                            TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements:

         (a) Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited) and June 30, 2002

         (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)and nine months ended March 31, 2003 and 2002 (unaudited)

         (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2003 and 2002 (unaudited)

         (d)  Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.  Controls and Procedures


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings

ITEM 2.  Changes in Securities and Use of Proceeds

ITEMS 3-5.  Not Applicable

ITEM 6.  Exhibits and Reports on Form 8-K



SIGNATURES

CERTIFICATIONS

















PART I - FINANCIAL INFORMATION                               FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                           OAKRIDGE HOLDINGS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)




ASSETS:                                    March 31, 2003    June 30, 2002
(Unaudited)
                                        _________________    _____________
Cash & cash equivalents                          $553,022       $1,500,185
 Receivables                                    1,844,903        1,448,828
 Inventories:
  Production                                    3,440,213        1,990,310
  Cemetery and mausoleum space                    600,961          614,162
  Markers, urns & flowers                          24,606           26,341
Deferred income taxes                             157,800           90,000
Refundable income taxes                           187,874          240,173
Other current assets                               63,048           96,420
                                               ----------       ----------
Total current assets                            6,872,427        6,006,419
                                               ----------       ----------

Property, plant and equipment, at cost          5,276,161        5,213,837
Allowance for depreciation                     (2,411,475)      (2,189,319)
                                               ----------       ----------
                                                2,864,686        3,024,518
                                               ----------       ----------
Other assets                                       76,285           93,816
                                               ----------       ----------
                                               $9,813,398       $9,124,753
                                               ==========       ==========





LIABILITIES:                               March 31, 2003    June 30, 2002
                                               (Unaudited)
                                        _________________    _____________

Notes payable bank                             $1,489,810       $1,694,813
Accounts payable                                1,884,985          946,903
Deferred revenue                                  703,639          639,310
Accrued salaries & payroll taxes                  231,678          196,310
Accrued perpetual care fund                       132,497          185,168
Accrued marker and inscription costs               91,350           91,370
Accrued interest                                   18,450           62,223
Customer deposits                                  35,082           20,491
Current maturities of long-term debt              249,087          264,210
Other current liabilities                          76,229          116,359
                                              -----------       ----------
Total current liabilities                       4,912,807        4,317,157
                                              -----------       ----------
Long-term debt                                  2,996,664        2,767,217
                                              -----------       ----------
Total liabilities                               7,909,471        7,084,374
                                               ----------       ----------
STOCK HOLDERS' EQUITY
Common stock & additional paid-in-capital       2,172,126        2,172,126
Accumulated earnings (deficit)                   (268,199)        (131,747)
                                               ----------       ----------
                                                1,903,927        2,040,379
                                               ----------       ----------
                                               $9,813,398       $9,124,753
                                               ==========       ==========

See accompanying notes to the condensed consolidated financial statements


                                        OAKRIDGE HOLDINGS, INC.
                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                              (UNAUDITED)



                                        Three Months Ended March 31,    Nine
Months Ended March 31,
                                                2003            2002
2003            2002
                                     _______________________________
_____________________________
Revenue, net:
  Cemetery                                  $645,350        $535,029
$1,856,483     $1,751,887
  Aviation                                 2,283,990       2,281,979
4,122,090     10,321,553
  Interest - Care Funds                       44,184          55,851
143,354        170,960
  Other                                       37,020           6,990
59,711         45,581
                                           ---------       ---------      ------
----     ----------
 Total revenue                             3,010,544       2,879,849
6,181,638     12,289,981
                                           ---------       ---------      ------
----     ----------

Operating expenses:
  Cost of aviation sales                   2,104,280       2,169,373
3,971,704      9,835,966
  Cost of cemetery sales                     420,558         346,631
1,181,818      1,021,656
  Sales and marketing                        100,434         175,952
298,297        425,744
  General and administrative                 226,524         234,041
680,389        723,900
                                           ---------       ---------      ------
----     ----------
Total operating expenses                   2,851,796       2,925,997
6,132,208     12,007,266
                                           ---------       ---------      ------
----     ----------
Income (loss) from operations                158,748         (46,148)
49,430        282,715

Interest expense                             100,100         138,544
244,882        481,585
                                           ---------       ---------      ------
----     ----------
Income (loss) before income taxes             58,648        (184,692)
(195,452)      (198,870)

Provision for income taxes                    14,000         (50,000)
(59,000)       (50,000)
                                           ---------       ---------      ------
----     ----------
Net income (loss)                            $44,648       $(134,692)
$(136,452)     $(148,870)
                                           =========       =========
==========     ==========







Net income (loss) per
  common share - basic                         $.031         $(.094)
$(.095)        $(.104)
                                           =========       =========
=========      =========

Weighted average number of
  common shares - basic                    1,431,503       1,431,503
1,431,503      1,431,503
                                           =========       =========
=========      =========

Net income (loss) per
  common share - diluted                      $(.025)         $(.094)
$(.095)        $(.104)
                                           =========       =========
=========      =========

Weighted average number of
  common shares outstanding - diluted      2,239,048    Antidilutive
Antidilutive   Antidilutive
                                        ============    ============
============   ============

See accompanying notes to the condensed consolidated financial statements

                         OAKRIDGE HOLDINGS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                               (UNAUDITED)


                                               Nine Months Ended March 31,
                                                       2003          2002
                                             ______________ _____________
Cash flows from operating activities:
  Net income (loss)                               $(136,452)    $(148,870)
  Adjustments to reconcile net income (loss)
   to cash flows from operating activities:
    Depreciation & amortization                     222,156       180,856
    Change in accounts receivable                  (396,075)    2,629,287
    Change in inventories                        (1,434,967)    3,782,432
    Change in deferred income taxes                 (67,800)     (100,173)
    Change in other assets                          103,202        83,800
    Change in accounts payable                      938,082    (4,084,166)
    Change in accrued liabilities                   (22,306)     (416,130)
                                                 ----------    ----------

Net cash from operating activities                 (794,160)    1,927,036
                                                 ----------    ----------
Cash flows from investing activities:
  Purchase of property and equipment                (62,324)     (200,795)
                                                 ----------    ----------
  Net cash from investing activities                (62,324)     (200,795)
                                                 ----------    ----------
Cash flows from financing activities:
  Repayment of short-term debt                     (205,003)            -
  Proceeds from long-term debt                      114,324    (1,234,918)
                                                 ----------    ----------
  Net cash from financing activities                (90,679)   (1,234,918)
                                                 ----------    ----------
Net change in cash:                                (947,163)      491,323

Cash at beginning of period                       1,500,185       864,181
                                                 ----------    ----------
Cash at end of period                              $553,022    $1,355,504
                                                 ==========    ==========

See accompanying notes to the condensed consolidated financial statements















                         OAKRIDGE HOLDINGS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002. Operating results for the nine-month period ended March 31, 2003 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include but are not limited to accounts receivable, inventories, and accruals. Actual results could differ from those estimates.


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

                                                Nine Months Ended March 31,
                                                        2003          2002
                                                  ----------    ----------

Income (loss) from continuing operations           $(136,452)    $(148,870)

Average shares of common stock outstanding
used to compute basic earnings per common share    1,431,503     1,431,503

Additional common shares to be issued assuming
exercise of stock options, and conversion of
convertible debentures                          Antidilutive  Antidilutive

Additional income from continuing operations,
assuming conversion of convertible debentures
at the beginning of the period                  Antidilutive  Antidilutive

Shares used to compute dilutive effect
of stock options and convertible debentures     Antidilutive  Antidilutive

Basic earnings per common share from
continuing operations                                 $(.095)       $(.104)

Diluted earnings per common share
from continuing operations                      Antidilutive  Antidilutive


3. COMPREHENSIVE INCOME

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

The table below summarizes information about reported segments for the three months and nine months ended March 31:


Nine Months Ended
March 31, 2003:

                         Aviation
                           Ground
                          Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $4,154,519   $2,026,893        $226    $6,181,638

Cost of Sales           3,971,704    1,181,818           -     5,153,522

Gross Profit              182,815      845,075         226     1,028,116

Selling Expenses          147,180      151,117           -       298,297

General &
Administrative
Expenses                  128,151      324,904     227,334       680,389

Interest Expense          158,519        3,253      83,110       244,882

Income (loss) before
Taxes                    (251,035)     365,801    (310,218)     (195,452)

Capital Expenditures       26,160       36,164           -        62,324

Segment Assets          6,820,543    2,663,908     328,947     9,813,398

  Inventory             3,440,213      625,567           -     4,065,780

  Property, Plant
  & Equipment (net)     1,881,048      983,638           -     2,864,686


See accompanying notes to the condensed consolidated financial statements




Three Months Ended
March 31, 2003:

                         Aviation
                           Ground
                          Support
                        Equipment   Cemeteries   Corporate  Consolidated

Revenues               $2,293,944     $716,590         $10    $3,010,544

Cost of Sales           2,104,280      420,558           -     2,524,838

Gross Profit              189,664      296,032          10       485,706

Selling Expenses           44,399       56,035           -       100,434

General &
Administrative
Expenses                   31,419      120,212      74,893       226,524

Interest Expense           64,262        3,123      32,715       100,100

Income (loss) before
Taxes                      49,584      116,662    (107,598)       58,648

Capital Expenditures        6,106       10,990           -        17,096

Segment Assets          6,820,543    2,663,908     328,947     9,813,398

  Inventory             3,440,213      625,567           -     4,065,780

  Property, Plant
  & Equipment (net)     1,881,048      983,638           -     2,864,686



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

Management's discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company's business and products, revenues, expenditures and operating and capital requirements. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for the future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially for those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: The effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the cost and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its' subordinated debentures. The Company for the first nine months of fiscal year 2003 had a decrease in cash of $947,163 compared to a cash increase in the same period in fiscal year 2002 of $491,323. During the nine month period ended March 31, 2003, the Company recorded net loss of $136,452. The Company's net cash used from operating activities was $794,160 in the first nine months of fiscal year 2002 compared to net cash from operating activities of $1,927,036 in the same comparable period in fiscal year 2002. The decrease in net cash from operating activities was primarily due to increased chassis inventory and increase of accounts receivable. Cash flow used in investing activities was $62,324 due to capital expenditures, and net cash used in financing activities was $90,679 due to payment of debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.The Company continues to maintain a good financial position, with net working capital of $1,959,620, an increase of $270,358 since June 30, 2002.

The increase was primarily due to increase of work in process, raw materials and chassis used in production and net income for the quarter. Current assets amounted to $6,872,427 and current liabilities were $4,912,807 resulting in a current ratio of 1.4 to 1, which resulted in an increase of .07 since June 30,2002. With debt of $7,909,471 and equity of $1,903,927 at March 31, 2003, the debt as a percentage of total capital was 81%, compared with 78% at June 30, 2002.

The Company's present working capital is sufficient to meet current operating needs.

Capital expenditures for the nine months of fiscal year 2003 were $62,324 compared with $200,795 during the same period in fiscal year 2002. The investments reflect the Company's continued effort to improve productivity and product quality in the aviation ground support equipment business and the upgrade of software and hardware in the cemetery business. The Company anticipates that it will spend approximately $50,000 on capital expenditures during the last quarter of fiscal year 2003. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $.38 to $.95 per share during the nine months of the Company's fiscal year 2003. The Company's book value per basic share at March 31, 2003 was $1.33 compared with $1.43 at June 30, 2002.
The Company's annualized return from continuing operations on average equity for the nine months of fiscal year 2003 and 2002 was negative. The annualized return from continuing operations on average assets was negative for the nine months of fiscal year 2003 and 2002.

The Company has a bank line of credit for $2,500,000. As of March 31, 2003, there was $1,489,810 outstanding under this facility.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of March 31, 2003, inflation did not have a significant effect on the Company's results in the nine months of fiscal year 2003.


RESULTS OF OPERATIONS
NINE MONTHS OF FISCAL YEAR 2003
COMPARED WITH NINE MONTHS OF FISCAL YEAR 2002


Cemetery Operations:

Revenues for the nine months ended March 31, 2003 were $1,856,483, or an increase of $104,596 or 6% when compared to the nine months ended March 31, 2002. The increase was primarily due to increased sales of cemetery plots and markers due to changes in management. The increase was offset by a decrease in land and markers cancellation fees, cremation fees, and mausoleum sales. The accounting for cancellation fees is to debit inventory and either credit cash or accounts receivable.

Cost of sales in relation to sales for the nine months ended March 31, 2003 was $1,181,818, or an increase of $160,562 or 16%, when compared to the nine months ended March 31, 2002. However cost of sales in relation to sales increased 5.3% for the nine months ended March 31, 2003 when compared to nine months ended March 31, 2002. The increase was primarily due to a reduction in sales prices by the Company to be competitive in the industry.

Gross profit for the nine months ended March 31, 2003 was $845,075, or a decrease of $ 56,116 or 6%, when compared to nine months ended March 31, 2002. The decrease in gross profit was primarily due to increased costs of markers and grave boxes from the manufacturers.

Selling expenses for the nine months ended March 31, 2003, were $151,117, or an increase of $7,517 or 5%, when compared to the nine month ended March 31, 2002. The increase was primarily due to commissions earned on sales by the salesman.

General and administrative expenses for the nine months ended March 31, 2003, were $324,904, or a decrease of $1,685 or 1%, when compared to the nine month ended March 31, 2002. The decrease was immaterial.


Holding Operations:

Revenues for the nine months ended March 31, 2003 were $226, or a decrease of $313, when compared to the nine months ended March 31, 2002. The decrease is immaterial.

General and administrative expenses for the nine months ended March 31, 2003 were $227,334, or an increase of $36,022, when compared to the nine months ended March 31, 2002.

The increase is primarily due to there being no allocation of Robert C. Harvey's salary to the aviation or cemetery companies even though Mr. Harvey is presently the Chief Executive Officer and Chief Financial Officer of both entities.

Interest expense for the nine months ended March 31, 2003 was $83,110, or a decrease of $45,157, when compared to the nine months ended March 31, 2002. The decrease can be contributed to less debt associated with the debentures.


Stinar Operations:

Revenues for the nine months ended March 31, 2003 were $4,154,519, or a decrease of $6,212,076 or 60%, when compared to the nine months ended March 31, 2002. The decrease was primarily due to the United States commercial industry and international markets foregoing or delaying the purchasing of equipment or parts. The sales makeup was 56% to United States Government entities, 18% to international airlines and 26% to commercial airlines in the United States.

Cost of sales in relation to sales for the nine months ended March 31, 2003, was 96% or a decrease of 1%, when compared to the nine months ended March 31, 2002. The decrease was primarily due to decreased margins on sales caused by competitors reducing sales prices, and competitive pricing on all equipment.

Gross profit for the nine months ended March 31, 2003 was 4% or a decrease of 1%, when compared to the nine months ended March 31, 2003. The decrease is due to lower margins on all sales to be competitive with competitors.

Selling expenses in relation to sales for the fist nine months ended March 31, 2003, were $147,180, or a decrease of $134,964 or 48%. The decrease was primarily due to decreased sales commissions paid due to lower sales.

General and administrative expenses in relation to sales for the nine months ended March 31, 2003, was $128,151, or a decrease of $77,848 or 38%, when compared to the nine months ended March 31, 2002. The decrease was primarily due to reduction of personnel and reduction of all costs, which are not considered necessary.

Other expenses which consist of interest expense for the nine month ended March 31, 2003, were $158,519, or a decrease of $322,624 or 67%, when compared to the nine month ended March 31, 2002. The decrease is primarily due to the floor plan negotiated with Ford Motor Credit for no interest on chassis for 90 days.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2002

Cemetery Operations:

Revenues for the three months ended March 31, 2003 were $716,519, or an increase of $125,710 or 21%, when compared to the three months ended March 31, 2002. The increase was primarily due to a increase in at-need caseload, and increased sales of cemetery plots and markers.

Cost of sales for the three months ended March 31, 2003 was $420,558, or an increase of $73,927 or 21%, when compared to the three months ended March 31, 2002. The increase relates to the 21% increase in sales.

Gross profit for the three months ended March 31, 2003 was $296,032 or 41%, which consisted with the three-month period ended March 31, 2002.

Selling expenses for the three months ended March 31, 2003 were $56,035, or a decrease of $410, when compared to the three-month period ended March 31, 2002. The decrease is immaterial.

General and administrative expenses for the three months ended March 31, 2003 were $120,212, or a decrease of $3,583, or 3% when compared to the three-month period ended March 31, 2002. The decrease is primarily due to a reduction of various expenses which separately are immaterial.


Holdings Operations:

General and administrative expenses for the three months ended March 31, 2003 were $74,893, or an increase of $13,984, when compared to the three-month period ended March 31, 2002. The increase is primarily due to there being no allocation of Robert C. Harvey's salary expense to cemetery or aviation companies for which he is the Chief Executive Officer and Chief Financial Officer and training classes for new SEC changes and cemetery changes.

Interest expense for the three months ended March 31, 2003 was $32,715, or an increase of $7,940, when compared to the nine months ended March 31, 2002.


Stinar Operations:

Revenues for the three months ended March 31, 2003 were $2,293,944 or an increase of $ 4,995 or .2%, when compared to the three months ended March 31, 2002. The increase is immaterial.

Cost of sales for the three months ended March 31, 2003 was $2,104,280, or a decrease of $65,093 or 3%, when compared to the three months ended March 31, 2002. The decrease was primarily due to lower prices for raw materials.

Gross profit for the three months ended March 31, 2003 was $189,664, or an increase of $70,088 or 59%, when compared to the three months ended March 31, 2002. Gross profit was 8% of revenue or an increase of 3% when compared to the three month ended March 31, 2002.

Selling Expenses for the three months ended March 31, 2003 was $44,399, or a decrease of $86,245 or 66%, when compared to the three months ended March 31, 2002. The decrease was primarily due to decreases in sales commissions paid to international sales agents, due to a decrease in international sales.

General and administrative expenses for the three months ended March 31, 2003 were $31,419, or a decrease of $18,417 or 37%, when compared to the three months ended March 31, 2002. The decrease was primarily due to the reduction of full time employees and reduction program for all expenses not considered necessary.

Interest expense for the three months ended March 31, 2003 was $64,262, or a decrease of $26,195 or 29%, when compared to the three months ended March 31, 2002. The decrease is due to the floor plan negotiated with Ford Motor Credit for no interest on chassis for 90 days, and less debt outstanding during most recent period.


ITEM 3. CONTROLS AND PROCEDURES

  (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Robert C. Harvey, the Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures ( as defined in the Company's disclosure procedures ( as defined in Exchange Act Rules 13a-14a and 15(d)-14@a) on a date within 90 days before the filing date of this quarterly report, has concluded that, as of such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to him by others within the Company.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of this Quarterly Report on Form-10QSB for the quarterly period ending March 31, 2003.


3(i) Amended and Restated Articles of Incorporation of the Company, as amended (1)

3(ii)Amended and Superseding By-Laws of the Company, as amended (1)

99 Certification under Section 906 of the Sarbanes-Oxley Act


(1) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report of Form 10-KSB for the fiscal year ended June 30, 1997.


(b) No reports on Form 8-K were filed during the quarter.




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


Date:  May 14, 2003









                  CERTIFICATIONS PURSUANT TO SECTION 302
                     OF THE SARBANES-OXLEY ACT OF 2002

I, ROBERT C. HARVEY, certify that:


1.   I have reviewed this quarterly report on Form-10QSB of Oakridge
     Holdings, Inc.

2. Based on my knowledge, this quarterly report does not contain untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-
     14) for the registrant and have:

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


5. I have disclosed, based on my most recent evaluation to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

     a) all significant deficiencies in the design or operation of internal controls which would could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls: and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:     May 14, 2003

/s/Robert Harvey

Robert C. Harvey
President, Chief Executive Officer
Chief Financial Officer
Chairman of the Board of Directors





                             INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION                             PAGE

3(i)      Amended and Restated Articles of       (incorporated by
          Incorporation of the Company            reference)

3(ii)     Amended and Superseding By-Laws of     (incorporated by
          the Company, as amended                 reference)

99        Certification Under Section 906        (filed electronically)
          of the Sarbanes-Oxley Act