Form 10KSB
period 2003-06-30
OAKRIDGE HOLDINGS INC
filed 2003-10-14
CIK 73605

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2003

{ }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __ to __

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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. {X}

         The issuer's revenues for its fiscal year ended June 30, 2003 were $10,274,996.

     The aggregate market value of the voting stock held by non-affiliates on September 16, 2003, was approximately $584,053, based on the average of the bid and asked price of such stock.

     The number of shares outstanding of Registrant's only class of common equity on September 16, 2003, was 1,431,503.

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


ITEM 1.  DESCIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

Oakridge Holdings, Inc. ("OHI"), through its wholly owned subsidiaries described in this Form 10-KSB (with OHI, collectively referred to herein as the "Company"), is engaged in the following business segments:

     -    Cemeteries used for the interment of human remains
     -    Manufacturing and Marketing of Aviation Ground Support
          Equipment

The Company began operations on March 6, 1961, with two cemeteries in Cook County, Illinois, emphasizing service and careful attention to customers' preferences and needs. Over the next 42 years, the Company became involved in more cemeteries, funeral homes, marketing of monuments, and various partnerships in real estate transactions.

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

Together the cemeteries comprise 176.7 total acres of real estate, of which
12.8 acres are used for interior roads and other improvements, and 163.9 acres with 137,000 burial plots, of which 31,879 were in inventory, with 975 niches and 3,190 crypts, of which 131 niches and 326 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 22 to 30 year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing internment services, burial plots and crypts, the Company sells cremation services and has a chapel.


AVIATION GROUND SUPPORT EQUIPMENT SEGMENT. On June 29, 1998, the Company (through Stinar HG, Inc., a Minnesota corporation and wholly-owned subsidiary of the Company ("Stinar")) purchased substantially all of the assets (including the right to use the Stinar name) of Stinar Corporation, a Minnesota corporation.

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

Stinar sells its products to airports, airlines, and government and military customers in the United States, where non-governmental domestic sales comprise approximately 13%, government and military customer's 71% and international 16% of its annual revenues.


               FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The following table summarizes the assets, revenues and operating profit or loss attributable to the Company's two industry segments for the date and periods indicated. The term "operating profit (loss)" represents revenues less all operating expenses. Management evaluates the performance of the Company's business segments and allocates resources to them based on operating profit or loss. Operating expenses of a business segment do not include corporate interest expense, corporate income or expense, or taxes on income. Other financial information about the Company's business segments appears in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 7, Financial Statements.

For the fiscal years ended June 30,         2003          2002

Revenues:
(1)  Aviation                         $7,478,572   $12,515,685
(2)  Cemetery                          2,796,424    2, 692,892

Operating profit or loss:
(1)  Aviation                          $(226,283)    $(627,536)
(2)  Cemetery                            296,749       544 089

Identifiable assets:
(1)  Aviation                         $7,745,972    $5,796,488
(2)  Cemetery                          4,460,673     2,960,146




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

Under Illinois law, the Company is required to place a portion of all sales proceeds of cemetery lots, niches and crypts in a trust fund for perpetual care of the cemeteries. Pursuant to these laws, the Company deposits 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of mausoleum space into a perpetual care fund. Earnings from these funds are recognized in current cemetery revenues and are intended to defray cemetery maintenance costs. The Company's market value of the perpetual care funds balances as of June 30, 2003 was approximately $4,469,315 and the cost was $4,352,240.

The Company has a "pre-need" trust account representing revenues received by the Company for the purchase of vaults and interment services prior to the death of the decedent. The market value of the pre-need trust as of June 30, 2003 was approximately $1,229,407 and the cost was $1,015,669. The trust is administered by Access Financial Group, Inc., through a master trust with the Illinois Cemetery and Funeral Home Association.

Accounting for pre-need trust is to debit accounts receivable or cash, then credit inventory, cemetery space sales, pre-need opening and closing sales or pre-need grave box depending on the sale. The pre-need is recorded on the balance sheet as deferred revenue and is recognized upon delivery of pre-need cemetery merchandise and services at the time of need.

Receivables from pre-need only include the amount owed from the customer who purchased the pre-need merchandise. There is no receivable recorded for funds owed to the Company from merchandise and service trusts. The receivables from the trusts are netted against the liability on the balance sheet.

Realized earnings is only recorded for the sale of cemetery space since inventory is credited.

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


STINAR CORPORATION. The aviation ground support equipment business is extremely fragmented and diverse. The Company estimates that there are approximately twenty-five companies operating in the United States and ten companies outside the United States in the business of manufacturing equipment similar to that manufactured by Stinar. The purchasers of the types of equipment manufactured by Stinar tend to be longstanding, repeat customers of the same manufacturers, with quality, reliability, pricing, warranties, after market service and delivery being the key factors cited by customers in selecting an aviation ground support equipment supplier. Accordingly, while the market for Stinar equipment is competitive, the Company believes that Stinar's reputation for quality and reliable equipment and the industry's familiarity with Stinar puts it on equal footing with its competitors. Major domestic competitors include Hi-Way, Inc., and Global Ground Support, LLC. in catering equipment, Lift-A-Loft Corporation and NMC-Wollard in passenger stairs and Lift-A-Loft Corporation, NMC-Wollard and Phoenix Metal Products in lavatory and water carts, and Tesco Equipment Corporation, Lift-A-Loft corporation and NMC-Wollard in hi-lift equipment. International competitors include Mullaghan Engineering in catering equipment, Accessair Systems, Inc. and Vestergaard Company, Inc. in water and lavatory carts.



                                 MARKETING

CEMETERY OPERATIONS. Sales are made to customers utilizing the facilities primarily on an at-need basis, that is, on the occurrence of a death in the family when the products and services and internment space are sold to the relatives of the deceased. The cemeteries do not actively market their products. Rather the customers typically learn of the cemeteries from satisfied customers who recommend the cemeteries based on superior location and services rendered.


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


                              CREDIT POLICIES

Neither of the Company's business segments generally extends long-term credit to customers.


                               INTERNATIONAL

Stinar's sales to customers outside the United States represented approximately 16 percent of Stinar's net sales in 2003. Products are manufactured and marketed through the Company's sales department and sales representatives around the world. For additional information, see discussions of individual business segments included above; under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; and in Item 7, Financial Statements.


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

While future economic events cannot be predicted, the Company believes its current operations for fiscal year 2004 will be affected by the act of war on the United States.


                                 EMPLOYEES

As of June 30, 2003, the Company had 73 full time and 12 part time or seasonal employees. Of these, the Company employed 56 full-time employees in the aviation segment and 17 full-time and 11 part-time or seasonal employees in the cemeteries segment.

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

A total of approximately $250,518 has been spent in prior years and 2003 for remediating conditions at the Cemetery Operations. In fiscal year 1997, the Company was notified by the Illinois Environmental Protection Agency ("Illinois EPA") that the environmental work conducted at the Cemetery Operations may not have been in full compliance with its guidelines. The Company responded to the Illinois EPA in 2003 with a new work plan that will require the expenditure of additional costs of approximately $28,500 of which $22,518 has been spent or accrued, with the possibility of additional costs. The Company is awaiting a response on the work plan from the Illinois EPA. During 2003, the Company spent $22,518 for black-topping of the parking lot around the shop, a water tank for drinking water, and EPA consultants to submit a plan for approval. Additional costs beyond the $5,982 accrued for at June 30, 2003 may be incurred; however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has Illinois EPA approval. Accordingly, the Company has made no provision for reimbursements. The Company is not aware of any other environmental issues affecting the Cemetery Operations. No environmental expenditures have been capitalized.


STINAR CORPORATION. Stinar owns a 43,271 square foot manufacturing facility located on approximately 7.875 acres of land (the "Stinar Facility") in an industrial park in Eagan, Minnesota, a suburb of St. Paul, Minnesota. Prior to the acquisition of the Stinar Facility, Stinar and the Company obtained a Phase I environmental assessment of the Stinar Facility. This Phase I environmental assessment suggested the need for additional study of the Stinar Facility. In addition, the Phase I assessment suggested that certain structural improvements be made to the Stinar Facility. Accordingly, two additional Phase II environmental assessments were performed and revealed the presence of certain contaminants in the soil around and under the building located on the Stinar facility.

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

The purchase agreement by which the Company acquired Stinar and the Stinar Facility requires the seller and its shareholders to indemnify Stinar for costs or expenses by Stinar related to environmental conditions at the Stinar Facility, up to an amount believed by the Company and Stinar to exceed the reasonably anticipated potential liability associated with the Stinar Facility. In addition, the seller agreed to pay all costs associated with obtaining the no association letter from the MPCA and the seller paid for the environmental consulting, remediating and structural improvements discussed in the preceding paragraph. The Company does not anticipate that the operations of Stinar and the ownership of the assets will result in any material liability to the Company or Stinar under existing environmental laws, and Stinar has not included a material sum in its budget for matters related to environmental compliance.


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


ITEM 2:  DESCRIPTION OF PROPERTIES.

The Company's principal executive offices are located at Stinar Corporation at 3255 Sibley Memorial Highway, St. Paul, Minnesota.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Ave, Hillside, Illinois. The two business segments comprise 176.7 acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The business segments have two mausoleums, office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in good to excellent shape with major work being required on the front steps and outside landing of the mausoleum due to water leaking into the mausoleum crypts from these areas and will require approximately $100,000 of repairs in the future. All other buildings are in fair shape and will require minimum repairs.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. This facility was purchased by Stinar in connection with the purchase of assets. The purchase of the Stinar facility was financed by the Seller pursuant to contracts for deed payable in monthly installments of $9,766 for seven years from the date of purchase, with a balloon payment of principal of $1,207,000 due on June 29, 2005. The condition of the manufacturing facility and office spaces is fair and will require minimum improvements in the foreseeable future at an estimated cost of $50,000.


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


                         PART II

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

(a) MARKET INFORMATION.

Trading in the Company's common stock is in the over the counter market, primarily through listings in the National Quotation Bureau "pink sheets," although the market in the stock is still not well established. The table below sets forth the range of bid and asked prices for the two most recent fiscal years. Prices used in the table were reported to the Company by National Quotation Bureau, Inc. These quotations represent inter-dealer prices, without retail markup or commission, and may not necessarily represent actual transactions.




               Fiscal Year 2003  Fiscal Year 2002
First Quarter        $.80 - .59       $1.74 - .75
Second Quarter        .95 - .38         .80 - .75
Third Quarter         .38 - .38         .85 - .81
Fourth Quarter        .55 - .38        1.01 - .71



(b) HOLDERS.

As of September 16, 2003, the number of holders of record of the Company's common stock was approximately 1,500.


(c) DIVIDENDS.

The Company has never paid dividends on it common stock and does not anticipate paying dividends on its common stock in the foreseeable future.



ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS

                                Fiscal 2003



                      LIQUIDITY AND CAPITAL RESOURCES


The Company relies on cash flow from its two business segments to meet operating needs, fund debt service and fund capital requirements. The cemeteries and Stinar operations have provided sufficient cash during the prior years to support day-to-day operations, current debt service, and capital expenditures. The Company expects that cemetery and Stinar operations will provide sufficient cash during the next five years to cover all debt requirements and operational needs, except for the balloon payment on the Stinar Facility which will need to be refinanced during 2005.

Stinar has a $2,500,000 line of credit to fund operations and capital expenditures. The line of credit will expire on December 2, 2003 and discussions with the bank indicate that it will likely be renewed to December 2, 2004. During fiscal year 2003, the Company did not meet all bank conventions and a waiver was issued by the bank.

There are no expected changes in the number of full time, part time or seasonal employees employed by the cemetery operations. Stinar does anticipate hiring back employees if economic conditions in the aviation industry improve.

The cemetery operations and Stinar have a new five-year plan for $1,500,000 in capital expenditures starting in 2003.

The cemetery operations' capital expenditures will be approximately $1,000,000 under the five-year plan. The funds will be expended for continued road improvements, building improvements for the mausoleums, increased inventory of niches and crypts in the mausoleums and outdoors, computer software and hardware equipment and ground equipment. The expenditures for the mausoleum estimated at $400,000 will take place as inventory for the sale of crypts and niches is needed. The cemeteries' capital expenditures for fiscal year 2003 were $96,591, and were used for the following: $36,591 for new cemetery and accounting software and hardware equipment, and $60,000 for a new water truck to water graves. Cemetery operations expects to spend approximately $200,000 in fiscal year 2004 for office equipment, new phone system, computer equipment, addition to shop building, blacktopping of additional roads, shop equipment and roof for front entrance of the mausoleum. All expenditures will take place in the first quarter of fiscal year 2004 and the mausoleum expenditure for a roof above the entrance will take place in the fourth quarter of fiscal year 2004.

Stinar's capital expenditures will be approximately $500,000 under the new five-year plan. The funds will be expended for improvements of the manufacturing plant and office, plant and office equipment, and computer software and hardware. These expenditures will take place evenly over the five year plan. Stinar's capital expenditures for fiscal year 2003 were $28,273, and were for the following: $613 for a digital camera, $9,926 for jigs to produce the bobtails, $1,000 for office furniture, $16,248 for repairs after exchange of semi-tractors, and $487 for software. Stinar operations expects to spend approximately $75,000 in fiscal year 2004 for buyout of paint booth lease and shop equipment.


                           RESULTS OF OPERATIONS

CEMETERY OPERATIONS.

In fiscal year 2003, cemetery revenues increased $103,532 or 2% in comparison to fiscal year 2002. Sales of cemetery space increased $38,529 or 10%, sales of markers and foundations increased $32,149 or 5% and sales of grave boxes increased $84,254 or 29%. The greatest decrease in revenue was $60,696 in cemetery care fund income; the decrease was due to the decline in interest rates.

In fiscal year 2003, cost of sales increased $212,418 or 14% over fiscal year 2002. The increase was due to the $154,151 cost of hauling dirt off the cemetery grounds which was an increase of $150,000 over fiscal year 2002, an increase of health insurance costs of $40,000, and an increase of the cost of repairs and maintenance of approximately $22,000 over fiscal year 2002. All other expenses remained constant with fiscal year 2002.

Selling expenses increased $12,251 or 6% over fiscal year 2002. The increase was attributable to increased commissions resulting from increased sales. All other expenses remained constant with fiscal year 2002.

General and administrative expensse decreased $107,657 or 16% over fiscal year 2002. The decrease was attributable to a decrease in corporate assessments and management salary due to resignation of Marie Leshyn, the former general manager of the cemeteries. All other expenses remained constant with fiscal year 2002.

Interest income increased $3,558. The increase was attributable to increased cash flow and management of excess funds.


STINAR OPERATIONS.

In fiscal year 2003, revenue decreased $5,037,113, or 40%, in comparison to fiscal year 2002. The decrease was primarily due to the worldwide airline recession caused by the terrorist act of September 11, 2001.

Cost of goods sold in fiscal year 2003 in relation to sales was $7,228,084 or 97%. The increase of 2% over fiscal year 2002 was primarily due to the Company having to decrease profit margins to compete in the market place and increases in medical insurance of 20%, as well as an increase in the business insurance package of 37%, and an increase in the cost of utilities of 50%.

Gross profit decreased 2% in fiscal year 2003 in comparison to fiscal year 2002. The decrease can be attributed to the economic slow down in the airline industry, which caused the market to demand lower sales prices from its vendors and an increase in insurance costs.

Selling expenses decreased $132,861 or 38%, for fiscal year 2003 in comparison to fiscal year 2002. The decrease is primarily due to lower commissions of approximately $106,000, less out of pocket expenses related to calling on customers of approximately $33,000.

General and administrative expenses decreased $140,010, or 35%, for the fiscal year 2003 when compared to fiscal year 2002. The decrease was primarily due to the following: a $42,277 reduction in officer salaries, a $14,264 reduction in office salaries, and a reduction of bank charges of approximately $35,000. This decrease was offset by legal fees of $5,000, research and development expenses of $6,000 and a 401-k employer match of $18,635.

Interest expense decreased $248,708, or 56%, for the fiscal year 2003 compared to fiscal year 2002. The decrease is due to having less chassis inventory due to the reduction of sales orders, and having a Ford Motor Credit financing floor plan with no interest charges for 90 days as long as Robert C. Harvey, the Company's CEO/CFO, guarantees payment.


HOLDING OPERATIONS.

Operating expenses in fiscal year 2003 increased $89,276 or 44%, over fiscal year 2002. The increase is attributed to increased professional fees of $26,455 related to cemetery operations, and an increase in officer salaries of $51,399, which has not been allocated to wholly owned subsidiaries for which Robert C. Harvey serves as the President and Chief Operating Officer.

Interest expense in fiscal year 2003 decreased $50,260, or 32% in comparison to fiscal year 2002. The decrease is due to less debenture debt.


                                Fiscal 2002

                           RESULTS OF OPERATIONS

CEMETERY OPERATIONS.

In fiscal year 2002, cemetery revenues decreased $196,583 or 7% in comparison to fiscal year 2001. At-need case volume decreased 8% over fiscal year 2001. The decrease was attributable to a decline in mortality rates and increased competition from a cemetery in receivership having extremely low prices. Sales of memorialization decreased $67,049 over fiscal year 2001. The decrease was attributable to increased competition from memorial dealers and funeral homes and lack luster consumer spending post September 11, 2001.

In fiscal year 2002, cost of sales decreased $19,650 or 1.3% over fiscal year 2001. Increases in costs of memorials sold were offset by decreases in the number of ground employees and repair and maintenance costs.

Selling expenses decreased $16,341 or 7.6% over fiscal year 2001. The decrease was attributable to decreased commissions resulting from decreased sales of memorialization products and the elimination of the employees benefit plan in 2002.

General and administrative expense decreased $97,990 or 13.3% over fiscal year 2001. The decrease was attributable to a decrease in corporate assessments and reduction of temporary labor used to input internment records into the database in fiscal year 2001.


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

Gross profit decreased 5% in fiscal year 2002 in comparison to 2001. The decrease was attributable to the economic slow down in the airline industry, which caused the Company to decrease sales prices to be competitive.

Selling expenses decreased $71,800 or 17%, for fiscal year 2002, compared to fiscal year 2001. The decrease was primarily due to less advertising in industry trade magazines and lower sales commissions paid.

General and administrative expenses decreased $445,212, or 62%, for the fiscal year 2002 when compared to fiscal year 2001. The decrease was primarily due to the following: a $132,455 reduction of bad debts, a $46,846 reduction in the 401-K employer match, a $9,028 reduction in legal fees, a $132,980 reduction in research and development expenses, a $10,414 redution in costs of office supplies, and a $50,190 reduction in salaries due to a reduction of office staff.

Interest expense decreased 196,110, or 31%, for the fiscal year 2002 compared to fiscal year 2001. The decrease was due to having less chassis inventory due to the reduction of sales orders.


HOLDING OPERATIONS.

Other income increased by $5,820 in fiscal year 2002, primarily due to the Company receiving shares in Principal Financial Group.

Operating expenses in fiscal year 2002 decreased $44,738 or 18%, over fiscal year 2001. The decrease was attributable to a reduction in officer salaries, which has been allocated to wholly owned operating subsidiaries for which Robert C. Harvey serves as the President.

Interest expense in fiscal year 2002 decreased $7,202, or 4% in comparison to prior fiscal year 2001. The decrease was due to lower debenture debt.



ITEM 7:  FINANCIAL STATEMENTS.

The financial statements of the Company for the fiscal years ending June 30, 2003 and 2002, located at Item 13, F-1, are incorporated herein.


ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.         None.



ITEM 8A:  CONTROLS AND PROCEDURES.

     An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

     No change in the Company's internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this annual report and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                                 PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS

Directors hold office for a one-year term or until their successors are duly elected and qualified. Each director of the Company has served continuously since the year indicated below, except for Hugh McDaniel who resigned on August 30, 2001, and then was re-elected to the Board of Directors on January 11, 2002. The age as of September 16, 2003 and principal occupation or employment of all directors and executive officers are set forth below.

Robert C. Harvey (52), has been a Director, Chairman of the Board, CEO/CFO of Stinar Corporation, President of the Cemeteries and sole director of the two business segments since 1992.

Robert B. Gregor (52), Secretary and Director since 1993, Vice-President of Marketing and Sales at Stinar Corporation since 1999 and Officer of the two cemeteries since 1993.

Hugh H. McDaniel (63), Mr. McDaniel has been a residential real estate broker since 1973.

ITEM 10:  EXECUTIVE COMPENSATION


                                               Annual Compensation

Name and Principal Position      Year    Salary    Bonus   Other Annual
                                                           Compensation

Robert C. Harvey (1)             2003    $180,000    -               -
Chairman of the Board and        2002    $180,000    -               -
Chief Executive Officer          2001    $180,000    -               -



Robert B. Gregor (2)             2003    $121,899    -               $260
Secretary and Vice-president     2002    $130,946    -               $283
                                 2001    $147,487    -               -



(1) Mr. Harvey was employed by the Company as Chairman of the Board and Chief Executive Officer in November 1992.

(2) Mr. Gregor was employed by the Company as Vice President of Marketing and sales on January 1, 1999.





OPTION GRANTS AND EXERCISES


There were no options granted to the executive officers named in the Summary Compensation Table during 2003.


The purpose of the following table is to report the exercise of stock options by the executive officers named in the Summary Compensation Table during fiscal 2003 and the value of their unexercised stock options as of June 30, 2003.



                                AGGREGATE OPTION
                          EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                     Number of Shares            Value of Unexercised In-
                                     Underlying Unexercised      The-Money Options at
                                     Options at Fiscal Year-     Fiscal Year-End(1)
                                     End
Name             Shares    Value     Exercisabl   Unexercisable  Exercisabl  Unexercisable
                 Acquired  Realized  e                           e
                 On
                 Exercise
---------------- --------  --------  ----------   -------------  ----------  -------------
                                     -                           -
Robert C. Harvey     -         -             -          -             -            -
Robert B. Gregor     -         -        10,000          -             -            -


(1) Value is based on the difference between the per share average bid and asked prices of the Company's Common Stock on June 30, 2003
($.47 per share) and the exercise price of the options. At June 30, 2003, all options were out-of-the-money.

                           EMPLOYMENT AGREEMENT

The Company has a four year employment agreement contract with Mr. Harvey effective July 1, 2000, the Chairman and Chief Executive Officer of the Company. Under the agreement, Mr. Harvey is to receive annual compensation of $180,000, with annual adjustments of 5% yearly and any incentive bonus will be decided by the Board of Directors.


                         COMPENSATION OF DIRECTORS

All non-salaried employees of the Company are paid $500 as an annual director's fee plus a fee of $200 per meeting attended in person or telephonically. Directors are also reimbursed for travel and lodging expenses as appropriate.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table contains information as of June 30, 2003, concerning the beneficial ownership of the Company's common shares by each executive officer named in the Summary Compensation Table, each director, by all directors and officers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common shares.



Name of Individual
or Persons in Group         Number of Shares(a)      % of Class

-----------------------     ------------------       ----------

Robert C. Harvey                 411,329(b)              24.1%
4810 120th Street West
Apple Valley, MN  55124

Robert B. Gregor                 197,689(c)              11.6%
2310 Manuela Drive
Chaska, MN  55318

Hugh McDaniel                      5,100                   .3%
4090 Mission Blvd.
San Diego, CA 92109

All officers and Directors       614,118                 35.0%
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


                                                   Number of
                                                   Securities
                                                   remaining
                                                   available for
                                                   future
               Number of                           issuances
               securities                          under equity
               to be issued      Weighted-average  compensation
               upon exercise     exercise price    plans
               of outstanding    of outstanding    (excluding
               options,          options,          securities
               warrants and      warrants and      reflected in
               rights            rights            first column)
               --------------    ---------------   -------------

1999 Plan             10,000              $1.63         165,000




ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended June 30, 2003 and 2002, amounts paid for compliance services to entities related to the Chief Executive Officer were $21,447 and $18,856 respectively.


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

Independent Auditor's Report

Consolidated Balance Sheets as of June 30, 2003 and 2002

Consolidated Statements of Operations for Years Ended June 30, 2003 and
2002

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended
June 30, 2003 and 2002

Notes to Consolidated Financial Statements



                                 EXHIBITS:

2. The schedule of exhibits required to be furnished by Item 601 of Regulations S-B is as follows:

3(i)  Amended and Restated Articles of Incorporation as amended (1)

3(ii) Amended and Superseding By-Laws as amended (1)

10(a) 1999 Stock Incentive Award Plan (2)

10(c) Loan Documents for line of credit (3)

10(d) Subordinated Debenture Agreement (1)

10(e) Loan documents for Mortgage Note Payable (3)

10(h) Robert C. Harvey Employment Agreement (4)

21    Subsidiaries of Registrant. (2)

31 CEO/CFO Certification under Section 302 of the Sarbanes-Oxley Act of 2002

32    Certification Under Section 906 of the Sarbanes-Oxley Act of 2002


(1)   Filed as exhibit to Form 10-KSB for fiscal year ended
      June 30, 1997
(2)   Filed as exhibit to Form 10-KSB for fiscal year ended
      June 30, 1998
(3)   Filed as exhibit to Form 10-KSB for fiscal year ended
      June 30, 1999
(4)   Filed as exhibit to Form 10-KSB for fiscal year ended
      June 30, 2001


(b)   REPORTS ON FORM 8-K

No reports of Form 8-K were filed during the first quarter of the period covered by this report.


ITEM 14:  CONTROLS AND PROCEDURES.

Not applicable.






F-1


                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 2003 AND 2002




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









Stirtz, Bernards, Boyden, Surdel, Larter, LLP
7200 Metro Boulevard
Edina, MN 55439



To the Board of Directors and Stockholders
Oakridge Holdings, Inc. and Subsidiaries
Apple Valley, Minnesota


INDEPENDENT AUDITORS' REPORT

We have audited the accompanying consolidated balance sheets of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Stirtz, Bernards, Boyden, Surdel, Larter, LLP

Edina, Minnesota
September 17, 2003








                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                             June 30,2003    June 30,2002
                 ASSETS

Current assets:
Cash and cash equivalents                        $457,410      $1,500,185
Receivables:
Trade, less allowance for doubtful                1,769,429       1,409,176
accounts of $15,000 in 2003 and 2002
Trust income                                       26,287          19,950
Other                                              70,057          19,702
Refundable income taxes                           261,619         240,173
Inventories:
Production                                      4,239,568       1,990,310
Cemetery and mausoleum space                      595,531         614,162
Markers, urns and flowers                          28,046          26,341
Deferred income taxes                             169,000          90,000
Other current assets                               64,698          96,420
                                              -----------     -----------
Total current assets                            7,681,645       6,006,419
                                              -----------     -----------
Property and equipment                          5,338,702       5,213,837
Less accumulated depreciation                 (2,488,175)     (2,189,319)
                                              -----------     -----------
                                                2,850,527       3,024,518
                                              -----------     -----------
Other assets:
Land                                               50,000          50,000
Other                                              16,088          43,816
                                              -----------     -----------
                                                   66,088          93,816
                                              -----------     -----------
                                              $10,598,260      $9,124,753
                                              -----------     -----------




                                             June 30,2003    June 30,2002
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable - bank                           $1,689,810      $1,694,813
Accounts payable - trade                          735,286         205,588
Due to finance company                          2,044,845         741,315
Deferred revenue                                  671,964         639,310
Accrued liabilities                               653,537         671,921
Current maturities of long-term debt              260,588         364,210
                                              -----------      ----------
Total current liabilities                       6,056,030       4,317,157
                                              -----------      ----------
Long-term debt, including debentures
 payable to related parties of
 $270,000 in 2003 and 2002                      2,733,878       2,767,217
                                              -----------      ----------
Total liabilities                               8,789,908       7,084,374
                                              -----------      ----------
Stockholders' equity:
Preferred stock, $.10 par value, 1,000,000                -               -
shares authorized; none issued
Common stock, $.10 par value, 5,000,000             143,151         143,151
shares authorized; 1,431,503 shares
issued and outstanding in 2003 and 2002
Additional paid-in capital                        2,028,975       2,028,975
Retained deficit                                  (363,774)       (131,747)
                                              -----------      ----------
Total stockholders' equity                      1,808,352       2,040,379
                                              -----------      ----------
                                              $10,598,260      $9,124,753
                                              ===========      ==========






                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Year Ended      Year Ended
                                             June 30,2003    June 30,2002
                                               ----------      ----------
Net sales                                     $10,234,996     $15,208,577
Cost of good sold                               8,912,769      13,419,920
                                               ----------      ----------
Gross margin                                    1,322,227       1,788,657
Selling, general and administrative               1,462,838       1,646,641
expenses
                                               ----------      ----------
Income from operations                          (140,611)         142,016
                                               ----------      ----------
Other income (expense):
Interest expense                                (301,793)       (599,195)
Interest income                                    60,640          17,070
Other income (expense), net                         2,737           2,206
                                               ----------      ----------
Total other income (expense)                    (238,416)       (579,919)
                                               ----------      ----------
Loss before income tax benefit                  (379,027)       (437,903)
Income tax benefit                              (147,000)       (176,000)
                                               ----------      ----------
Net income                                     $(232,027)      $(261,903)
                                               ==========      ==========
Basic net income per share                         $(.16)          $(.18)
                                               ==========      ==========
Diluted net income per share                       $(.16)          $(.18)
                                               ==========      ==========

                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JUNE 30, 2003 AND 2002



                    Common Stock
                    Shares     Amount   Additional    Retained        Total
                                           Paid-In    Earnings
                                           Capital   (Deficit)


BALANCE,         1,431,503   $143,151   $2,028,975    $130,156   $2,302,282
June 30, 2001

Net loss                 -          -            -   (261,903)    (261,903)
                 ---------   --------   ----------    --------   ----------
BALANCE,         1,431,503   $143,151   $2,028,975  $(131,747)   $2,040,379
June 30, 2002

Net loss                 -          -            -   (232,027)    (232,027)
                 ---------   --------   ----------    --------   ----------
BALANCE,         1,431,503   $143,151   $2,028,975  $(363,774)   $1,808,352
June 30, 2003
                 =========   ========   ==========   =========   ==========



                 OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                Year Ended       Year Ended
                                              June 30,2003     June 30,2002

Cash flows from operating activities:
Net loss                                          $(232,027)       $(261,903)
Adjustments to reconcile net income to net
cash flows from operating activities:
Depreciation                                         300,220          289,502
Deferred income taxes                               (79,000)           14,000
Receivables                                        (416,945)        2,814,840
Inventories                                      (2,232,332)        4,393,423
Refundable income taxes                             (21,446)
Other assets                                          59,450        (192,457)
Accounts payable and payable to finance            1,833,228      (4,376,216)
company
Deferred revenue                                      32,654           41,102
Accrued liabilities                                 (18,384)        (412,839)
                                                ----------       ----------
Net cash flows from operating activities         (774,582)        2,309,452
                                                ----------       ----------

Cash flows from investing activities:
Purchases of property and equipment                (126,229)        (215,027)
                                                ----------       ----------

Cash flows from financing activities:
Change in notes payable - bank                       (5,003)      (1,185,190)
Principal payments on long-term debt               (136,961)        (312,231)
Proceeds from issuance of long-term debt                   -           39,000
                                                ----------       ----------
Net cash flows from financing activities         (141,964)      (1,458,421)
                                                ----------       ----------

Net change in cash and cash equivalents        (1,042,775)          636,004
Cash and cash equivalents, beginning of          1,500,185          864,181
Year
                                                ----------       ----------
Cash and cash equivalents, end of year            $457,410       $1,500,185
                                                ==========       ==========

Supplemental Disclosure of Cash Flow
Information:

Cash paid (received) during the years for:
Interest                                          $328,616         $599,196
Income taxes                                     $(46,554)         $253,486






                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    YEARS ENDED JUNE 30, 2003 AND 2002



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS

The Company is a Minnesota corporation organized on March 6, 1961. The Company operates two cemeteries in Illinois. The cemetery operations routinely grant credit to pre-need customers, substantially all of who are in the Chicago area. On June 29, 1998, the Company acquired the net assets of an aviation ground support equipment business (Stinar). Stinar designs, engineers and manufactures aviation ground support equipment serving the United States Armed Services and businesses domestically and internationally.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation.

ESTIMATES AND ASSUMPTIONS

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

RECEIVABLES

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

INVENTORIES

Finished goods, component parts and work-in-process inventories are stated at the lower of cost (first-in, first-out [FIFO]) or market.

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

Sales of pre-need cemetery interment rights are recognized in accordance with the retail land sales provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" ("FAS No. 66"). Accordingly, provided certain collectibility criteria are met, pre-need cemetery interment right sales are deferred until a specified minimum percentage of the sales price has been collected. A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual or endowment care trusts. Earnings of perpetual or endowment care trusts are recognized in current cemetery revenue and are used to defray the maintenance costs of cemeteries, which are expensed as incurred. The principal of these perpetual or endowment care trusts cannot be withdrawn by the Company, and therefore is not included in the Company's consolidated balance sheets. Earnings on these perpetual care trust funds totaled $153,595 in 2003 and $214,291 in 2002. Perpetual care trust fund assets totaled approximately $4,469,315 at June 30, 2003.

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

Under a law change in 2003, proceeds on marker sales are required to be trusted by the Company until the marker has been paid in full. Marker revenue is recognized upon delivery of the marker, typically at the time of need. Amounts trusted from marker sale proceeds were $52,151 at June 30, 2003, and are included in other accounts receivable.

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

ENVIRONMENTAL COSTS

Environmental expenditures that pertain to current operations or relate to future revenue are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenue are expensed. Liabilities are recognized for remedial activities when the clean up is probable and the cost can be reasonably estimated.

SHIPPING AND HANDLING COSTS

All shipping and handling revenue is included in revenue. All direct costs to ship the products to customers are classified as cost of goods sold.

CONCENTRATIONS

Credit Risk

The Company's cash deposits from time to time exceed federally insured limits. The Company has not experienced any losses on its cash deposits in the past.

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company generally does not require collateral for its trade accounts receivable. At June 30, 2003, the United States Air Force accounted for approximately 62%, and a foreign customer accounted for 37% of Stinar's accounts receivable. At June 30, 2002, the United States Air Force accounted for approximately 32% of Stinar's accounts receivable.

Customers

A significant portion of the Company's customers are concentrated in the airline industry. A downturn in the airline industry related to the September 11, 2001, acts of terrorism had a negative impact on the Company's 2003 and 2002 operations.

Net sales to international customers and the United States government were approximately 16% and 71% of Stinar's net sales in 2003, and approximately 17% and 60% of Stinar's net sales in 2002, respectively.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In In 2003, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 145, SFAS No. 146, SFAS No. 148, and SFAS No. 150. These standards primarily address rescissions, amendments and technical corrections of certain prior issued SFAS's , accounting for costs associates with exit or disposal activities, accounting for stock-based compensation, and accounting for certain financial instruments with characteristics of both liabilities and equity. The adoption of these standards did not have a material impact on the Company's financial position or results of operations.




2. INVENTORIES

Production inventories consisted of the following:

                                                    2003               2002
                                              ----------         ----------
Finished goods                                  $616,234         $  189,734
Work-in-progress                                 887,450            581,968
Raw materials and trucks in stock              2,735,884          1,218,608
                                              ----------         ----------
                                              $4,239,568         $1,990,310
                                              ==========         ==========


Inventories of cemetery and mausoleum space available for sale consisted of the following:

                                                    2003               2002

Cemetery space                                  $456,753           $472,810
Mausoleum space                                  138,778            141,352
                                              ----------         ----------
                                                $595,531           $614,162
                                              ==========         ==========


3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

                                                    2003               2002

Land                                            $450,000           $450,000
Land improvements                                825,719            825,719
Building and improvements                      1,909,575          1,909,575
Vehicles                                         980,830            362,833
Equipment                                      1,172,578          1,665,710
                                              ----------         ----------
                                              $5,338,702         $5,213,837
                                              ==========         ==========


Depreciation charged to operations was $300,220 in 2003 and $289,502 in 2002.


4. ACCRUED LIABILITIES

Accrued liabilities consisted of the following:


                                                 2003            2002
                                           ----------      ----------
Salaries and payroll taxes                   $225,007        $196,781
Perpetual care trust funds                    102,442         185,168
Customer deposits                              91,725          20,491
Marker and inscription costs                   97,249          91,370
Interest                                       35,400          62,223
Environmental costs                             5,982          28,500
Other                                          95,732          87,388
                                           ----------      ----------
                                             $653,537        $671,921
                                           ==========      ==========



5. NOTES PAYABLE - BANK

The Company has a $2,500,000 line-of-credit of which $810,190 was unused and $406,592 was available at June 30, 2003. Advances on the line-of-credit are based on 80% of eligible accounts receivable, plus 75% of the eligible truck, work-in-process and finished goods inventory, plus 50% of the eligible raw materials inventory. Interest is payable monthly at the greater of 5.75% or the bank's reference rate plus .75%. The note matures December 2, 2003, and is secured by the assets of the Company's wholly-owned subsidiary, Stinar HG, Inc., and by assignment of a life insurance policy on the CEO. The Company was not in compliance with covenants related to minimum net worth and debt service coverage at June 30, 2003. The bank has issued a waiver for the non-compliance.


6. PAYABLE TO FINANCE COMPANY

A finance company finances a subsidiary's inventory chassis purchases, which are used in the production of aviation ground support equipment. At June 30, 2003, $2,044,845 was outstanding with interest that varies between 0% to 5.8%, and at June 30, 2002, $741,315 was outstanding. The financing is secured by chassis inventory.


7. LONG-TERM DEBT

Long-term debt consisted of the following:


                                                        2003           2002
                                                  ----------     ----------

Note payable - bank, payable in monthly             $631,948       $468,887
installments of $7,397, including interest at 5.75%, maturing June 2007, secured by the common stock of Oakridge Cemeteries, a wholly-owned subsidiary.

Note payable - finance company, payable in            29,263         35,135
monthly installments of $735, including
interest at 3.9%. The note is secured by equipment and matures November 2006.

Note payable - bank, payable in monthly              487,062        565,869
installments of $8,917, including interest at the bank's reference rate plus .75%. The note is secured by all the assets of Stinar HG, Inc., and matures November 2004.

Contracts for deed, payable in monthly             1,226,193      1,241,536
installments of $8,264 and $1,503, including
interest at 8.25%, maturing with balloon
payments in June 2005, secured by certain
property.
                                                  ----------     ----------

Long-term debt before debentures                   2,374,466      2,311,427

Convertible subordinated debentures - 9%             100,000        300,000
interest due annually each December 31,
convertible into one common share at a
conversion price equal to 75% of the mean between the average closing "bid" and "ask" price on each of the five trading days prior to the conversion date, payable in annual installments of $200,000 commencing June 2001, 2002 and 2003, with the final $100,000 payment due in June 2004, unsecured, redeemable by the Company with ten days written notice.

Convertible subordinated debentures - 9%             520,000        520,000
interest due annually each December 31,
convertible into one common share for each
$2.00 of principal, maturing in July 2006,
unsecured, of which $270,000 of the debentures
are issued to officers of the Company.
                                                  ----------     ----------

                                                   2,994,466      3,131,427

Less current maturities                            (260,588)      (364,210)
                                                  ----------     ----------
                                                  $2,733,878     $2,767,217
                                                  ==========     ==========



Future maturities of long-term debt are as follows:


              2004             250,588
              2005           1,679,602
              2006              68,904
              2007             985,372
                            ----------
                            $2,994,466
                            ==========

Upon termination of the revolving line-of-credit, the bank notes payable become due on demand.


8. ENVIRONMENTAL COSTS

In 1995, the Company commissioned an engineering study of its property for the purpose of determining the full extent of possible soil contamination. Five underground fuel tanks were found to require removal and the adjoining soil to undergo remediation. Environmental costs expensed to operations were $-0- in 2003 and 2002, and approximately $251,000 in years prior to those presented.

Furthermore, the Company was notified by the Illinois Environmental Protection Agency (IEPA) that the clean-up plan may not be in full compliance with IEPA guidelines. The Company has responded to the IEPA with a work plan that calls for additional costs of approximately $5,982 with the possibility of additional costs. The Company is awaiting a response on the work plan from the IEPA. Additional costs beyond the $5,982 accrued at June 30, 2003, may be incurred; however, management cannot reasonably estimate those costs. In addition, the Company may not file for reimbursement from the Leaking Underground Storage Tank Fund until the work plan has IEPA approval. Accordingly, the Company has made no provision for reimbursements.


9. INCOME TAX EXPENSE

The income tax expense is comprised of the following:

                                                      2003             2002

Current:
 Federal                                         $(70,000)       $(192,000)
 State                                               2,000            2,000
                                                ----------       ----------
                                                  (68,000)        (190,000)
                                                ----------       ----------
Deferred:
 Federal                                          (67,000)           11,000
 State                                            (12,000)            3,000
                                                ----------       ----------
                                                  (79,000)           14,000
                                                ----------       ----------
                                                $(147,000)       $(176,000)
                                                ==========       ==========


Principal reasons for variations between the statutory federal tax rate and the effective tax rate were as follows:

                                               2003        2002
                                         ----------  ----------

  Statutory U.S. federal tax rate             34.0%       34.0%
  State taxes, net of federal benefit          3.0         3.0
  Other                                        1.7         3.2
                                         ----------  ----------
                                              38.7%       40.2%
                                         ==========  ==========


The net deferred income tax assets in the accompanying consolidated balance sheets included the following components as of June 30, 2003 and 2002:

                                                     2003              2002
                                               ----------        ----------
Total deferred income tax assets, no             $211,000          $112,000
valuation allowance considered
necessary
Total deferred income tax liabilities            (42,000)          (22,000)
                                               ----------        ----------
                                                 $169,000           $90,000
                                               ==========        ==========


The Company has a net operating loss carryforward of approximately $76,000 which expires 2023.


10.  OTHER RELATED PARTY TRANSACTIONS

Amounts paid for compliance services to entities related to the chief executive officer were $21,447 in 2003 and $18,856 in 2002.


11.  BENEFIT PLANS

Certain subsidiaries of the Company participate in a multi-employer union administered defined benefit pension plan that covers the cemetery employees. Pension expense under this plan was $33,264 in 2003 and $21,606 in 2002.

The Company has a 401(k) profit sharing plan that covers all eligible non-union employees. Participants can elect to contribute pre-tax compensation, and the Company can make discretionary matching contributions. Expense for the 401(k) Plan was $- in 2003 and $18,634 in 2002.


12.  STOCK OPTIONS

On September 1, 1998, the Board of Directors approved a Stock Incentive Awards Plan to attract and retain individuals to contribute to the achievement of the Company's economic objectives. Under the Plan, individuals are eligible based on the judgment of a committee of Board members (committee). At the discretion of the committee, eligible recipients may be granted options to purchase shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. The stock options are exercisable at such times and in such installments as determined by the committee, limited to a maximum of ten years from the date of the grant. The Plan has authorized the issuance of 175,000 shares of common stock under the Plan, of which there were grants for -0- shares issued in 2003 and 5,500 shares issued in 2002, and 165,000 shares available for future grants at June 30, 2003.

Shares subject to option are summarized as follows:



                                   Employee    Weighted
                                   Stock       Average
                                   Options     Exercise
                                               Price

                                   -------     --------

BALANCE, June 30, 2001             14,000       $1.67
  Options granted                   5,500       $1.02
                                   ------
BALANCE, June 30, 2002             19,500       $1.48
  Options canceled                 (9,500)     $(1.34)
                                   ------
BALANCE, June 30, 2003             10,000       $1.63
                                   ======



Options exercisable at:

  June 30, 2002                    19,500       $1.48
  June 30, 2003                    10,000       $1.63




Information regarding options outstanding at June 30, 2003, is as follows:


    Type of Option      Number     Exercise     Weighted  Weighted Average
                          of      Price Range   Average       Remaining
                        Options                 Exercise  Contractual Life
                                                 Price
---------------------- --------  ------------  ---------  ----------------

Employee Stock Options  10,000    $1.25-$2.00    $1.63         8 Years


The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its options. Had compensation cost been recognized based on the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," there would have been no effect on basic and diluted earnings per share in 2003 and 2002, and the Company's net income would have been as follows:

                                               2003         2002
                                         ----------   ----------
Net Income

As reported                               $(232,027)   $(261,903)
Pro forma                                 $(232,027)   $(263,003)


The weighted average fair value of options granted was $-0- in 2003 and $.35 in 2002. The fair value of each option is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions used for grants issued in 2002 were as follows:


                                                       2002
                                                       ----------
Risk free interest rate                                4.39%
Expected life of options                               4.3 Years
Expected volatility                                    37.2%
Expected dividend yield                                -



13. TRUST FUNDS

Two of the Company's wholly-owned subsidiaries are beneficiaries of perpetual care trust funds established under the Cemetery Care Act of the State of Illinois. Earnings on these perpetual care trust funds are to be used for the care, preservation and ornamentation of the Company's cemetery and mausoleum properties. Earnings on these perpetual care trust funds totaled $134,824 in 2003 and $214,291 in 2002. Perpetual care trust fund assets totaled approximately $3,275,307 at June 30, 2003.

The wholly-owned subsidiaries also have a "pre-need" trust account representing revenues received for the purchase of vaults and interment services prior to the death of the decedent. The market value of the pre-need trust as of June 30, 2003 was approximately $1,229,000.


14.  EARNINGS PER SHARE OF COMMON STOCK DISCLOSURES

The following tables reconcile the income and shares of the basic and diluted earnings per share computations:


                                   2003                                        2002
                    ----------    ----------  ----------       ----------    ----------   ----------
                          Loss        Shares   Per-Share           Income        Shares    Per-Share
                    ----------    ----------  ----------       ----------    ----------   ----------
                   (Numerator) (Denominator)    (Amount)      (Numerator)  (Denominator     (Amount)
                                                                                      )
                    ----------   -----------  ----------       ----------   -----------   ----------
                                                       -                                           -

BASIC EPS:
Income (loss)       $(232,027)     1,431,503      $(.16)       $(261,903)     1,431,503       $(.18)
available to
common
shareholders
                                                  ======                                      ======

EFFECT OF
DILUTIVE
SECURITIES:
Employee Stock               -             -           -                -             -            -
Options
                    ----------   -----------                  -----------    ----------

DILUTED EPS:
Income (loss)       $(232,027)     1,431,503      $(.16)       $(261,903)     1,431,503       $(.18)
available to
common
shareholders plus
assumed
conversions
                    ==========   ===========      ======       ==========   ===========        =====


15.  SEGMENT INFORMATION

The Company's operations are classified into two principal industry segments: cemeteries and aviation ground support equipment. The accounting policies of the segments are the same as those described in the summary of significant account policies. The Company evaluates performance based on profit or loss from operations before income taxes. Financial information by industry segment as of and for the years ended June 30,2003 and 2002 is summarized as follows:


                                                   Aviation
                                                     Ground
                                                    Support
                                    Cemeteries    Equipment         Total
2003                               ----------- ------------   -----------

Net sales - external                $2,756,424   $7,478,572   $10,234,996
Depreciation and Amortization          124,972      174,900       299,872
Interest expense                         2,552      193,502       196,054
Segment operating profit (loss)        437,402    (419,784)        17,618
Segment assets                       4,460,673    7,819,931    12,280,604
Expenditures for segment fixed          96,591       73,532       170,123
assets
Income tax expense (benefit)            98,000    (181,000)      (83,000)


2002                               ----------- ------------   -----------

Net sales - external                $2,692,892  $12,515,685   $15,208,577
Depreciation and Amortization          114,198      174,222       288,420
Interest expense                           985      442,210       443,195
Segment operating profit (loss)        544,089    (627,536)      (83,447)
Segment assets                       4,081,186    5,796,488     9,877,674
Expenditures for segment fixed         141,495       73,532       215,027
assets
Income tax expense (benefit)           104,000    (235,000)     (131,000)


Reconciliation of segment profit to consolidated income before income taxes is as follows:

                                                    2003               2002
                                              ----------         ----------
Total profit (loss) for reportable segments    $(65,184)          $(83,447)
Unallocated amounts:
Interest expense                               (105,740)          (156,000)
Other corporate expenses                       (211,077)          (204,603)
Other corporate income                             2,974              6,147
                                              ----------         ----------
Income before income taxes                    $(379,027)          (437,903)
                                              ==========         ==========


Reconciliation of segment assets to consolidated assets is as follows:

                                                    2003               2002
                                              ----------         ----------
Total segment assets                         $12,280,604         $9,877,674
Other assets                                     210,908            368,120
Elimination of receivable from holding       (1,893,252)        (1,121,041)
company
                                              ----------         ----------
Total assets                                 $10,598,260         $9,124,753
                                              ==========         ==========


Segment profit represents segment revenues less directly related operating expenditures of the Company's segments. Management believes this is the most meaningful measurement of each segment's results as it excludes consideration of corporate expenses which are common to both business segments.

Other corporate expenses consist principally of senior management's compensation and general and administrative expenses. These costs generally would not be subject to significant reduction upon the discontinuance or disposal of one of the segments.


16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at June 30, 2003, and the methods and assumptions used to estimate such fair values, were as follows:

Cash and cash equivalents - the fair value approximates the carrying amount because of the short maturity of those financial instruments.

Long-term debt and other notes payable - the fair value approximates the carrying amount, as the interest rates on the debt approximate current interest rates.


17.  RESEARCH AND DEVELOPMENT

Research and development expenses charged to operations were $938 in 2003 and $7,020 in 2002.

                                Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


OAKRIDGE HOLDINGS, INC.
/S/ Robert C. Harvey
Robert C. Harvey
Chairman Of the Board Of Directors
Dated: October 10, 2003



In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/S/ Robert C. Harvey
Robert C. Harvey
Chief Executive Officer
Chief Financial Officer
Dated: October 10, 2003




/S/ Robert B. Gregor
Robert B. Gregor
Secretary
Director
Dated: October 10, 2003





/S/ Hugh H. McDaniel
Hugh H. McDaniel
Director
Dated: October 10, 2003