Form 10QSB
period 2003-09-30
OAKRIDGE HOLDINGS INC
filed 2003-11-14
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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


                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


            For the quarter ended September 30, 2003


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2003 (unaudited) and June 30, 2003

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2003 and 2002 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2003 and 2002 (unaudited)

          (d)  Notes to Condensed Consolidated Financial
               Statements

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

ITEM 3.   Controls and Procedures


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2-5. Not Applicable

ITEM 6.   Exhibits and Reports on Form 8

SIGNATURES

CERTIFICATION




PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                September 30,2003   June 30,2003
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                  $714,454       $457,410
Receivables                             1,652,997      2,160,392
Inventories:
  Production                            3,667,368      4,239,568
  Cemetery and mausoleum space            593,792        595,531
  Markers, urns & flowers                  34,478         28,046
Deferred income taxes                     125,750        136,000
Refundable income taxes
Other current assets                      207,168        644,698
                                      -----------    -----------
Total current assets                    6,996,007      7,681,645
                                      -----------    -----------


Property, plant and equipment,          5,449,266      5,338,702
at cost
 Allowance for depreciation           (2,563,303)    (2,488,175)
                                      -----------    -----------
                                        2,885,963      2,850,527
                                      -----------    -----------
Other assets                               55,863         66,088
                                      -----------    -----------
                                       $9,937,833    $10,598,260
                                      ===========    ===========

             See accompanying notes to the condensed
                consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                September 30,2003   June 30,2003
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $1,483,396     $1,689,810
Accounts payable                        2,389,125      2,780,131
Deferred revenue                          641,433        671,964
Accrued salaries & payroll                236,245        225,007
taxes
Accrued perpetual care fund               110,842        102,442
Accrued marker and inscription             41,323         97,249
costs
Accrued Interest                           49,350         35,400
Customer Deposits                          80,987         91,725
Current maturities of long-               220,494        260,588
term debt
Other current liabilities                 108,657        101,714
                                      -----------    -----------
Total current liabilities               5,361,852      6,056,030
                                      -----------    -----------

Long-term debt                          2,733,878      2,733,878
                                      -----------    -----------

Total liabilities                       8,095,730      8,789,908
                                      -----------    -----------
STOCKHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                       2,172,126      2,172,126
Retained earnings (deficit)             (330,023)      (363,774)
                                      -----------    -----------
                                        1,842,106      1,808,352
                                      -----------    -----------
                                       $9,937,833    $10,598,260
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

Three Months Ended September 30,             2003           2002
                                       __________     __________
Revenue, net:
  Cemetery                               $576,536       $642,027
  Aviation                              3,133,628        880,469
  Interest - Care Funds                    43,157         47,815
  Other                                     9,381             13
                                       ----------     ----------
    Total revenue                       3,762,702      1,570,324
                                       ----------     ----------
Operating expenses:
  Cost of aviation sales                2,879,102        987,007
  Cost of cemetery sales                  372,902        379,911
  Sales and marketing                     117,787         84,031
  General and administrative              278,592        225,958
                                       ----------     ----------
Total operating expenses                3,648,383      1,676,907
                                       ----------     ----------
Income (loss) from operations             114,319      (106,583)

Interest expense                           69,318         59,533
                                       ----------     ----------
Income (loss) from continuing              45,001      (166,116)
operations before income taxes

(Provision) benefit for income           (11,250)         41,000
taxes
                                       ----------     ----------
Net income (loss)                         $33,751     $(125,116)
                                       ==========     ==========

Net income (loss) per common
share - basic                               $.024        $(.087)
                                       ==========     ==========
Weighted average number of              1,431,503      1,431,503
common shares outstanding -
basic
                                       ==========     ==========
Net income (loss) per common                $.021        $(.087)
shares - diluted
                                       ==========     ==========
Weighted average number of              2,248,059      1,431,503
common shares outstanding -
diluted
                                       ==========     ==========

                  See accompanying notes to the
           condensed consolidated financial statements







PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Three Months Ended September 30,                2003           2002
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                          $33,751     $(125,116)
  Adjustments to reconcile net income
(loss) to cash flows from operating
activities:
    Depreciation                              75,128         70,273
    Change in accounts receivable            507,395        488,589
    Change in inventories                    567,507      (263,093)
    Change in deferred income taxes           10,250       (41,000)
    Change in other assets                 (132,245)         42,014
    Change in accounts payable             (391,006)      (408,423)
    Change in accrued liabilities           (56,664)         25,973
                                          ----------     ----------
Net cash from operating activities           614,116      (210,783)
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment      (110,564)        (5,049)
                                          ----------     ----------
Net cash from investing activities         (110,564)        (5,049)
                                          ----------     ----------
Cash flows from financing activities:
  Repayment on long-term debt               (40,094)       (33,820)
  Repayment on short-term borrowing        (206,414)      (405,003)
  Proceeds from long-term debt                     -        205,003
                                          ----------     ----------
Net cash from financing activities         (246,508)      (233,820)
                                          ----------     ----------
Net increase (decrease) in cash:             257,044      (449,652)

Cash at beginning of period                  457,410      1,500,185
                                          ----------     ----------
Cash at end of period                       $714,454     $1,050,533
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. Operating results for the three month period ended September 30, 2003 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include but are not limited to accounts receivable, accruals and depreciation. Actual results could differ from those estimates.

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


Three Months Ended September 30,             2003            2002


Income (loss) from continuing             $33,751      $(125,116)
operations

Average shares of common stock          1,431,503       1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be issued     610,877   Anti-dilutive
assuming exercise of stock options,
and conversion of convertible
debentures

Additional income from continuing          $9,207   Anti-dilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive effect  2,042,380       1,431,503
of stock options and convertible
debentures

Basic earnings per common share from        $.024         $(.087)
continuing operations

Diluted earnings per common share from      $.021         $(.087)
continuing operations



3.   COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods.


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






The table below summarizes information about reported segments for the three months ended September 30:




THREE MONTHS ENDED
SEPTEMBER 30, 2003:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $3,133,628    $619,693       $2,573

Depreciation                      44,700      30,428            -

Gross Margin                     254,526     246,791        2,573

Selling Expenses                  75,605      42,182            -

General & Administrative          43,584     143,917       91,091
Expenses

Interest Expense                  45,825         157       23,399

Income (loss) before Taxes        89,512      67,406    (111,917)

Capital Expenditures               4,622     105,942            -

Segment assets:
Inventory                      3,667,368     628,270            -
Property, Plant &              1,798,384   1,087,579            -
Equipment
Other Assets                           -           -       55,863




THREE MONTHS ENDED
SEPTEMBER 30,2002:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                        $880,469    $689,842          $13

Depreciation                      40,800      29,204          269

Gross Margin                   (106,538)     309,931           13

Selling Expenses                  44,777      39,254            -

General & Administrative          55,517     133,781       36,660
Expenses

Interest Expense                  33,743         449       25,341

Income (loss) before taxes     (240,575)     136,447     (61,988)

Capital Expenditures                 635       4,414            -

Segment assets:
Inventory                      2,250,713     643,193            -
Property, Plant &              1,944,923   1,014,292           79
Equipment
Other Assets                      28,787           -       55,465




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Management's discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company's business and products, revenues, expenditures and operating and capital requirements. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for the future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially for those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw material used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in Those rates, the cost and effects of legal and administrative proceedings, including environmental proceedings, and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company, for the first three months of fiscal year 2003 had an increase in cash of $257,044 compared to a cash decrease in the same period in fiscal year 2002 of $449,652. As of September 30, 2003, the Company held cash and cash equivalents of $714,454. During the three month period ended September 30, 2003, the Company recorded net income of $33,751. The Company's net cash provided by operating activities was $614,116 in the first three months of fiscal year 2003 compared to net cash used by operating activities of $210,783 in the same comparable period in fiscal year 2002. The increase in net cash from operating activities was primarily due to the decrease in accounts receivable and inventories. Cash flows used in investing activities was $110,564 due to capital expenditures, and net cash used in financing activities was $246,508 due to the repayment of short term debt and long term debt incurred to acquire the building and land of the aviation ground support equipment business and finance inventory requirements. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company continues to maintain a good financial position, with net working capital of $1,634,155, an increase of $8,540 since June 30, 2003. Current assets amounted to $6,996,007 and current liabilities were $5,361,852, resulting in a current ratio of 1.30 to 1, which resulted in a slight change from June 30, 2003. Long-term debt was $2,733,878 and equity was $1,842,103 at September 30, 2003.

The Company's present working capital has continued to improve and is sufficient to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2003 were $110,564 compared with $5,049 the same period in fiscal year 2002. These investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business, and a new lunchroom for ground employees, phone system and the final phase of roads for the cemetery business. The Company anticipates that it will spend approximately $175,000 on capital expenditures during the next three quarters of fiscal year 2004. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The stock price ranged from $.35 to $.38 per share during the first three months of Company's fiscal year 2004. The Company's book value per share at September 30, 2003 was $1.29 compared with $1.26 at June 30, 2003.

The Company has available through a bank line of credit
$2,500,000. As of September 30, 2003 there was $1,483,396
outstanding under this facility.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2003, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2003.






RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2004 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2003

CEMETERY OPERATIONS

Cemetery revenue from operations decreased $65,491 to $576,536, or 10% over the prior comparable period revenue of $642,027. The decrease was due to interment fees, markers, and cremation fees being slow due to continued discounting by competitors to customers.

The cemetery gross profit margin decreased to 35% in first quarter of fiscal year 2004 or 6% when compared to 41% for the corresponding period in fiscal year 2003. The decrease is attributable to hauling of dirt off the property at a cost of $42,035.

Interest from cemetery care funds decreased $4,658 or 10%, in the first quarter of fiscal year 2004. The decrease is attributable to lower rate of return on investments.

Selling expenses in relation to sales remained stable at 7% to 8% in comparison to prior comparable fiscal period.

General and administrative expenses increased $10,136 or 8%, in the first quarter of fiscal year 2004. The increase is primarily due to environmental expenses to satisfy the Illinois Environmental Protection Agency, and temporary salaries to hire part time employees to enter information into the new computer software system.

STINAR:

Stinar revenue increased $2,253,159 to $3,133,628, or 256% over the prior comparable period revenue of $880,469. The increase is primarily due to the bobtail contract with the United States Air
Force.

Gross profit margin for the aviation ground support equipment business increased to 8% in first quarter of fiscal year 2003 compared to .12% gross profit for the corresponding period in fiscal year 2002. The increase in gross profit margin was due to the service contract with Northwest Airlines and bobtail contract with the United States Air Force. When Stinar is a building a continuous product like the bobtails, and not single pieces of equipment, gross profit margins increase.

Selling expenses for the aviation ground support equipment in first quarter of fiscal year 2003 in relation to sales decreased 3% to 2%, over the prior comparable period of 5%. The decrease can be attributed to reduced sales commissions and company restrictions on travel and related out of pocket expenses.

General and administrative expenses in the first quarter of fiscal year 2003 decreased $11,933 or 21% in comparison to the first quarter of fiscal year 2002. The decrease is primarily due to one less office employee and timing of allocation of audit fees from the holding company.

Interest expense in the first quarter of fiscal year 2003 was $45,825 or an increase of $12,082 or 36% in comparison to the first quarter of fiscal year 2002 expense of $33,743. The increased is primarily due to higher debt related to increased inventories.

OAKRIDGE HOLDINGS, INC.

General and administrative expenses in the first quarter of fiscal year 2003 increased $54,431 or 148% in comparison to the first quarter of fiscal year 2003. The increase is primarily due to professional fees (legal and accounting of $23,000), officer salary ($17,000) not being allocated to the subsidiaries. In addition there was no corporate assessment allocated for Robert
C. Harvey to manage both Stinar and the cemetery operations.

Interest expense in the first quarter of fiscal year 2003 was $23,399 or a decrease of $1,942 or 8% in comparison to the first quarter of fiscal year 2002 expense of $25,341. The decrease is due to lower debt.


ITEM 3. CONTROLS AND PROCEDURES

(a) Robert C. Harvey, the Company's Chief Executive Officer and Chief Financial Officer, after evaluation the effectiveness of the Company's disclosure controls and procedures (as defined in the Company's procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14c) on a date within 90 days before the filing date of this quarterly report, had concluded that, as such date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made know to him by others within the Company.

(b) CHANGES IN INTERNAL CONTROL

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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  The following exhibits are filed as part of this Quarterly
Report on Form 10-QSB for the quarterly period ended September
30, 2003:

EXHIBIT   DESCRIPTION

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


Date:  November 14, 2003