Form 10QSB
period 2003-12-31
OAKRIDGE HOLDINGS INC
filed 2004-02-17
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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


            For the quarter ended December 31, 2003


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               December 31, 2003 (unaudited) and June 30, 2003

          (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2003 and 2002 (unaudited)

          (d)  Notes to Condensed Consolidated Financial
               Statements

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

ITEM 3.   Controls and Procedures


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2-5. Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATION




PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                 December 31,2003   June 30,2003
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                  $590,476       $457,410
Receivables                             1,712,020      1,865,773
Inventories:
  Production                            3,147,723      4,239,568
  Cemetery and mausoleum space            616,159        595,531
  Markers, urns & flowers                  13,722         28,046
Deferred income taxes                     143,235        136,000
Refundable income taxes                    85,882        294,619
Other current assets                      154,106         64,698
                                      -----------    -----------
Total current assets                    6,463,323      7,681,645
                                      -----------    -----------


Property, plant and equipment,          5,448,439      5,338,702
at cost
 Allowance for depreciation           (2,616,063)    (2,488,175)
                                      -----------    -----------
                                        2,832,376      2,850,527
                                      -----------    -----------
Other assets                               55,863         66,088
                                      -----------    -----------
                                       $9,351,562    $10,598,260
                                      ===========    ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                 December 31,2003   June 30,2003
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $1,483,396     $1,689,810
Accounts payable                        1,877,416      2,780,131
Deferred revenue                          672,089        671,964
Accrued salaries & payroll                248,889        225,007
taxes
Accrued perpetual care fund               100,664        102,442
Accrued marker and inscription             38,181         97,249
costs
Accrued Interest                           60,300         35,400
Customer Deposits                             671         91,725
Current maturities of long-               172,703        260,588
term debt
Other current liabilities                  97,902        101,714
                                      -----------    -----------
Total current liabilities               4,752,211      6,056,030
                                      -----------    -----------

Long-term debt                          2,733,878      2,733,878
                                      -----------    -----------

Total liabilities                       7,483,855      8,789,908
                                      -----------    -----------
STOCKHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                       2,172,126      2,172,126
Retained earnings (deficit)             (306,653)      (363,774)
                                      -----------    -----------
                                        1,865,473      1,808,352
                                      -----------    -----------
                                       $9,351,562    $10,598,260
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Three Months Ended  Six Months Ended December 31,
                                               September 30,
                                          2003          2002           2003            2002
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $554,382      $569,106     $1,130,918      $1,211,133
  Aviation                           3,062,990       957,631      6,196,618       1,838,100
  Interest-Care Funds                   38,902        51,355         82,059          99,170
  Other                                 12,548        22,678         15,121          22,691
                                    ----------    ----------     ----------      ----------
    Total revenue                    3,668,822     1,600,770      7,424,716       3,171,094
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of aviation sales             2,870,049       880,417      5,749,151       1,867,424
  Cost of cemetery sales               359,234       381,349        732,136         761,260
  Sales and marketing                   88,104       113,832        205,891         197,863
  General and administrative           237,501       227,907        516,093         453,865
                                    ----------    ----------     ----------      ----------
Total operating expenses             3,554,888     1,603,505      7,203,271       3,280,412
                                    ----------    ----------     ----------      ----------
Income (loss) before income            113,934       (2,735)        221,445       (109,318)
taxes

Interest expense                        72,049        82,249        134,559         144,782
                                    ----------    ----------     ----------      ----------
Income (loss) before income             41,885      (87,984)         86,886       (254,100)
taxes

(Provision) benefit for income          18,515      (22,000)         29,765        (63,000)
taxes
                                    ----------    ----------     ----------      ----------
Net income (loss)                      $23,370    $ (65,984)        $57,121      $(191,100)
                                    ==========    ==========     ==========      ==========

Net income (loss) per common
share - basic                            $.016       $(.046)          $.040         $(.133)
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,431,503     1,431,503      1,431,503       1,431,503
common shares outstanding -
basic
                                    ==========    ==========     ==========      ==========
Net income (loss) per common             $.016       $(.046)          $.037         $(.133)
shares - diluted
                                    ==========    ==========     ==========      ==========
Weighted average number of           2,042,380  Antidilutive      2,042,380    Antidilutive
common shares outstanding -
diluted
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements







PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Six Months Ended December 30,                   2003           2002
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                         $ 57,121    $ (191,100)
  Adjustments to reconcile net income
(loss) to cash flows from operating
activities:
    Depreciation                             127,888        147,958
    Change in accounts receivable            153,753        219,288
    Change in inventories                  1,085,541    (1,832,995)
    Change in prepaids & other assets        131,788         75,602
    Change in accounts payable             (902,715)      1,020,717
    Change in accrued liabilities          (109,039)       (65,917)
                                          ----------     ----------
Net cash from operating activities           537,102      (626,447)
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment      (109,737)       (45,228)
                                          ----------     ----------
Net cash from investing activities         (109,737)       (45,228)
                                          ----------     ----------
Cash flows from financing activities:
  Change in long-term debt                  (87,885)        146,331
  Change in note payable - bank            (206,414)      (205,003)
                                          ----------     ----------
Net cash from financing activities         (294,299)       (58,672)
                                          ----------     ----------
Net increase (decrease) in cash:             133,066      (730,347)

Cash at beginning of period                  457,410      1,500,185
                                          ----------     ----------
Cash at end of period                       $590,476      $ 769,838
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements










PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. Operating results for the three-month period ended December 31, 2003 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


2.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures. The following table presents the computation of basic and diluted EPS:


Six Months Ended December 31,                2003            2002


Income (loss) from continuing             $57,121       (191,100)
operations

Average shares of common stock          1,431,503       1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be issued     610,877    Antidilutive
assuming exercise of stock options,
and conversion of convertible
debentures

Additional income from continuing         $18,414    Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive effect  2,042,380    Antidilutive
of stock options and convertible
debentures

Basic earnings per common share from        $.040         $(.133)
continuing operations

Diluted earnings per common share from      $.037         $(.133)
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

The tables below summarizes information about reported segments for three months and six months ended December 31, 2003 and 2002:



SIX MONTHS ENDED
DECEMBER 31, 2003:

                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $6,201,512 $1,222,186     $1,018     $7,424,716

Depreciation          70,841     57,047          -        127,888

Gross Margin         452,361    490,050      1,018        943,429

Selling Expenses     128,237     77,654          -        205,891

General &            110,825    320,721     84,457        516,093
Administrative
Expenses

Interest Expense      90,769        518     43,272        134,559

Income (loss)        122,530     91,157  (126,801)         86,886
before Taxes

Capital                4,622    105,115          -        109,737
Expenditures

Segment assets:
Inventory          3,147,723    629,881          -      3,777,604
Property, Plant    1,773,611  1,058,765          -      2,832,376
& Equipment




THREE MONTHS ENDED
DECEMBER 31, 2003:

                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $3,065,318   $602,493     $1,011     $3,668,822

Depreciation          26,151     26,619          -         52,770

Gross Margin         195,269    243,259      1,011        439,539

Selling Expenses      52,632     35,472          -         88,104

General &             52,241    159,304     25,956        237,501
Administrative
Expenses

Interest Expense      44,944      7,232     19,873         72,049

Income (loss)         45,452     41,251   (44,818)         41,885
before taxes

Capital                    -          -          -              -
Expenditures






SIX MONTHS ENDED
DECEMBER 31, 2002:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $1,860,575 $1,310,303       $216     $3,171,094

Depreciation          88,234     56,874        348        145,456

Gross Margin        (29,324)    449,873        216        420,765

Selling Expenses     102,781     95,082          -        197,863

General &             96,732    204,692    152,441        453,865
Administrative
Expenses

Interest Expense      94,257        130     50,395        144,782

Income (loss)      (300,619)    249,139  (202,620)      (254,100)
before Taxes

Capital               20,054     25,174          -         45,228
Expenditures

Segment assets:
Inventory          3,836,566    627,242          -      4,463,808
Property, Plant    1,920,277  1,004,013          -      2,924,290
& Equipment





THREE MONTHS ENDED
DECEMBER 31, 2002:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues           $ 980,106   $620,461       $203     $1,600,770

Depreciation          47,434     27,670          -         75,104

Gross Margin          99,689    239,112        203        339,004

Selling Expenses      58,004     55,828          -        113,832

General &             41,215    122,391     64,301        227,907
Administrative
Expenses

Interest Expense      60,514        325     24,410         85,249

Income (loss)       (60,044)     60,568   (88,508)       (87,984)
before Taxes

Capital               19,419     20,760          -         40,179
Expenditures

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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company, for the first six months of fiscal year 2004, had an increase in cash of $133,066 compared to a cash decrease in the same period in fiscal year 2003 of $730,347. As of December 31, 2003, the Company had no cash equivalents.

During the six month period ended December 31, 2003, the Company recorded net income after taxes of $57,121. The Company's net cash from operating activities was $537,102 in the first six months of fiscal year 2004 compared to net cash used by operating activities of $626,447 in the same period in fiscal year 2003. The increase in net cash from operating activities was primarily due to a decrease in inventories at the end of the period. The decrease in inventories was primarily due to the increase in sales. Cash flow used in investing activities was $109,737 due to capital expenditures, and net cash used for financing activities was $294,299 due to reduction of debt. The remaining increases and decreases in the components of the Company's financial position reflects normal operating activity except for the decrease in accounts payable which resulted from the timing of payments to Ford Motor Credit and delivery of chassis from Ford Motor.

The Company had working capital of $1,713,346 at December 31, 2003, an increase of $87,731 from June 30, 2003. The increase was primarily due to reduction of accounts payable. Current assets amounted to $6,463,323 and current liabilities were $4,749,977, resulting in a current ratio of 1.36 to 1, which represented an increase of .09 since June 30, 2003. With total liabilities of $7,483,855 and equity of $1,867,707 at December 31, 2003, the Company's debt as a percentage of total capital was 80%, compared with 83% at June 30, 2003.

Capital expenditures for the first six months of fiscal year 2004 were $109,737 compared with $45,228 for the same period in fiscal year 2003. The investments reflect the Company's continuing program to reduce costs, and to improve productivity and product quality in the aviation ground support equipment business and the cemetery business. The Company anticipates that it will spend less than $96,000 on capital expenditures during the final two quarters of fiscal year 2004. The Company will be able to finance these capital expenditures primarily with cash flow from operations.

The Company has a bank line of credit for $2,500,000. As of December 31, 2003 there was $1,483,396 outstanding under this facility.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future capital requirements.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of December 31, 2003, inflation did not have a significant effect on the Company's results in the first six months of fiscal year 2004.


RESULTS OF OPERATIONS
FIRST SIX MONTHS OF FISCAL YEAR 2004
COMPARED WITH FIRST SIX MONTHS OF FISCAL YEAR 2003

Cemetery Operations:

Revenue for the six months ended December 31, 2003 was $1,130,918, or a decrease of $80,211 or 6.6%, when compared to the six months ended December 31, 2002. The decrease is primarily due to a decrease in cremations, cemetery lot sales and marker sales. These decreases can be attributed to an increase in funeral homes performing cremations and selling markers, and a local cemetery in bankruptcy proceedings decreasing prices.

New legal restrictions on telemarketing by sales personnel have also contributed to decreased sales. These restrictions will change how the Company does business in the Cemetery segment. New marketing strategies are being reviewed, and will be implemented in the third quarter.

Cost of sales in relation to sales for the six months ended
December 31, 2002 was $732,136, or a decrease of $29,124, or 3.8%, compared to the six months ended December 31, 2002. The decrease is primarily due to lower sales of markers.

Gross profit for the six months ended December 31, 2003 was $398,782, or a decrease of $51,091, or 11% when compared to the six months ended December 31, 2002. The decrease in gross profit was primarily due to lower marker and cremation sales.

Selling expense for the six months ended December 31, 2003 was $77,654, or a decrease of $17,428, or 18%, when compared to the sox months ended December 31, 2002. The decrease was primarily due to less sales commission earned and one less sales employee.

General and administrative expenses for the six months ended December 31, 2003, were $320,721, or an increase of $116,029 or 57%, when compared to the six months ended December 31, 2002. The increase was primarily due to the hiring of a full time accountant ($36,000), the hiring of an additional full time office employee ($16,098), the hiring of temporary employees due to a change in accounting software($16,697), environmental expenses to correct the previously reported environmental problems ($27,000) and the allocation of corporate overhead for Robert Harvey managing the operations ($35,000).

Holding Operations:

Revenue for the six months ended December 31, 2003 is immaterial.

General and administrative expenses for the six months ended December 31, 2002 were $84,457, or a decrease of $67,984, or 45%, when compared to the six months ended December 31, 2002. The decrease was primarily due to Robert Harvey's salary and out of pocket business expenses being allocated one-third to Oakridge Cemetery for which he is the President and General Manager ($35,000), and one-third to Stinar for which he is the Chief Executive Officer, and Chief Financial Officer($30,000).

Interest expense for the six months ended December 31, 2003 was $43,272, or a decrease of $7,123, or 14%, when compared to the six months ended December 31, 2002. The decrease is due to lower debt levels.

Stinar Operations:

Revenues for the six months ended December 31, 2003 were $6,201,512, or an increase of $4,340,937 or 237%, when compared to the six months ended December 31, 2002. The increase is primarily due to a bobtail contract with the United States Air
Force.

Cost of sales in relation to sales for the six months ended December 31, 2003, was 93%, or a decrease of 8%, when compared to the six months ended December 31, 2002. The increase in gross profit margin was due to a service contract with Northwest Airlines and a bobtail contract with the United States Air Force. When Stinar is building a continuous product, such as bobtails, rather than single pieces of equipment, gross profit margin generally increases.

Selling expenses for the fist six months ended December 31, 2003, were $128,237, or an increase of $25,456, or 25%, when compared to the six months ended December 31, 2002. The increase is primarily due to greater commissions paid to inside and outside salesman and agents of the Company due to the increase in sales of $4,340,937.

General and administrative expenses for the six months ended December 31, 2003, were $110,825, or an increase of $14,093, or 15%, when compared to six months ended December 31, 2002. The increase was primarily due to a corporate allocation of $30,000 for the services of Robert Harvey in his capacity of Chief Executive Officer and Chief Financial Officer of Stinar Corporation.

Other expenses, which consist of interest expense, for the six months ended December 31, 2003, were $90,769, or a decrease of $3,488, or 4%, when compared to the six months ended December 31, 2002. The decrease is due to lower debt levels.


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2003
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2002

Cemetery Operations:

Revenues for the three months ended December 31, 2003 were $595,779, or a decrease of $24,682, or 4%, when compared to three months ended December 31, 2002. The decrease is primarily due to a decrease in marker sales of $20,433 and a decrease in cremation sales of $16,263, with all other revenue sources increasing in immaterial amounts. The decrease in marker and cremation sales is due to additional competition in the local market.

Cost of sales for the three months ended December 31, 2003 was $359,234, or a decrease of $22,115 or 6%, when compared to the three months ended December 31, 2002. The decrease is primarily due to the cost of markers, as most cremations' costs are fixed costs.

Gross profit for the three months ended December 31, 2003 was 40%, or an increase of 2%, when compared to the three months ended December 31, 2002. The increase is due greater sales of interments, grave boxes and foundations sales, which have a greater gross profit.

Selling expenses for the three months ended December 31, 2003 was $35,472, or a decrease of $20,356, or 36%, when compared to the three-month period ended December 31, 2002. The decrease is primarily due to less sales commissions on markers and an increase of at-need burials in which no commission is paid to salesman.

General and administrative expenses for the three months ended December 31, 2003 were $159,304 or an increase of $36,913, or 29%, when compared to the three months ended December 31, 2002. The increase is primarily due to the allocation of corporate expenses of $17,500 relating to Robert Harvey managing the cemetery, as well as environmental expenses of $16,184.

Holding Operations:

Revenue for the three months ended December 31, 2003 is immaterial.

General and administrative expenses for the three months ended December 31, 2003 were $25,956, or a decrease of $38,345, or 60%, when compared to the three months ended December 31, 2002. The decrease is primarily due to the allocations of Robert Harvey's salary of $15,000 to Oakridge Cemetery for which he is the President and General Manager, and $15,000 to Stinar Corporation for which he is the Chief Executive Officer and Chief Financial Officer and an allocation of $2,500 to Oakridge Cemetery for out of pocket expenses incurred by Mr. Harvey to travel to Chicago every other week during the quarter.

Interest expense for the three months ended December 31, 2003 was $44,944, or a decrease of $15,570, or 26%, when compared to the three months ended December 31, 2002. The decrease is due to lower debt levels.

Stinar Operations:

Revenues for the three months ended December 31, 2002 were $3,065,318, or an increase of $2,085,212, or 213%, when compared to the three months ended December 31, 2002. The increase in revenue was primarily due to the bobtail contract with the United States Air Force and a service contract with Northwest Airlines.

Cost of sales for the three months ended December 31, 2003, was $2,870,049, or an increase of $1,989,632, or 226%, when compared to the three months ended December 31, 2002. The increase is primarily due to the increase in sales.

Gross profit for the three months ended December 31, 2002 was $195,269 or an increase of $118,055, or 150%, when compared to the three month period ended December 31, 2002. The gross profit margin was 6% in the second quarter of fiscal year 2004, or a decrease of 2% when compared to the same fiscal period in fiscal year 2003. The decrease was primarily due to higher steel prices, health insurance, utilities and general insurance.

Selling expense for the three months ended December 31, 2003, was $52,632, or a decrease of $5,372, or 9%, when compared to the three months ended December 31, 2002. The decrease was primarily due to increased parts sales and a service contract for which no commission was paid.

General and administrative expenses for the three months ended December 31, 2003 were $52,241, or an increase of $11,026, or 53%, when compared to the three months ended December 31, 2002. The increase was primarily due to less bank fees associated with letters of credit fees for international sales and a reduction in all expenses. The increase was also due to the allocation of Robert Harvey's salary from Oakridge Holdings, Inc. due to his being the Chief Executive Officer and Chief Financial Officer of Stinar, with all other accounts being decreased in comparison to prior comparable period in fiscal year 2002.

Interest expense for the three months ended December 31, 2003 was $44,944, or a decrease of $15,570, or 26%, when compared to the three months ended December 31, 2002. The decrease is attributable to lower debt levels and managing of the Company's
Ford Motor Credit line.





ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, the Company's disclosure controls and are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

No change in the Company's internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a)  The following exhibits are filed as part of this Quarterly
Report on Form 10-QSB for the quarterly period ended December 31, 2003:

EXHIBIT   DESCRIPTION

3(i)           Amended and Restated Articles of Incorporation, as
          amended (1)

3(ii) Amended and Superseding By-Laws of the Company, as amended (1)

31        Rule 13a-14(a)/15d-14(a) Certifications

32        Section 1350 Certifications



(1) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

(b)  No reports on Form 8-K were filed during the quarter.






                           SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Oakridge Holdings, Inc.

                                   /s/ Robert C. Harvey

                                   Robert C. Harvey
                                   Chief Executive Officer


Date:  February 13, 2004








                        INDEX TO EXHIBITS


EXHIBIT   DESCRIPTION                             PAGE

3(i)      Amended and Restated Articles of        (incorporated
          Incorporation of the Company             by reference)

3(ii)     Amended and Superseding By-Laws         (incorporated
          of the Company, as amended               by reference)

31        Rule 13a-14(a)/15d-14(a)                (filed
          Certifications                           electronically

32        Section 1350 Certifications             (filed
                                                   electronically