Form 10QSB
period 2004-03-31
OAKRIDGE HOLDINGS INC
filed 2004-05-18
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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


              For the quarter ended March 31, 2004


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               March 31, 2004 (unaudited) and June 30, 2003

          (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (unaudited) and nine months ended March 31, 2004 and 2003 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003 (unaudited)

          (d)  Notes to Condensed Consolidated Financial
               Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.   Controls and Procedures


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2.   Not Applicable

ITEM 3.   Not Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Not Applicable

ITEM 6.   Exhibits and Reports on Form 8-K

SIGNATURES






PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                          OAKRIDGE HOLDINGS, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                    March 31,2004   June 30,2003
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                  $621,048       $457,410
Receivables                             1,589,620      1,865,773
Inventories:
  Production                            2,864,701      4,239,568
  Cemetery and mausoleum space            584,459        595,531
  Markers, urns & flowers                  38,984         28,046
Deferred income taxes                      88,000        136,000
Refundable income taxes                    85,882        294,619
Other current assets                      132,209         64,698
                                      -----------    -----------
Total current assets                    6,004,903      7,681,645
                                      -----------    -----------


Property, plant and equipment,          5,537,893      5,338,702
  at cost
  Allowance for depreciation          (2,682,291)    (2,488,175)
                                      -----------    -----------
                                        2,855,602      2,850,527
                                      -----------    -----------
Other assets                               66,088         66,088
                                      -----------    -----------
                                       $8,926,593    $10,598,260
                                      ===========    ===========


                  See accompanying notes to the condensed
                     consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                    March 31,2004   June 30,2003
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $1,425,000     $1,689,810
Accounts payable                        1,535,687      2,780,131
Deferred revenue                          643,370        671,964
Accrued salaries & payroll taxes          305,677        225,007
Accrued perpetual care fund               144,242        102,442
Accrued marker and inscription             48,519         97,249
  costs
Accrued Interest                           11,700         35,400
Customer Deposits                               -         91,725
Current maturities of long-               143,915        260,588
  term debt
Other current liabilities                  97,823        101,714
                                      -----------    -----------
Total current liabilities               4,355,933      6,056,030
                                      -----------    -----------

Long-term debt                          2,633,878      2,733,878
                                      -----------    -----------

Total liabilities                       6,989,811      8,789,908
                                      -----------    -----------
STOCKHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                       2,172,126      2,172,126
Retained earnings (deficit)             (235,344)      (363,774)
                                      -----------    -----------
                                        1,936,782      1,808,352
                                      -----------    -----------
                                       $8,926,593    $10,598,260
                                      ===========    ===========




                  See accompanying notes to the condensed
                     consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                    Three Months Ended March    Nine Months Ended March 31,
                                                         31,

                                          2004          2003           2004            2003
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $629,890      $645,350     $1,760,808      $1,856,483
  Aviation                           2,973,678     2,283,990      9,170,296       4,122,090
  Interest-Care Funds                   44,896        44,184        126,955         143,354
  Other                                 22,708        37,020         37,829          59,711
                                    ----------    ----------     ----------      ----------
    Total revenue                    3,671,172     3,010,544     11,095,888       6,181,638
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of aviation sales             2,768,358     2,104,280      8,517,509       3,971,704
  Cost of cemetery sales               405,748       420,558      1,137,884       1,181,818
  Sales and marketing                  109,871       100,434        315,762         298,297
  General and administrative           276,189       226,524        792,282         680,389
                                    ----------    ----------     ----------      ----------
Total operating expenses             3,560,166     2,851,796     10,763,437       6,132,208
                                    ----------    ----------     ----------      ----------
Income (loss) from operations          111,006       158,748        332,451          49,430

Other income & expense
  Interest expense                    (94,790)     (100,100)      (229,349)       (244,882)
  Other income                         110,328             -        110,328               -
                                    ----------    ----------     ----------      ----------
Total other income & expense            15,538     (100,100)      (119,021)       (244,882)

Income (loss) before income taxes      126,544        58,648        213,430       (195,452)

Provision for income taxes            (55,235)      (14,000)       (85,000)          59,000
                                    ----------    ----------     ----------      ----------
Net income (loss)                      $71,309       $44,648       $128,430      $(136,452)
                                    ==========    ==========     ==========      ==========

Net income (loss) per common
share - basic                            $.050         $.031          $.090         $(.095)
                                    ==========    ==========     ==========      ==========
Weighted average number of common    1,431,503     1,431,503      1,431,503       1,431,503
shares outstanding - basic
                                    ==========    ==========     ==========      ==========
Net income (loss) per common             $.047         $.025          $.090         $(.095)
shares - diluted
                                    ==========    ==========     ==========      ==========
Weighted average number of common    1,691,503  Antidilutive      1,691,503    Antidilutive
shares outstanding - diluted
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements





PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                          OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


Nine Months Ended March 31,                     2004           2003
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                         $128,430    $ (136,452)
  Adjustments to reconcile net income
  (loss) to cash flows from operating
  activities:
    Depreciation                             198,341        223,175
    Change in accounts receivable            276,153      (396,075)
    Change in inventories                  1,375,001    (1,434,967)
    Change in deferred income taxes           48,000       (67,800)
    Change in other assets                   141,226        102,183
    Change in accounts payable           (1,244,444)        938,082
    Change in accrued liabilities           (74,170)       (22,306)
                                          ----------     ----------
Net cash from operating activities           848,537      (794,160)
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment      (203,416)       (62,324)
                                          ----------     ----------
Net cash from investing activities         (203,416)       (62,324)
                                          ----------     ----------
Cash flows from financing activities:
  Repayment of long-term debt              (216,673)              -
  Change in note payable - bank            (264,810)      (205,003)
  Proceeds from long-term debt                     -        114,324
                                          ----------     ----------
Net cash from financing activities         (481,483)       (90,679)
                                          ----------     ----------
Net change in cash:                          163,638      (947,163)

Cash at beginning of period                  457,410      1,500,185
                                          ----------     ----------
Cash at end of period                       $621,048       $553,022
                                          ==========     ==========


                  See accompanying notes to the condensed
                     consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                          OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003. Operating results for the nine-month period ended March 31, 2004 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include but are not limited to accounts receivable, depreciation, and accruals. Actual results could differ from those estimates.


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


Nine Months Ended March 31,                  2004            2003


Income (loss) from continuing            $128,430      $(136,452)
operations

Average shares of common stock          1,431,503       1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be issued     260,000    Antidilutive
assuming exercise of stock options,
and conversion of convertible
debentures

Additional income from continuing         $23,166    Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive effect  1,691,503    Antidilutive
of stock options and convertible
debentures

Basic earnings (loss) per common share      $.090         $(.095)
from continuing operations

Diluted earnings per common share from      $.090    Antidilutive
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

The table below summarizes information about reported segments for the three months and nine months ended March 31:



NINE MONTHS ENDED
MARCH 31, 2004:

                    Aviation Cemeteries  Corporate   Consolidated
                      Ground
                     Support
                   Equipment

Revenues          $9,186,072 $1,908,708  $   1,108  $  11,095,888

Depreciation         106,958     91,283        100        198,341

Gross Margin         668,563    622,924      1,108      1,292,595

Selling Expenses     189,790    125,972          -        315,762

General &            172,906    473,971    145,405        792,282
Administrative
Expenses

Interest Expense     164,995        645     63,709        229,349

Income (loss)        140,872    280,564  (208,006)        213,430
before Taxes

Capital               87,784    110,945      4,687        203,416
Expenditures

Assets             6,285,802  2,333,889    306,902      8,926,593




                  See accompanying notes to the condensed
                     consolidated financial statements


THREE MONTHS ENDED
MARCH 31, 2004:

                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $2,984,560 $  686,522     $   90   $  3,671,172

Depreciation          36,117     34,236        100         70,453

Gross Margin         205,320    224,142         90        429,552

Selling Expenses      61,553     48,318          -        109,871

General &             62,081    153,250     60,858        276,189
Administrative
Expenses

Interest Expense      74,226        127     20,437         94,790

Income (loss)         18,342    189,407   (81,205)        126,544
before taxes

Capital               83,162      5,830          -         89,454
Expenditures

Assets             6,285,802  2,333,889    306,902      8,926,593



                  See accompanying notes to the condensed
                     consolidated financial statements




NINE MONTHS ENDED
MARCH 31, 2003:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $4,154,519 $2,026,893     $  226   $  6,181,638

Depreciation         130,200     88,874          -        219,074

Gross Margin         250,386    674,665        226        925,277

Selling Expenses     147,180    151,117          -        298,297

General &            173,151    388,565    118,673        680,389
Administrative
Expenses

Interest Expense     158,519      3,253     83,110        244,882

Income (loss)
before Taxes       (296,035)    302,140  (201,557)      (195,452)

Capital               26,160     36,164          -         62,324
Expenditures

Assets             6,820,543  2,663,908    328,947      9,813,398



                  See accompanying notes to the condensed
                     consolidated financial statements




THREE MONTHS ENDED
MARCH 31, 2003:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $2,293,944 $  716,590    $    10   $  3,010,544

Depreciation          45,200     32,000          -         77,200

Gross Margin         189,664    224,792         10        414,466

Selling Expenses      44,399     56,035          -        100,434

General &             46,419    140,721     39,384        226,524
Administrative
Expenses

Interest Expense      64,262      3,123     32,715        100,100

Income (loss)         34,584     96,123   (72,089)         58,618
before Taxes

Capital                6,106     10,990          -         17,096
Expenditures

Assets             6,820,543  2,663,908    328,947      9,813,398




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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company for the first nine months of fiscal year 2004 had an increase in cash of $163,638 compared to a cash decrease in the same period in fiscal year 2003 of $947,163. As of March 31, 2004, the Company had no cash equivalents.

During the nine month period ended March 31, 2004, the Company recorded net income after taxes of $128,430. The Company's net cash from operating activities was $848,537 in the first nine months of fiscal year 2004 compared to net cash used from operating activities of $794,160 in the comparable period in fiscal year 2003. The increase in net cash from operating activities was primarily due to reduction in inventories at the end of the period. The decrease in inventories was primarily due to lower chassis in inventory due to timing of delivery dates. Cash flow used in investing activities was $203,146 due to capital expenditures, and net cash used in financing activities was $481,483 due to reduction of debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity except for the decrease in accounts payable which resulted from the timing of payments to Ford Motor Credit and the delivery of chassis from Ford Motor.

The Company had working capital of $1,648,970 at March 31, 2004 an increase of $23,355 since June 30, 2003. The increase was primarily due to the decrease in chassis inventory and related accounts payable. At March 31, 2004 current assets amounted to $6,004,903 and current liabilities were $4,355,933 resulting in a current ratio of 1.4 to 1, which resulted in no difference in the current ratio since June 30,2003. With debt of $6,989,811 and equity of $1,936,782 at March 31, 2004, the debt as a percentage of total capital was 78%, compared with 83% at June 30, 2003.

Capital expenditures for the nine months of fiscal year 2004 were $203,416 compared with $62,324 during the same period in fiscal year 2003. The investments reflect the Company's continuing program to reduce costs, and to improve productivity and product quality in the aviation ground support equipment business and the cemetery business. The Company anticipates that it will spend approximately $75,000 on capital expenditures during the last quarter of fiscal year 2004. The Company will be able to finance these capital expenditures primarily from cash flow from operations.

The Company has a bank line of credit for $ 2,500,000. As of March 31, 2004, there was $1,425,000 outstanding under this facility.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of March 31, 2004, inflation did not have a significant effect on the Company's results in the nine months of fiscal year 2004.


RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 2004
COMPARED WITH NINE MONTHS ENDED MARCH 31, 2003

Cemetery Operations:

Revenues for the nine months ended March 31, 2004 were $1,908,708, or a decrease of $118,185 or 6%, when compared to the nine months ended March 31, 2003. The decrease was primarily due to a decrease in cremations, cemetery lot sales and marker sales. These decreases can be attributed to an increase in funeral homes performing cremations and selling markers, and a local cemetery in bankruptcy proceedings decreasing prices.

New legal restrictions on telemarketing by sales personnel have also contributed to decreased sales. These restrictions will change how the Company does business in the Cemetery segment. New marketing strategies have been reviewed and will be fully implemented in the fourth quarter.

Cost of sales in relation to sales for the nine months ended March 31, 2004 was $1,137,884, or a decrease of $43,934 or 4%, when compared to the nine months ended March 31, 2003. The decrease was primarily due to lower sales of markers.

Gross margin for the nine months ended March 31, 2004 was $622,924, or a decrease of $ 51,741 or 8%, when compared to nine months ended March 31, 2003. The decrease in gross margin was primarily due to lower marker and cremation sales.

Selling expenses for the nine months ended March 31, 2004, were $125,972, or a decrease of $25,145 or 17%, when compared to the nine month ended March 31, 2003. The decrease was primarily due to commissions earned on sales by the salesman and one less sales employee.

General and administrative expenses for the nine months ended March 31, 2004, were $473,971, or an increase of $85,406 or 22%, when compared to the nine months ended March 31, 2003. The increase was primarily due to the hiring of full time accountant and additional office employee.

Other expense for the nine months ended March 31, 2004, was $119,021, or a decrease of $125,861, when compared to the nine months ended March 31, 2003. The decrease was primarily due to the reimbursement from the state of Illinois Leaking Underground Storage Tank Fund of $142,000 less expenses of $31,672 for the Company now being in full compliance with the Illinois Environmental Protection Agency in regards to underground storage tanks.

Holding Operations:

Revenues for the nine months ended March 31, 2004 is immaterial.

General and administrative expenses for the nine months ended March 31, 2004 were $145,405, or a increase of $26,732, when compared to the nine months ended March 31, 2003. The increase is primarily due to the cost of compliance with the Sarbanes-Oxley Act of 2002 and regulation.

Interest expense for the nine months ended March 31, 2004 was $63,709, or a decrease of $19,401, or 23%, when compared to the nine months ended March 31, 2002. The decrease is due to lower debt levels.

Stinar Operations:

Revenues for the nine months ended March 31, 2004 were $9,186,072, or an increase of $5,031,553 or 221%, when compared to the nine months ended March 31, 2003. The increase was primarily due to a bobtail contract with the United States Air Force.

Cost of sales in relation to sales for the nine months ended March 31, 2004, was 93% or an increase of 1%, when compared to the nine months ended March 31, 2003. The increase in gross margin was primarily due to a service contract with the United States Air Force.

Selling expenses in relation to sales for the fist nine months ended March 31, 2004, were $189,790, or an increase of $42,610 or 29%. The increase was primarily due to greater commissions paid to inside and outside salesmen and agents of the Company due to the increase in sales of $5,031,553.

General and administrative expenses in relation to sales for the nine months ended March 31, 2004, were $172,906, or a decrease of $245, when compared to the nine months ended March 31, 2003. The decrease is immaterial.

Other income and expenses which consist of interest expense for the nine months ended March 31, 2004 were $164,995, or an increase of $6,476 or 4%, when compared to the nine months ended March 31, 2003. The increase was primarily due to increased chassis levels due to increased sales volume.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

Cemetery Operations:

Revenues for the three months ended March 31, 2004 were $686,522, or a decrease of $30,068 or 4%, when compared to the three months ended March 31, 2003. The decrease was primarily due to a decrease in cremations, cemetery lot sales and marker sales. These decreases can be attributed to an increase in funeral homes performing cremations and selling markers, and a local cemetery in bankruptcy proceedings decreasing prices.

Cost of sales for the three months ended March 31, 2004 was $405,748, or a decrease of $14,810 or 4%, when compared to the three months ended March 31, 2003. The decrease is primarily due to the cost of markers as most cremations are fixed costs.

Gross margin for the three months ended March 31, 2004 was $224,142, a decrease of $650 or .2%, when compared to the three-month period ended March 31, 2003. The decrease is immaterial.

Selling expenses for the three months ended March 31, 2004 were $48,318, or a decrease of $7,717, or 14%, when compared to the three-month period ended March 31, 2003. The decrease was primarily due less sales commission on markers and an increase of at-need burials in which no commission is paid to salesmen.

General and administrative expenses for the three months ended March 31, 2004 were $153,250, or an increase of $12,529 or 9%, when compared to the three-month period ended March 31, 2003. The increase is primarily due to two additional full time employees, and utility expenses.

Holding Operations:

General and administrative expenses for the three months ended March 31, 2004 were $62,081, or an increase of $15,662, or 25%, when compared to the three-month period ended March 31, 2003. The increase was primarily due to cost of compliance with the Sarbanes-Oxley Act of 2002 and regulation.

Interest expense for the three months ended March 31, 2004 was $20,437, or a decrease of $12,278 or 38%, when compared to the nine months ended March 31, 2003. The decrease was due to lower debt levels.

Stinar Operations:

Revenues for the three months ended March 31, 2004 were $2,984,560 or an increase of $690,616 or 30%, when compared to the three months ended March 31, 2003. The increase was primarily due to a bobtail contract with the United States Air Force.

Cost of sales in relation to sales for the three months ended March 31, 2004, was 93% or an increase of 1%, when compared to the three months ended March 31, 2003. The increase was due to increased cost of steel to manufacture the equipment.

Selling expenses for the three months ended March 31, 2004 were $61,553, or a decrease of $17,154 or 39%, when compared to the three months ended March 31, 2003. The increase was primarily due to greater commissions paid to inside and outside salesmen and agents of the Company due to the increase in sales of $690,616.

General and administrative expenses for the three months ended March 31, 2004 were $62,081, or an increase of $15,662 or 34%, when compared to the three months ended March 31, 2003. The increase was primarily due to the hiring of one full time engineer, increased utility costs, shipping costs, and health insurance.

Interest expense for the three months ended March 31, 2004 was $74,226, or a decrease of $9,964 or 16%, when compared to the three months ended March 31, 2003. The increase is primarily due to increased chassis levels due to increased sales volume.



ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 1,035,956 shares of common stock, or 72% of shares outstanding, were represented at the annual meeting of shareholders on January 5, 2004 at Faegre & Benson LLP, 2200 Wells Fargo Center, 90 South Seventh Street, Minneapolis, Minnesota.

Elected as directors of the Company, each receiving a minimum of 990,526 votes were:

1,023,126      Robert C. Harvey
  990,526      Robert B. Gregor
1,023,126      Hugh McDaniel
1,023,576      Pamela Whitney
1,023,576      Robert Lindman


Shareholder ratified the appointment of Wipfli, LLP formerly Stirtz Bernards Boyden Surdel & Larder, P.A., as the independent auditors of the Company for 2004. The vote was 1,030,456 in favor; 4,030 against; and 1,470 abstaining.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


(a) The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2004:


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


Date:  May 17, 2004








                             INDEX TO EXHIBITS


EXHIBIT   DESCRIPTION                             PAGE

3(i)      Amended and Restated Articles of        (incorporated
          Incorporation of the Company             by reference)

3(ii)     Amended and Superseding By-Laws         (incorporated
          of the Company, as amended               by reference)

31        Rule 13a-14(a)/15d-14(a)                (filed
          Certifications                           electronically)

32        Section 1350 Certifications             (filed
                                                   electronically)