Form 10KSB
period 2004-06-30
OAKRIDGE HOLDINGS INC
filed 2004-09-27
CIK 73605

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2004

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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. {X}

     The issuer's revenues for its fiscal year ended June 30, 2004 were $14,539,236.

     The aggregate market value of the voting stock held by non-affiliates on September 23, 2004, was approximately $1,660,543, based on the average of the bid and asked price of such stock.

     The number of shares outstanding of Registrant's only class of common equity on September 23, 2004, was 1,431,503.

     Documents incorporated by reference:  None.

     Transitional Small Business Disclosure Format. Yes{ } No{x}

                             TABLE OF CONTENTS

                                  Part I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                  Part II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations
Item 7.   Financial Statements and Supplementary Data
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.  Controls and Procedures
Item 8B.  Other Information

                                 Part III

Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and Management
Item 13.  Certain Relationships and Related Transactions
Item 14.  Principal Accountant Fees and Services






















                           CAUTIONARY STATEMENT
        UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

                                  PART I
ITEM 1. BUSINESS

GENERAL

Oakridge Holdings, Inc. and its subsidiaries, collectively, are called the "Company" or "Oakridge," unless otherwise indicated by the context. The Company has two business segments - cemeteries and aviation ground support equipment.

The Company began operations on March 6, 1961, with two cemeteries in Cook County, Illinois, selling cemetery property, merchandise and service. Cemetery property includes lots, lawn crypts, and family and community mausoleums. Cemetery merchandise includes vaults, monuments and markers. Cemetery services include burial site openings and closings and inscriptions.

The Cemeteries that we operate are located outside of Chicago, Illinois. According to the United States Bureau of the Census, this area has a large population over age 65, which represents a principal target market for our pre-need sales program as well as at need sales.

Cemetery operations contribute a large percentage of our net income. We believe the sale of cemetery property to a family creates a relationship that builds heritage over time, as family members are buried in a plot or mausoleum and as other family members purchase additional cemetery property in order to be buried in the same cemetery.

On June 29, 1998, the Company acquired substantially all of the assets of Stinar Corporation, a Minnesota corporation. Stinar Corporation has been in business for 58 years and is an established international manufacturer and its products are used by the airline support equipment industry.

Stinar manufactures ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies.

All references to years are to fiscal years ended June 30 unless otherwise stated.

OPERATIONS

CEMETERY OPERATIONS

Through two wholly owned subsidiaries, Oakridge Cemetery (Hillside), Inc. and Glen Oak Cemetery, Inc., the Company operates two adjacent cemeteries near Hillside, Illinois. The cemetery operations are discussed on a consolidated basis and the Company makes no functional distinction between the two cemeteries, except where noted.

Together the cemeteries comprise 176.7 total acres of real estate, of which
12.8 acres are used for interior roads and other improvements. The remaining 163.9 acres contain 137,000 burial plots of which 32,664 are in inventory, with 975 niches and 3,190 crypts, of which 131 niches and 322 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 20 and 25 year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing internment services, burial plots and crypts, the Company sells cremation services and has a chapel.

STINAR OPERATIONS

Stinar provides products and services to aviation industry in three principal areas: (i) sales of new equipment manufactured for maintaining, servicing and loading of airplanes; (ii) sales of parts for equipment sold in the past; and (iii) repair of equipment.

Principal products of Stinar include the following:
Truck-mounted stairways and push stairs for loading aircraft; lavatory trucks and carts, water trucks, bobtails, and catering trucks for servicing aircraft; cabin cleaning trucks, maintenance hi-lifts, and turbo oilers for maintaining aircraft; and other custom built aviation ground support equipment used by airports, airlines and the military. Stinar also provides service and repairs on other vendors equipment and equipment it has sold.

Stinar sells its products to airports, airlines, and government and military customers in the United States. Non-governmental domestic sales comprise approximately 6%, government and military sales approximately 79%, and international sales approximately 15% of Stinar's annual revenues.

INDUSTRY AND COMPETITION

Competition in the industries served by the Company's two business segments is based on price, service, location, reputation, quality and technological innovation. Competition is strong in all markets served.

CEMETERY INDUSTRY AND COMPETITION

Cemetery companies provide products and services to families in two principal areas: (i) disposition of remains, either through burial or cremation; and (ii) memorialization, generally through monuments, markers or inscriptions.

The Cemetery Operations face competition from other cemeteries in Cook and DuPage Counties in Illinois. Decisions made by the ultimate customer are only minimally influenced if at all, by pricing. However, funeral directors' decisions are greatly influenced by pricing, due to the limited resources of some customers, and direct families to lower cost cemeteries. There are virtually no new entrants in the markets served by the Company as the cost of acquiring sufficient undeveloped land and establishing a market presence necessary to commence operations is prohibitive.

There has been increasing competition from providers specializing in specific services, such as cremations, who offer minimal services and low-end pricing. The Company also faces competition from companies that market products and related information over the internet and funeral homes selling markers. The Company has felt relatively limited impact in its market from these types of competitors to date.

As a general matter, the cemetery industry in the United States is characterized by the following fundamental attributes:

HIGHLY FRAGMENTED OWNERSHIP. A significant majority of cemeteries consist of small, family-owned businesses that control one or several cemeteries in a single community. Management estimates that there are approximately 10,000 cemeteries in the United States. Approximately 20% of the 2002 United States industry revenues are represented by four large publicly-traded domestic death care companies.

HERITAGE AND TRADITION. Cemetery businesses have traditionally been transferred to successive generations within a family and in most cases have developed a local heritage and tradition that afford an established cemetery a local franchise and provide the opportunity for repeat business. In addition, an established firm's backlog of pre-need cemetery and mausoleum spaces provides a base of future revenue. In many cases, personnel who have left public companies start these new independent businesses or family owned businesses. Often such businesses are attempting to build market share by competing on price rather than heritage and tradition.

NEED FOR PRODUCTS AND SERVICES; INCREASING NUMBER OF DEATHS. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady pace over the long term as the baby boom generation becomes older. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase by approximately 1% per year, from 2.4 million in 2000 to 2.6 million in 2010. We believe the aging of the population is important because it expands our target market for pre-need sales, as persons over the age of 50 are the most likely group to make cemetery arrangements.

PRE-NEED MARKETING. In addition to sales at the time of death or on an "at need" basis, death care products and services are being sold prior to the time of death or on a "pre-need" basis. We are actively marketing such products and services, which provide a backlog of future services.

DEMAND FOR CREMATION. In recent years, there has been a steady growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represent approximately 10% of the burial market in 1980, approximately 28% in 2002 and are projected at 40% for 2010. The trend toward cremations has been a significant concern because cremations have typically included few, if any, additional products and services other than cremation itself.

INDUSTRY CONSOLIDATION. The past decade witnessed a trend of family owned businesses consolidating with larger organizations. Primarily public companies sought to benefit from economies of scale, improved managerial control and effective strategic planning and greater financial resources. However, this trend slowed in 1999. At the present time, none of the publicly-traded death care companies appear to be pursuing significant acquisitions.

IMPORTANCE OF TRADITION; BARRIERS TO ENTRY. We believe it is difficult for new competitors to enter existing markets successfully by opening new cemeteries. Entry into the cemetery market can be difficult due to several factors. Because families tend to return to the same cemetery for multiple generations to bury family members, it is difficult for new cemeteries to attract families. Additionally, mature markets, including many of the metropolitan areas where our cemeteries are located, are served by an adequate number of existing cemeteries with sufficient land for additional plots, whereas land for new cemetery development is often scarce and expensive. Regulatory complexities and zoning restrictions also make entry into the cemetery market difficult. Also, development of a new cemetery usually requires a significant capital investment that takes several years to produce a return.

AVIATION GROUND SUPPORT INDUSTRY AND COMPETITION

The aviation ground support equipment industry is extremely fragmented and diverse. Purchasers of equipment manufactured by this industry tend to be longstanding, repeat customers of the same manufacturers, with quality, reliability, pricing, warranties, after market service and delivery being the key factors cited by customers in selecting an aviation ground support equipment supplier. Accordingly, while the market for Stinar equipment is competitive, the Company believes that Stinar's reputation for quality and reliable equipment and the industry's familiarity with Stinar puts it on equal footing with its competitors.

Major domestic competitors of Stinar include Global Ground Support, LLC in catering equipment, Lift-A-Loft Corporation and NMC-Wollard in passenger stairs, Lift-A-Loft Corporation, NMC-Wollard and Phoenix Metal Products in lavatory and water carts, and Tesco Equipment Corporation, Lift-A-Loft corporation and NMC-Wollard in hi-lift equipment. International competitors of Stinar include Mullaghan Engineering in catering equipment, Accessair Systems, Inc. and Vestergaard Company, Inc. in water and lavatory carts.

As a general matter, the aviation ground support industry, both domestically and internationally, is characterized by the following fundamental attributes:

HIGHLY FRAGMENTED OWNERSHIP. A significant majority of aviation ground support equipment manufacturers consist of family-owned businesses. Management estimates that there are approximately 50 companies in the world that manufacture one or two products for the industry. Also, as a support industry, ground support equipment has few market drivers of its own. That is, the major determinants of ground support equipment market activity are to be found in the commercial aviation industry. Under these conditions, many suppliers have in-depth knowledge only of their own market niches and end-users may have difficulty finding a supplier with the right mix of products and services to fit their needs.

SIZE AND GROWTH TRENDS. The aviation ground support industry will be taking on the characteristics of a shrinking and declining industry over the next couple of years. Given the weakness of the three main indicators (aircraft movements, aircraft delivery rates, and airport construction/capacity improvement) of the industry's health, as well as the continuing decline in markets for import and export, the world market for purchases of new aviation ground support equipment is expected to decline.

BARRIERS TO ENTRY. It is relatively difficult for new competitors to enter the field due to (i) high start-up costs, which effectively protect against small competitors entering the field, (ii) substantial expertise required in regards to manufacturing and engineering difficulties which make it difficult to have the knowledge to compete, and (iii) market saturation which reduces the possibility of competitors gaining a meaningful foothold and network of manufacturing representatives. Moreover, airline companies are becoming increasingly selective about which companies they will allow to provide ground support equipment. Most airlines only purchase from vendors who have a history in the industry.

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


For the fiscal years ended June 30,         2004        2003

Revenues:
(1) Aviation                         $12,110,222  $7,478,572
(2) Cemetery                           2,429,014   2,796,424

Operating profit or (loss):
(1) Aviation                             226,841   (226,283)
(2) Cemetery                             182,315    296,749

Identifiable assets:
(1) Aviation                          $7,623,593  $7,648,972
(2) Cemetery                           2,529,340   2,529,421



REGULATION

CEMETERY OPERATIONS

Neither of the Company's two business segments is heavily regulated, although the cemeteries are required to comply with state laws and regulations applicable to all cemeteries and funeral homes operating in Illinois. The costs and effects of compliance with these regulations do not have a material impact on the financial results of the Company.

STINAR OPERATIONS

Stinar is required to comply with competitive bidding and other requirements in cases where it sells to local, state, and federal governmental customers. The costs and effects of complying with these requirements do not have a material impact on the financial results of the Company.

BOTH COMPANIES

The Company holds all governmental licenses necessary to carry on its business and all such licenses are current. Both segments are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the United States Environmental Protection Agency community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.

COMPLIANCE WITH ENVIRONMENTAL LAWS

CEMETERY OPERATIONS. In fiscal year 1995, the Company commissioned an engineering study of the Cemetery Operations for the purpose of determining the full extent of possible soil contamination related to suspected leaking underground storage tanks. As a result of this study, five underground fuel tanks were removed and the adjoining soil was removed and disposed by an independent contractor. A total of approximately $278,708 has been spent in prior years and 2004 for remediating conditions at the Cemetery Operations. In fiscal year 1997, the Company was notified by the Illinois Environmental Protection Agency ("Illinois EPA") that the environmental work conducted at the Cemetery Operations may not have been in full compliance with its guidelines. During 2004, the Company spent $34,172 in expenses for EPA consultants to submit a plan to the Illinois EPA for approval and seek reimbursement. The Company was able to file for reimbursement from the Leaking Underground Storage Tank Fund due to the work being completed and Illinois EPA giving its approval. Accordingly, the Company received $142,545. The Company is not aware of any other environmental issues affecting the Cemetery Operations. No environmental expenditures have been capitalized.

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

Subsequent to the completion of the Phase II environmental assessments and completion of the structural improvements to the building, the Company and Stinar requested and obtained a "no association" letter from the Minnesota Pollution Control Agency ("MPCA") stating that, provided certain conditions set forth in the no association letter are met, the Company and Stinar will not be deemed responsible for contamination which occurred at the Stinar Facility prior to the purchase of the assets of Stinar by the Company. The structural improvements recommended by the Company's environmental consulting firm have been completed and the contaminated soil has been removed and transferred from the property. As a result, MPCA has issued the no association letter.

CEMETERY OPERATIONS - TRUST FUNDS

GENERAL. We have established a variety of trusts in connection with our cemetery operations as required under applicable state law. Such trusts include (i) pre-need cemetery merchandise and service trusts; and (ii) perpetual care trusts. We also use independent financial advisors to consult with us on investment policies and evaluate investment results.

PRE-NEED CEMETERY MERCHANDISE AND SERVICE TRUSTS. We are generally required under Illinois law to deposit a specified amount (generally 50% to 85% of selling price) into a merchandise and service trust fund for cemetery merchandise and services sold in pre-need sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are permitted to withdraw the trust principal and the accrued income when the merchandise is purchased, when the service is provided by us or when the contract is cancelled. The merchandise and service trust fund balances, in the aggregate, were approximately $1,132,972 and $1,229,407 as of June 30, 2004 and 2003, respectively.

PERPETUAL CARE FUNDS. Under Illinois law, the Company is required to place a portion of all sales proceeds from cemetery lots, niches and crypts in a trust fund for perpetual care of the cemeteries. Pursuant to these laws, the Company deposits 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of mausoleum space into a perpetual care fund. The income from these perpetual care trusts provides the funds necessary to maintain cemetery property and memorials in perpetuity. The trust fund income is recognized, as earned, in the cemetery revenues.
While we are entitled to withdraw the income from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund and therefore, none of the principal balance is reflected on the balance sheet. The perpetual care trust balances were approximately $4,520,967 and $4,469,315 at June 30, 2004 and 2003, respectively.

MARKETING

CEMETERY OPERATIONS. Sales are made to customers utilizing the facilities primarily on an at-need basis, that is, on the occurrence of a death in the family when the products and services and internment space are sold to the relatives of the deceased. The cemeteries have started to actively market their products. But most customers typically learn of the cemeteries from satisfied customers and funeral directors who recommend the cemeteries based on superior location and services rendered.

STINAR CORPORATION. The chief method of marketing Stinar's equipment is through one-on-one customer contact made by sales employees of Stinar and manufacturer's representatives under contract with Stinar. Stinar's customers report that Stinar has a reputation in the commercial aviation industry for manufacturing high quality, reliable equipment. Stinar intends to capitalize on this reputation in the domestic airline industry by making frequent sales calls on customers and potential customers and by reducing the amount of time needed to complete customer orders. Stinar has also engaged manufacturers' representatives to assist it in increasing sales to overseas markets and the United States armed services.

CREDIT POLICIES

Neither of the Company's business segments generally extends long-term credit to customers.

INTERNATIONAL

Stinar's sales to customers outside the United States represented approximately 15% and 16% of the companies net sales in 2004 and 2003, respectively. Products are manufactured and marketed through the Company's sales department and sales representatives around the world. For additional information, see discussions of individual business segments included above; under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; and in Item 7, Financial Statements.

OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS. The Cemetery Operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to any understanding of Company's business.

STINAR CORPORATION. The Company believes that its reliance on commercial airline business and United States government sales does expose Stinar to the cyclical nature of the airline industry. In the event of a downturn, terrorist act or recession in the airline business, world commercial air carriers would be more likely to curtail purchases of capital equipment of the kind manufactured by Stinar. In addition, government budget decisions and world politics will affect sales to military purchasers both domestically and internationally.

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

EMPLOYEES

As of June 30, 2004, the Company had 84 full time and 10 part time or seasonal employees. Of these, the Company employed 65 full-time and 1 part-time employees in the aviation segment and 19 full-time and 9 part-time or seasonal employees in the cemeteries segment.

The cemetery segment employees are represented by local #1, of the Services Employees International Union, AFL-CIO, whose contract expires February 28, 2005.

A union does not represent the aviation segment employees and the Company considers its labor relations to be excellent.

REAL ESTATE DEVELOPMENT

APPLE VALLEY, CALIFORNIA RAW LAND

On May 22, 2000, the Company acquired 4.5 acres of unimproved land in Apple Valley, California in exchange for the full and final settlement of the judgment against the former chairman of the board. The appraised value of the land was $140,000, with the Company contributing $37,527. At June 30, 2001 the market value of the land was written down $90,000, due to economic conditions.


ITEM 2: PROPERTIES.

The Company's principal executive offices are located at Stinar Corporation at 3255 Sibley Memorial Highway, St. Paul, Minnesota.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Ave., Hillside, Illinois. The two cemeteries comprise 176.7 acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The cemeteries have two mausoleums, office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in good to excellent shape with major work being required on the front steps and outside landing of the mausoleum due to water leaking into the mausoleum crypts from these areas and will require approximately $100,000 of repairs in the future. All other buildings are in fair shape and will require minimum repairs.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. This facility was purchased by Stinar in connection with the purchase of assets. The purchase of the Stinar facility was financed by the Seller pursuant to contracts for deed payable in monthly installments of $9,766 for seven years from the date of purchase, with a balloon payment of principal of $1,207,000 due on June 30, 2005. The condition of the manufacturing facility and office spaces is fair and will require minimum improvements in the foreseeable future at an estimated cost of $75,000.


ITEM 3:  LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the Company.

We carry insurance with coverages and coverage limits consistent with our assessment of risks in our businesses and of an acceptable level of financial exposure. Although there can be no assurance that such insurance will be sufficient to mitigate all damages, claims or contingencies, we believe that our insurance provides reasonable coverage for known asserted or unasserted claims. In the event the Company sustained a loss from a claim and the insurance carrier disputed coverage or coverage limits, the Company may record a charge in a different period than the recovery, if any, from the insurance carrier.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None


                                  PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


Trading in the Company's common stock is in the over the counter market, primarily through listings in the National Quotation Bureau "pink sheets," although the market in the stock is not well established. The table below sets forth the range of bid and asked prices for the two most recent fiscal years. Prices used in the table were reported to the Company by National Quotation Bureau, Inc. These quotations represent inter-dealer prices, without retail markup or commission, and may not necessarily represent actual transactions.


                               FISCAL YEAR
                           2004           2003
First Quarter          $ .38 -  .35   $ .80 -  .59
Second Quarter           .70 -  .35     .95 -  .38
Third Quarter            .85 -  .65     .38 -  .38
Fourth Quarter          1.01 -  .72     .55 -  .38




As of September 10, 2004, there were 1,431,503 shares of Oakridge Holdings, Inc. Common Stock outstanding. The Common Stock shares outstanding are held by approximately 1,712 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 2,000 beneficial owners of the Common Stock.

The Company has never paid a cash dividend on our Common Stock. The Company currently intends to retain earnings to finance the growth and development of our business and does not anticipate paying any dividends on our Common Stock in the foreseeable future. We are currently prohibited from paying dividends under the terms of our credit agreements. Any future change in our dividend policy will be made at the discretion of our Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under credit, as well as other factors the Board of Directors may deem relevant. We are also prohibited from repurchasing any of our outstanding common stock under the terms of our credit agreement.


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS

FISCAL 2004

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from its two business segments to meet operating needs, fund debt service, and fund capital requirements. The cemeteries and Stinar operations have provided sufficient cash during prior years to support day-to-day operations, current debt service, and capital expenditures. The Company expects that cemetery and Stinar operations will provide sufficient cash during the next five years to cover all debt requirements and operational needs; the exception will be the balloon payment due June 30, 2005 on the Stinar Facility which will need to be refinanced.

Stinar has a $2,500,000 line of credit to fund operations and capital expenditures. The line of credit will expire on December 5, 2004 and discussions with the bank indicate that it will likely be renewed to December 5, 2005. During fiscal year 2004 the Company did not meet one bank covenant required by the bank and a waiver was issued by the bank.

There are no expected changes in the number of full time, part time or seasonal employees employed by the cemetery operations. Stinar does not anticipate hiring back employees until economic conditions continue to improve in the aviation industry.

The cemetery operations and Stinar have a new five-year plan for $1,500,000 in capital expenditures starting in fiscal year 2004.

The cemetery operations' capital expenditures will be approximately $1,000,000 under the five-year plan. The funds will be expended for continued road improvements, building improvements for the mausoleums, increased inventory of niches and crypts in mausoleums and outdoors, computer software and hardware equipment and ground equipment. The expenditures for the mausoleum estimated at $400,000 will take place as inventory for the sale of crypts and niches is needed. The cemeteries' capital expenditures for fiscal year 2004 were $227,766, and were used for the following: $4,272 for software and hardware equipment, $30,498 for snow plow truck and chassis for triple dump truck presently being build, $55,611 for new pump house and addition to grounds building, and $77,259 for road improvements and miscellaneous shrubs and trees. Cemetery operations expects to spend approximately $200,000 in fiscal year 2005 for repairs on front entrance of mausoleum, lawn mowers and gators for the grounds, server and three computers for the front office.

Stinar's capital expenditures will be approximately $500,000 under the new five-year plan. The funds will be expended for improvements of the manufacturing plant and office, plant and office equipment, and computer software and hardware. These expenditures will take place evenly over the five-year plan. Stinar's capital expenditures for fiscal year 2004 were $129,657, and were used for the following: $25,768 for a new roof for the front office, $50,000 to exercise a purchase option on the paint booth, $13,850 to blacktop the driveway, $3,950 for a snow plow truck and $1,368 for software and hardware equipment. Stinar operations expects to spend approximately $150,000 in fiscal year 2005 for a new roof on its shop and, pending the outcome of appropriate market analysis, on robotics for manufacturing new products outside the airline manufacturing industry that will leverage the Company's current expertise.


RESULTS OF OPERATIONS - 2004

CEMETERY OPERATIONS

In fiscal year 2004, cemetery revenue decreased $367,410, or 13%, in comparison to fiscal year 2003. Sales of markers decreased $172,547, or 37%, grave boxes decreased $115,076, or 31%, interment fees decreased $190,856, or 25%, and cremations decreased $34,914, or 36%. The decreases were offset by an increase in perpetual care fund interest of $50,549, or 44%, and reimbursement from the Leaking Underground Storage Tank Fund of Illinois of $142,545.

In fiscal year 2004, cost of sales decreased $258,818, or 15%, in comparison to fiscal year 2003. The decrease was due to decreased sales of $377,959, purchases decreasing $191,957, or 44% for the purchase of markers, grave boxes and flowers. The primary increase was employee ground wages of $68,371. All other expenses remained constant with fiscal year 2003 or decreased slightly.

Selling expenses decreased approximately $79,000, or 37%, over fiscal year 2003. The decrease was attributable to decreased commissions resulting from decreased sales. All other expenses remained constant with fiscal year 2003.

General and administrative expenses increased $97,752, or 17%, over fiscal year 2003. The increase was attributable to an increase in general and health insurance of $18,422, an increase in bad debts of $18,968, an increase in manager and office wages of $63,353, and an increase in environmental expenses of $34,172. The major increase was primarily due to one additional office staff, allocation of Robert Harvey's salary to manage operations, write off of bad debts and cleaning up of a past environmental issue. These increases were offset by decreases of $9,805 in collection fees, $10,388 in postage costs, and $20,853 in discounts taken for early payments to vendors.

Interest income from the perpetual care fund increased $10,549 in year 2004. The increase was attributable to greater interest rates.

STINAR OPERATIONS

In fiscal year 2004, revenue increased $4,631,650, or 62%, in comparison to fiscal year 2003. The increase was primarily due to contracts with the United States government.

Cost of goods sold in fiscal year 2004 in relation to sales was $11,375,870, or 94%. The decrease of 3% compared to fiscal year 2003 was primarily due to the Company having greater sales, more service repairs and maintenance work and decrease in overhead costs due to greater capacity in production.

Selling expenses increased $38,393, or 18%, for fiscal year 2004. The increase is primarily due to higher commissions of $42,756, related payroll taxes of $10,905 and trade show expenses of $5,485, offset by a reduction in related travel expenses of $19,886. All other expenses remained constant with the prior years.

General and administrative expenses decreased $34,045, or 12%, for the fiscal year 2004 when compared to fiscal year 2003. The decrease was primarily due to the following: a $19,306 reduction in office staff due to having one less full time employee who was replaced with one part time employee, a $8,657 reduction in bad debts, a $10,242 reduction in conventions and meetings expense, and a $30,038 reduction in amortization expenses. These reductions where offset by the $51,068 increase in officer salary due to the allocation of Robert C. Harvey's salary. All other expenses remained constant or decreased in comparison with the prior fiscal year.

Interest expense increased $2,981, or 2%, for the fiscal year 2004 when compared to fiscal year 2003. The increase is due to having a greater chassis inventory due to increased sales orders. Robert C. Harvey, the Company's CEO/CFO, guarantees debt to Ford Motor Credit.

HOLDINGS OPERATIONS

Operating expenses in fiscal year 2004 decreased $128,135, or 44%, when compared to fiscal year 2003. The difference is after the allocation of expenses of $60,000 of Robert C. Harvey's salary, $16,020 of audit fees, $10,236 of legal fees and $13,528 of travel expenses to the cemeteries, and $60,000 of Robert C. Harvey's salary and $10,000 of audit fees to Stinar Corporation. Robert C. Harvey serves as the President and Chief Operating Officer of the wholly owned subsidiaries. All other expenses remained constant with prior fiscal year 2003.

Interest expense in fiscal year 2004 decreased $22,546, or 21% in comparison to fiscal year 2003. The decrease is due to less debenture debt.


RESULTS OF OPERATIONS - 2003

CEMETERY OPERATIONS

In fiscal year 2003, cemetery revenues increased $103,532, or 2%, in comparison to fiscal year 2002. Sales of cemetery space increased $38,529, or 10%, sales of markers and foundations increased $32,149, or 5%, and sales of grave boxes increased $84,254, or 29%. The greatest decrease in revenue was $60,696 in cemetery care fund income, the decrease was due to the decline in interest rates.

In fiscal year 2003, cost of sales increased $212,418, or 14%, over fiscal year 2002. The increase was due to the $154,151 cost of hauling dirt off the cemetery grounds which was an increase of $150,000 over fiscal year 2002, an increase of health insurance costs of $40,000, and an increase of the cost of repairs and maintenance of approximately $22,000 over fiscal year 2002. All other expenses remained constant with fiscal year 2002.

Selling expenses increased $12,251, or 6%, over fiscal year 2002. The increase was attributable to increased commissions resulting from increased sales. All other expenses remained constant with fiscal year 2002.

General and administrative expenses decreased $107,657, or 16%, over fiscal year 2002. The decrease was attributable to a decrease in corporate assessments and management salary due to resignation of Marie Leshyn, the former general manager of the cemeteries. All other expenses remained constant with fiscal year 2002

Interest income increased $3,558 in year 2002. The increase was attributable to increased cash flow and management of excess funds.

STINAR OPERATIONS

In fiscal year 2003, revenue decreased $5,037,113, or 40%, in comparison to fiscal year 2002. The decrease was primarily due to the worldwide airline recession caused by the terrorist act of September 11, 2001.

Cost of goods sold in fiscal year 2003 in relation to sales was $7,228,084, or 97%. The increase of 2% over fiscal year 2002 was primarily due to the Company having to decrease profit margins to compete in the market place and increases in medical insurance of 20%, as well as an increase in the business insurance package of 37%, and an increase in the cost of utilities of 50%.

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

HOLDINGS OPERATIONS

Operating expenses in fiscal year 2003 increased $89,276, or 44%, over fiscal year 2002. The increase is attributed to increased professional fees of $26,455 related to cemetery operations, and an increase in officer salaries of $51,399, which has not been allocated to wholly owned subsidiaries for which Robert C. Harvey serves as the President and Chief Operating Officer.

Interest expense in fiscal year 2003 decreased $50,260, or 32% in comparison to fiscal year 2002. The decrease is due to less debenture debt.

OBLIGATIONS AND COMMITMENTS

The following table summarizes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, as well as other financial commitments. Where appropriate we have indicated the footnote to our annual consolidated financial statements where additional information is available.

                                   Payments By Period
                                                                      After
                                    Less than                 4-5      Five
                  Note      Total      1 year  1-3 years    years     Years
Long-term Debt     1   $2,205,783   1,672,531    533,252        -         -

Subordinate
Debentures         2     $520,000           -    520,000        -         -

Purchase
Obligations        3            -      75,000    300,000  200,000   200,000
                       ----------   ---------  ---------  -------  --------
Total
Contractual Cash
Obligations            $2,725,783   1,747,531  1,353,250  200,000   200,000
                       ==========   =========  =========  =======   =======


  (1) We have a commitment to refinance the land & building debt of $1,194,236 with the current owners of the contract debt for another five years at a comparable or lower interest rate. It is not our intention to pay all remaining amounts on our long-term debt exclusively from cash flow from operations. We expect to be able to refinance the debt well in advance of maturity dates. Any refinancing could result in additional interest and other costs depending on financial markets and our credit profile at the time of refinancing.

  (2) We expect to be able to pay the debentures of $520,000 due in fiscal year 2007 using cash flow from operations or by extending the related party debentures.

  (3)  Estimated audit fees in future years.

OFF-BALANCE SHEET ARRANGEMENTS

Our off-balance sheet arrangements as of June 30, 2004 consist of our pre-need arrangements which are discussed in Pre-need Cemetery Merchandise and Service at Note 1 to the consolidated financial statements included in Item 7.


ITEM 7:  FINANCIAL STATEMENTS.

The financial statements of the Company for the fiscal years ending June 30, 2004 and 2003, located at Exhibit 13, F-1, are incorporated herein.


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

ITEM 8B:  OTHER INFORMATION

None.


                                 PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS.

Directors hold office for a one-year term or until their successors are duly elected and qualified. Each director of the Company has served continuously since the year indicated below, except for Hugh McDaniel who resigned on August 30, 2001, and then was re-elected to the Board of Directors on January 11, 2002. The age as of September 16, 2004 and principal occupation or employment of all directors and executive officers are set forth below.

Robert C. Harvey (53), has been a Director, Chairman of the Board, CEO/CFO of the Company and Stinar Corporation, President of the Cemeteries and sole director of the two business segments since 1992.

Robert B. Gregor (53), Secretary and Director since 1993, Vice-President of Marketing and Sales at Stinar Corporation since 1999 and Officer of the two cemeteries since 1993.

Hugh H. McDaniel (64), Mr. McDaniel has been a residential real estate broker since 1973.

Robert Lindman (64) Mr. Lindman has been retired since 2000 and was previously the sole owner of Golden Triangle Forms Company for 30 years.

Pamela Whitney (51) Ms. Whitney is an Inventory Exchange Supervisor at Phillips 66 since 2000, and prior to joining Phillips 66 was at the CPA firm of Kilpatrick, Luster & Co., PLLC.

The Company has a separately designated Audit Committee consisting of Robert Lindman, Pamela Whitney and Hugh McDaniel. The Board of Directors has determined that Pamela Whitney is an "audit committee financial expert," as defined by SEC rules.


ITEM 10:  EXECUTIVE COMPENSATION

                        SUMMARY COMPENSATION TABLE

                            Annual Compensation

      Name and                                   Other Annual
 Principal Position   Year    Salary     Bonus   Compensation

Robert C. Harvey(1)   2004  $198,400       -           -
Chairman of the       2003  $180,000       -           -
 Board and Chief      2002  $180,000       -           -
 Executive Officer

Robert B. Gregor(2)   2004  $149,659       -         $676
Secretary and         2003  $121,899       -         $260
 Vice President       2002  $130,946       -         $283

(1) Mr. Harvey was employed by the Company as Chairman of the Board and Chief Executive Officer in November 1992.

(2)Mr. Gregor was employed by the Company as Vice President of Marketing and sales in January 1, 1999.


OPTION GRANTS AND EXERCISES

There were no options granted to the executive officers named in the Summary Compensation Table during 2004.

The purpose of the following table is to report the exercise of stock options by the executive officers named in the Summary Compensation Table during fiscal 2003 and the value of their unexercised stock options as of June 30, 2004.

                                AGGREGATE OPTION
                          EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                             Number of Shares          Value of Unexercised
                                          Underlying Unexercised       In-The-Money Options
                                        Options at Fiscal Year-End    at Fiscal Year-End(1)
                    Shares
                   Acquired     Value
      Name       On Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
Robert C. Harvey      -           -          -             -            $-            $-

Robert B. Gregor      -           -       10,000           -            $-            $-



(1) Value is based on the difference between the per share average bid and asked prices of the Company's Common Stock on June 30, 2004 ($.80 per share) and the exercise price of the options.
At June 30, 2004, all options were out-of-the-money.

EMPLOYMENT AGREEMENT

The Company had a four year employment agreement contract with Mr. Harvey, the Chairman and Chief Executive Officer of the Company, effective July 1, 2000. Under the agreement, Mr. Harvey is to receive annual compensation of $180,000, with annual adjustments of 5% yearly and any incentive bonus will be decided by the Board of Directors. A new contract with Mr. Harvey is presently being negotiated.

COMPENSATION OF DIRECTORS

All non-employee directors of the Company are paid $500 as an annual director's fee plus a fee of $200 per meeting attended in person or telephonically. Directors are also reimbursed for travel and lodging expenses as appropriate.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of June 30, 2004, concerning the beneficial ownership of the Company's common shares by each executive officer named in the Summary Compensation Table, each director, by all directors and officers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common shares.

Name of Individual
or Persons in Group            Number of Shares (a)     % of Class

Robert C. Harvey                      (b)   430,212          27.3%
Robert B. Gregor                      (c)   197,689          12.5%
Hugh McDaniel                                 5,100            .3%
Robert Lindman                                    0             0%
Pamela Whitney                                    0             0%
                                           --------         ------
All officers and Directors
as a Group (5 persons)                      633,001          40.1%
                                           ========         ======



(a) Unless otherwise noted, all shares shown are held by persons possessing sole voting and investments power with respect to such shares.

(b) Includes 60,190 held by Mr. Harvey's wife and children to which Mr. Harvey may be deemed to share voting and investment power, but as to which he disclaim beneficial ownership. In addition, 110,000 of the 430,212 share total listed in the table are shares that could be acquired upon the conversion of convertible subordinated debentures. In addition, 10,000 are held jointly by Mr. Harvey and his wife.

(c) Includes 8,125 held by Mr. Gregor's wife and children to which Mr. Gregor may be deemed to share voting an investment power, but as to which he disclaims beneficial ownership. In addition, 112,564 are held jointly by Mr. Gregor and his wife. Also, 35,000 of the 197,689 shares total listed in the table are shares that could be acquired upon exercise of an option and the conversion of convertible subordinated debentures.


                   EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding the Company's 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by shareholders on February 22, 1999. The Company has no equity compensation plans which have not been approved by shareholders.

                                                Number of
                                                securities
                                                remaining
                 Number of                    available for
               securities to                      future
                 be issued      Weighted-       issuances
               upon exercise     average       under equity
                     of          exercise      compensation
                outstanding      price of         plans
                  options,     outstanding      (excluding
                warrants and     options,       securities
                   rights      warrants and    reflected in
                                  rights      first column)

1999 Plan          10,000         $1.63          165,000


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended June 30, 2004 and 2003, amounts paid for non-audit compliance services to entities related to the Chief Executive Officer were $17,420 and $21,447 respectively.


ITEM 13:  EXHIBITIS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

The following documents are filed or incorporated by reference as part of this Form 10-KSB.

The following consolidated financial statements of Oakridge Holdings, Inc. and Subsidiaries, together with the Independent Auditors Report are filed in this report at Exhibit 13, F-1.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2004 and 2003

Consolidated Statements of Operations for Years Ended June 30, 2004 and
2003

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended June 30, 2004 and
2003

Notes to Consolidated Financial Statements

(a)  EXHIBITS:

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

10(c) Loan Documents for line of credit (3)

10(d) Subordinated Debenture Agreement (1)

10(e) Loan documents for Mortgage Note Payable (3)

10(h) Robert C. Harvey Employment Agreement (4)

13    Financial Statements

21    Subsidiaries of Registrant (2)

23    Consent of Independent Auditors

31    Rule 13a-14(a)/15d-14(a) Certifications

32    Section 1350 Certifications

(1)   Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1997.
(2)   Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1999.
(3)   Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1998.
(4)   Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 2001.

(b)   REPORTS ON FORM 8-K:

No reports of Form 8-K were filed during the quarter of the period covered by this report.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees for professional services rendered for the Company by WIPFLI LLP for the years ended June 30, 2004, and 2003, were:

                                2004                  2003

Audit Fees                   $47,485               $46,070
Audit Related Fees                 -                     -
Tax Fees                           -                     -
All Other Fees                     -                     -
                             -------               -------
     Total                   $47,485               $46,070
                             =======               =======

The Audit Fees for the years ended June 30, 2004, and 2003, were for professional services in connection with the audits of the consolidated financial statements of the Company and Securities and Exchange Commission quarterly (10-QSB) and yearly filings (10-KSB).

The de minimis exception was not used for any fees paid to WIPFLI LLP.

The Company's Audit Committee has considered whether the provision of the above services other than audit services is compatible with maintaining the independence of WIPFLI LLP.


PREAPPROVAL POLICIES AND PROCEDURES

Rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. All auditing services and non-audit services provided by WIPFLI LLP. must be preapproved by the Audit Committee. The non-audit services specified in
Section 10A(g) of the Securities Exchange Act of 1934 may not be provided by WIPFLI LLP.

In addition, the Company's Audit Committee has adopted policies and procedures pursuant to which audit, audit-related and tax services, and all permissible non-audit services, are pre-approved by category of service. The policies require the Audit Committee to be informed of each service, and the policies do not include any delegation of the Audit Committee's responsibilities to management.








                                Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 OAKRIDGE HOLDINGS, INC.


Dated: September 27, 2004        By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chairman Of the Board
                                 Of Directors

In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: September 27, 2004         By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 Director


Dated: September 27, 2004         By /s/ Robert B. Gregor
                                 Robert B. Gregor
                                 Secretary
                                 Director


Dated: September 27, 2004         By /s/ Hugh H. McDaniel
                                 Hugh H. McDaniel
                                 Director


Dated: September 27, 2004         By /s/ Robert Lindman
                                 Robert Lindman
                                 Director


Dated: September 27, 2004         By /s/ Pamela Whitney
                                 Pamela Whitney
                                 Director