Form 10QSB
period 2004-09-30
OAKRIDGE HOLDINGS INC
filed 2004-11-19
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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


                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


            For the quarter ended September 30, 2004


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2004 (unaudited) and June 30, 2004

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2004 and 2003 (unaudited)

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

SIGNATURES

CERTIFICATION




PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                September 30,2003   June 30,2003
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                  $322,791       $675,605
Receivables                             2,698,316      1,308,707
Inventories:
  Production                            3,427,270      4,489,797
  Cemetery and mausoleum space            585,261        588,935
  Markers, urns & flowers                  21,057         35,339
Deferred income taxes                     193,000        185,000
Refundable income taxes
Other current assets                      169,765        134,177
                                      -----------    -----------
Total current assets                    7,417,460      7,417,560
                                      -----------    -----------


Property, plant and equipment,          5,667,617      5,631,775
at cost
 Allowance for depreciation           (2,815,430)    (2,729,379)
                                      -----------    -----------
                                        2,852,187      2,902,396
                                      -----------    -----------
Other assets                               56,127         66,293
                                      -----------    -----------
                                      $10,325,774    $10,386,249
                                      ===========    ===========

             See accompanying notes to the condensed
                consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                September 30,2004   June 30,2004
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $2,125,000     $1,625,000
Accounts payable                        2,180,345      2,838,216
Deferred revenue                          911,759        908,874
Current maturities of long-             1,626,461      1,672,531
term debt
Other current liabilities                 658,080        497,840
                                      -----------    -----------
Total current liabilities               7,501,645      7,542,461
                                      -----------    -----------

Long-term debt                          1,053,252      1,053,252
                                      -----------    -----------

Total liabilities                       8,554,897      8,595,713
                                      -----------    -----------
STOCKHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                       2,172,126      2,172,126
Accumulated  deficit                    (401,249)      (381,590)
                                      -----------    -----------
                                        1,770,877      1,790,536
                                      -----------    -----------
                                      $10,325,774    $10,386,249
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

Three Months Ended September 30,             2004           2003
                                       __________     __________
Revenue, net:
  Cemetery                               $612,151       $576,536
  Aviation                              3,952,474      3,133,628
  Interest - Care Funds                    36,729         43,157
  Other                                     8,745          9,381
                                       ----------     ----------
    Total revenue                       4,610,099      3,762,702
                                       ----------     ----------
Operating expenses:
  Cost of aviation sales                3,642,573      2,879,102
  Cost of cemetery sales                  383,349        372,902
  Sales and marketing                     241,409        117,787
  General and administrative              307,205        278,592
                                       ----------     ----------
Total operating expenses                4,574,536      3,648,383
                                       ----------     ----------
Income from operations                     35,563        114,319

Interest expense                           63,222         69,318
                                       ----------     ----------
Income (loss) from continuing            (27,659)         45,001
operations before income taxes

Provision (benefit) for income            (8,000)         11,250
taxes
                                       ----------     ----------
Net income (loss)                        $(19,659)       $33,751
                                       ==========     ==========

Net income (loss) per common
share - basic                             $(.014)          $.021
                                       ==========     ==========
Weighted average number of              1,431,503      1,431,503
common shares outstanding -
basic
                                       ==========     ==========
Net income (loss) per common              $(.014)          $.024
shares - diluted
                                       ==========     ==========
Weighted average number of              1,431,503      2,042,380
common shares outstanding -
diluted
                                       ==========     ==========

                  See accompanying notes to the
           condensed consolidated financial statements







PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Three Months Ended September 30,                2004           2003
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                        $(19,659)        $33,751
  Adjustments to reconcile net income
(loss) to cash flows from operating
activities:
    Depreciation                              86,051         75,128
    Change in accounts receivable         (1,389,609)       507,395
    Change in inventories                  1,080,483        567,507
    Change in deferred income taxes           (8,000)        10,250
    Change in other assets                  (25,422)      (132,245)
    Change in accounts payable             (657,871)      (391,006)
    Change in accrued liabilities           163,125        (56,664)
                                          ----------     ----------
Net cash from (used in) operating           (770,902)       614,116
activities
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment       (35,842)      (110,564)
                                          ----------     ----------
Net cash from investing activities          (35,842)      (110,564)
                                          ----------     ----------
Cash flows from financing activities:
  Repayment on long-term debt               (46,070)       (40,094)
  Repayment on short-term borrowing               -       (206,414)
  Proceeds from short-term borrowing         500,000              -
                                          ----------     ----------
Net cash from financing activities          453,930       (246,508)
                                          ----------     ----------
Net increase (decrease) in cash:            (352,814)       257,044

Cash at beginning of period                  675,605        457,410
                                          ----------     ----------
Cash at end of period                       $322,791       $714,454
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. Operating results for the three-month period ended September 30, 2004 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include but are not limited to accounts receivable, depreciation and accruals. Actual results could differ from those estimates.


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


Three Months Ended September 30,                 2004        2003


Income (loss) from continuing               $(19,659)     $33,751
operations

Average shares of common stock              1,431,503   1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be issued   Anti-dilutive     610,877
assuming exercise of stock options,
and conversion of convertible
debentures

Additional income from continuing       Anti-dilutive      $9,207
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive effect      1,431,503   2,042,380
of stock options and convertible
debentures

Basic earnings per common share from          $(.014)       $.024
continuing operations

Diluted earnings per common share from        $(.014)       $.021
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

The table below summarizes information about reported segments for the three months ended September 30:




THREE MONTHS ENDED
SEPTEMBER 30, 2003:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $3,133,628    $619,693       $2,573

Depreciation                      44,700      30,428            -

Gross Margin                     254,526     246,791        2,573

Selling Expenses                  75,605      42,182            -

General & Administrative          43,584     143,917       91,091
Expenses

Interest Expense                  45,825      (6,157)      23,399

Income (loss) before Taxes        89,512      67,406    (111,917)

Capital Expenditures               4,622     105,942            -

Segment assets:
Inventory                      3,667,368     628,270            -
Property, Plant &              1,798,384   1,087,579            -
Equipment
Other Assets                           -           -       55,863




THREE MONTHS ENDED
SEPTEMBER 30, 2004:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $3,961,198    $648,880          $21

Depreciation                      47,860      37,783          408

Gross Margin                    318,625      265,531           21

Selling Expenses                 194,813      46,596            -

General & Administrative          54,082     141,225      111,898
Expenses

Interest Expense                  37,041         310       25,871

Income (loss) before taxes        32,689      77,400    (137,748)

Capital Expenditures               5,399      29,665            -

Segment assets:
Inventory                      3,427,270     606,318            -
Property, Plant &              1,755,902   1,092,071        3,588
Equipment
Other Assets                           -           -       56,127




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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company for the first three months of fiscal year 2005 had a decrease in cash of $352,814 compared to a cash increase in the same period in fiscal year 2004 of $257,044. As of September 30, 2004, the Company held cash and cash equivalents of $322,791.

During the three month period ended September 30, 2004, the Company recorded a net loss of $19,659. The Company's net cash used by operating activities was $770,902 in the first three months of fiscal year 2005 compared to net cash provided by operating activities of $614,116 in the same period in fiscal year 2004. The increase in net cash used by operating activities was primarily due to the increase in accounts receivable and a decrease in accounts payable, which was offset by a decrease in inventories. Cash flows used in investing activities was $35,842 due to capital expenditures, and net cash from financing activities was $ 453,930 due to the borrowing of short term debt to finance accounts receivable. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had negative net working capital of $84,185 for the first three months of fiscal 2005, an increase of $40,716 since June 30, 2004. Current assets amounted to $7,417,460 and current liabilities were $7,501,645, resulting in a current ratio of .99 to 1, which represented a slight change from June 30, 2004. Long-term debt was $1,053,252 and equity was $1,770,877 at September 30, 2004.

The Company's present working capital must improve slightly in order to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2005 were $35,842 compared with $110,564 for the same period in fiscal year 2004. These investments reflect the Company's continuing program to achieve business growth and to improve productivity and product quality in the aviation ground support equipment business, and new truck, and furniture and fixtures for the cemetery business. The Company anticipates that it will spend approximately $150,000 on capital expenditures during the next three quarters of fiscal year 2005. The Company will be able to finance these capital expenditures primarily with cash flow from operations.

The Company has available through a bank line of credit
$2,500,000. As of September 30, 2004 there was $2,125,000
outstanding under this facility.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2004, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2005.


RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2005 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2004

CEMETERY OPERATIONS

Cemetery revenue from operations increased $35,615 to $612,151, or 6%, over the prior comparable period revenue of $ 576,536.
The increase was primarily due to increased sales price.

The cemetery gross profit margin increased to 41% in first quarter of fiscal year 2005, or 1%, when compared to 40% for the corresponding period in fiscal year 2004. The increase is attributable to increased pricing of revenue accounts.

Interest from cemetery care funds decreased $6,428, or 15%, in the first quarter of fiscal year 2005. The decrease is attributable to lower rate of return on investments.

Selling expenses in relation to sales remained stable at 7% in comparison to prior comparable fiscal period.

General and administrative expenses decreased $2,692, or 2%, in the first quarter of fiscal year 2005. The decrease is primarily due to reduction in professional fees and travel expenses.

STINAR

Stinar revenue increased $818,846 to $3,952,474, or 26%, over the prior comparable period revenue of $3,133,628. The increase is primarily due to an increase in international sales.

Gross profit margin for the aviation ground support equipment business remained stable at 8% in first quarter of fiscal year
2005 in comparison to prior fiscal period.

Selling expenses for the aviation ground support equipment in first quarter of fiscal year 2005 in relation to sales increased 2% to 5%, over the prior comparable period of 3%. The increase can be attributed to increased international sales and cost of sales representation in foreign countries.

General and administrative expenses in the first quarter of fiscal year 2005 increased $10,498, or 24%, in comparison to the first quarter of fiscal year 2004. The increase is primarily due to the allocation of depreciation expense to general and administrative expense.

Interest expense in the first quarter of fiscal year 2005 was $37,041 or a decrease of $8,784 or 19% in comparison to the first quarter of fiscal year 2004 expense of $45,825. The decrease is primarily due to lower debt related to decreased inventories.

OAKRIDGE HOLDINGS, INC.

General and administrative expenses in the first quarter of fiscal year 2005 increased $20,807 or 23% in comparison to the first quarter of fiscal year 2004. The increase is primarily due to an increase in professional fees of $17,000, and board of directors fees of $5,994 related to the Sabarnes-Oxley Act 2002 and the regulations promulgated thereunder.

Interest expense in the first quarter of fiscal year 2005 was $25,871 or an increase of $2,472 or 11% in comparison to the first quarter of fiscal year 2004. The increase is primarily due to increased interest rates.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS


(a)  The following exhibits are filed as part of this Quarterly
Report on Form 10-QSB for the quarterly period ended September
30, 2004:

3(i) Amended and Restated Articles of Incorporation, as amended (1)

3(ii) Amended and Superseding By-Laws of the Company, as amended (1)

31        Rule 13a-14(a)/15d-14(a) Certifications

32        Section 1350 Certifications.

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


                                   Oakridge Holdings, Inc.

                                   /s/ Robert C. Harvey

                                   Robert C. Harvey
                                   Chief Executive Officer


Date:  November 19, 2004



                        INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION                             Filing

3(i) Amended and Restated Articles of        (incorporated by
     Incorporation of the Company                 reference)

3(ii) Amended and Superseding By-Laws        (incorporated by
     of the Company, as amended                   reference)

31   Rule 13a-14(a)/15d-14(a)           (filed electronically)
     Certifications

32   Section 1350 Certifications        (filed electronically)