Form 10QSB
period 2004-12-31
OAKRIDGE HOLDINGS INC
filed 2005-02-14
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
     {X}Yes  { }No


              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                           1,431,503

Transitional Small Business Disclosure Format (Check One):
{ )Yes {X}No


                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


            For the quarter ended December 31, 2004


                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               December 31, 2004 (unaudited) and June 30, 2004

          (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2004 and 2003 (unaudited) and six months ended December 31, 2004 and 2003 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2004 and 2003 (unaudited)

          (d)  Notes to Condensed Consolidated Financial
               Statements

ITEM 2.   Management's Discussion and Analysis or Plan of
          Operations

ITEM 3.   Disclosure Controls and Procedures


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds

ITEM 3.   Defaults Upon Senior Securities

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Other Information

ITEM 6.   Exhibits

SIGNATURES

CERTIFICATION
PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                 December 31,2004   June 30,2004
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                  $640,309       $675,605
Trade receivables                       2,086,509      1,308,707
Inventories:
  Production                            3,997,431      4,489,797
  Cemetery and mausoleum space            582,542        588,935
  Markers, urns & flowers                  19,019         35,339
Deferred income taxes                     122,000        185,000
Refundable income taxes                     6,000              -
Other current assets                      210,870        134,177
                                      -----------    -----------
Total current assets                    7,664,680      7,417,560
                                      -----------    -----------


Property, plant and equipment,          5,690,308      5,631,775
at cost
 Allowance for depreciation           (2,897,915)    (2,729,379)
                                      -----------    -----------
                                        2,792,393      2,902,396
                                      -----------    -----------
Cemetery perpetual care and             6,070,348              -
trust investments
                                      -----------    -----------

Other assets                               66,291         66,293
                                      -----------    -----------
                                      $16,593,712    $10,386,249
                                      ===========    ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                 December 31,2004   June 30,2004
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $1,825,000     $1,625,000
Accounts payable                        2,772,602      2,838,216
Deferred revenue                        1,069,171        908,874
Current maturities of long-             1,356,513      1,672,531
term debt
Other current liabilities                 435,919        497,840
                                      -----------    -----------
Total current liabilities               7,459,205      7,542,461
                                      -----------    -----------

Long-term debt                          1,290,599      1,053,252
                                      -----------    -----------
Non-controlling interest in             6,070,348              -
perpetual care and trust
investments
                                      -----------    -----------

STOCKHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                       2,172,126      2,172,126
Accumulated deficit                     (398,566)      (381,590)
                                      -----------    -----------
Total stockholders' equity              1,773,560      1,790,536
                                      -----------    -----------
                                      $16,593,712    $10,386,249
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             Three Months Ended September     Six Months Ended December 31,
                             30,

                                          2004          2003           2004            2003
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $441,693      $554,382     $1,053,844      $1,130,918
  Aviation                           3,246,447     3,062,990      7,198,921       6,196,618
  Interest-Care Funds                   30,558        38,902         67,287          82,059
  Other                                 38,470        12,548         47,215          15,121
                                    ----------    ----------     ----------      ----------
    Total revenue                    3,757,168     3,668,822      8,367,267       7,424,716
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of aviation sales             2,829,818             2      6,472,391       5,749,151
                                                    ,870,049
  Cost of cemetery sales               474,314       359,234        857,663         732,136
  Sales and marketing                   89,937        88,104        331,346         205,891
  General and administrative           275,286       237,501        582,491         516,093
                                    ----------    ----------     ----------      ----------
Total operating expenses             3,669,355     3,554,888      8,243,891       7,203,271
                                    ----------    ----------     ----------      ----------
Income (loss) from                      87,813       113,934        123,376         221,445
operations

Interest expense                        83,813        72,049        146,350         134,559
                                    ----------    ----------     ----------      ----------
Income (loss) before income              4,685        41,885       (22,974)          86,886
taxes

Provision for income taxes               2,000        18,515        (6,000)          29,765
                                    ----------    ----------     ----------      ----------
Net income (loss)                       $2,685       $23,370      $(16,974)         $57,121
                                    ==========    ==========     ==========      ==========

Net income (loss) per common
share - basic                            $.012         $.016        $(.012)           $.040
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,431,503     1,431,503      1,431,503       1,431,503
common shares outstanding -
basic
                                    ==========    ==========     ==========      ==========
Net income (loss) per common             $.012         $.016        $(.012)           $.037
shares - diluted
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,701,503     2,042,380   Antidilutive       2,042,380
common shares outstanding -
diluted
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements




PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Six Months Ended December 30,                   2004           2003
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                        $(16,974)        $57,121
  Adjustments to reconcile net income
(loss) to cash flows from operating
activities:
    Depreciation                             168,739        127,888
    Change in accounts receivable          (777,802)        153,753
    Change in inventories                    515,079      1,085,541
    Change in prepaid & other assets        (19,896)        131,788
    Change in accounts payable              (65,614)      (902,715)
    Change in accrued liabilities             98,376      (109,039)
                                          ----------     ----------
Net cash from (used) operating              (98,092)        537,102
activities
                                          ----------     ----------
Cash flows from (used) investing
activities:
  Purchase of property and equipment        (58,533)      (109,737)
                                          ----------     ----------
Net cash from (used) investing              (58,533)      (109,737)
activities
                                          ----------     ----------
Cash flows from financing activities:
  Change in long-term debt                   (8,856)       (87,885)
  Change in note payable - bank             (69,815)      (206,414)
  Proceeds from short term debt              200,000              -
                                          ----------     ----------
Net cash from financing activities           121,329      (294,299)
                                          ----------     ----------
Net increase (decrease) in cash:            (35,296)        133,066

Cash at beginning of period                  675,605        457,410
                                          ----------     ----------
Cash at end of period                       $640,309       $590,476
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. Operating results for the three-month and six-month period ended December 31, 2004 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


2.   ACCOUNTING PRINCIPLE CHANGE

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Fin 46), as revised "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. " This interpretation clarifies the circumstances in which certain entities that do no have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46 as of December 15, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company's pre-need and perpetual care trust funds. The investment of such trust funds have been reported at market value and the Company's future obligations to deliver merchandise and services have been reported as estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. No cumulative effect of an accounting change was recognized by the Company as a result of the implementation of FIN 46 will affect certain line items on the Company's statement of operations in future periods as described below; however, it will not affect cash flow, net income or the manner in which we recognize and report revenues.

Although FIN 46 requires consolidation of pre-need and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have the right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these trust funds that have been consolidated by the Company.

Both the pre-need trusts and the cemetery perpetual care trusts hold investments in marketable securities that have been classified as available- for-sale. The investments are reported at fair value, with unrealized gains and losses allocated to Non-controlling interests in trust investments in the Company's consolidated balance sheet.

After December 31, 2004, the Company will recognize realized income gains and losses (earnings) of the pre-need trusts and cemetery perpetual care trusts. The Company will recognize a corresponding expense equal to the realized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.

In the case of pre-need trusts, the Company will recognize as revenues amounts attributed to the non-controlling interest holders and the Company, including accumulated realized earnings, when the contracted services have been performed and merchandise delivered. In the case of cemetery perpetual care trusts, the Company will recognize investment earnings in cemetery revenues when such earnings are realized and distributable. Such earnings are intended to defray cemetery maintenance costs incurred by the Company.


3.   EARNINGS PER COMMON SHARE

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


Six Months Ended December 31,                 2004           2003


Income (loss) from continuing            $(16,974)        $57,121
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be        Antidilutive        610,877
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing     Antidilutive        $18,414
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive       Antidilutive      2,042,380
effect of stock options and
convertible debentures

Basic earnings per common share from       $(.012)          $.040
continuing operations

Diluted earnings per common share          $(.012)          $.037
from continuing operations



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

The tables below summarize information about reported segments for three months and six months ended December 31, 2004 and 2003:



SIX MONTHS ENDED
DECEMBER 31, 2004:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $7,227,386 $1,139,843        $38     $8,367,267

Depreciation          97,720     70,203        816        168,739

Gross Margin         754,995    278,643         38      1,033,676

Selling Expenses     260,062     71,284          -        331,346

General &            112,409    254,353    215,729        582,491
Administrative
Expenses

Interest Expense     100,638        363     45,349        146,350

Income (loss)        281,886   (43,820)  (261,040)       (22,974)
before Taxes

Capital               11,779     46,176        575         58,530
Expenditures

Segment assets:
Inventory          3,997,431    601,561          -      4,598,992
Property, Plant    1,712,422  1,076,365      3,606      2,792,393
& Equipment





THREE MONTHS ENDED
DECEMBER 31, 2004:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $3,266,188   $490,963        $17     $3,757,268

Depreciation          49,860     32,217        408         82,485

Gross Margin         436,370     13,112         17        449,499

Selling Expenses      65,249     24,688          -         89,937

General &             58,327    113,128    103,831        275,286
Administrative
Expenses

Interest Expense      63,597         53     19,480         83,130

Income (loss)        249,197  (121,220)  (123,292)          4,685
before Taxes

Capital                6,380     16,511        575         23,466
Expenditures




SIX MONTHS ENDED
DECEMBER 31, 2003:

                    Aviation Cemeteries  Corporate  Consolidation
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
Expenditures






ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATIONS

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company for the first six months of fiscal year 2005, had a decrease in cash of $35,296 compared to a cash increase in the same period in fiscal year 2004 of $133,066. As of December 31, 2004, the Company had no cash equivalents.

During the six month period ended December 31, 2004, the Company recorded a net loss after taxes of $16,974. The Company's net cash used operating activities was $98,092 in the first six months of fiscal year 2005 compared to net cash from operating activities of $537,102 in the same period in fiscal year 2004. The decrease in net cash from operating activities was primarily due to a decrease in accounts receivable at the end of the period. The decrease in accounts receivable was primarily due to the collections and timing. Cash flow used in investing activities was $58,533 due to capital expenditures, and net cash from financing activities was $121,329 due to increase of accounts receivable. The remaining increases and decreases in the components of the Company's financial position reflects normal operating activity except for the $65,614 decrease in accounts payable which resulted from the timing of payments.

The Company had working capital of $205,475 at December 31, 2004, an increase of $330,376 from June 30, 2004. The increase was primarily due to reduction of accounts payable and increase in accounts receivable. Current assets amounted to $7,664,680 and current liabilities were $7,459,205, resulting in a current ratio of 1.03 to 1, which represented an increase of .05 since June 30, 2004. Long-term debt was $1,290,599 and equity was $1,773,560 at December 31, 2004.

Capital expenditures for the first six months of fiscal year 2005 were $58,533 compared with $109,737 for the same period in fiscal year 2004. The investments reflect the Company's continuing program to reduce costs, and to improve productivity and product quality in the aviation ground support equipment business and the cemetery business. The Company anticipates that it will spend less than $125,000 on capital expenditures during the final two quarters of fiscal year 2005. The Company expects to be able to finance these capital expenditures primarily with cash flow from operations.

The Company has a bank line of credit for $2,500,000. As of December 31, 2004, there was $1,825,000 outstanding under this facility.

As indicated by the above, the Company expects its financial position and debt capacity will enable it to meet its current and future capital requirements.

INFLATION

Because of the relatively low levels of inflation experienced since July 1, 2004, inflation did not have a significant effect on the Company's results in the first six months of fiscal year
2005.

RESULTS OF OPERATIONS
FIRST SIX MONTHS OF FISCAL YEAR 2005
COMPARED WITH FIRST SIX MONTHS OF FISCAL YEAR 2004

Cemetery Operations:

Revenue for the six months ended December 31, 2004 was $1,139,843, or an decrease of $82,343 or 7%, when compared to the six months ended December 31, 2003. The decrease is primarily due to less at need sales of markers and a decrease in interments.

Cost of sales in relation to sales for the six months ended December 31, 2004 was $861,200, or an increase of $129,064, or 18%, compared to the six months ended December 31, 2003. The increase is primarily due increased cost of markers and inscriptions ($64,009) and grave liners ($45,667). The decrease in gross margins is caused by greater number of sellers of markers and inscriptions in the market place with funeral homes and headstone companies now selling directly to the consumer and in order to compete the Company has had to reduce its gross margins.

Gross profit for the six months ended December 31, 2004 was $278,643, or a decrease of $211,407, or 43%, when compared to the six months ended December 31, 2003. The decrease in gross profit was primarily due to higher employee benefits, salaries expense, and increase in pre-need sales recorded as deferred revenue until the service is performed.

Selling expense for the six months ended December 31, 2004 was $71,284, or a decrease of $6,370, or 8%, when compared to the six months ended December 31, 2003. The decrease was primarily due to pre-need sales commission earned and paid, but recorded as a prepaid commission because the sale will not been recognized until the service is performed.

General and administrative expenses for the six months ended December 31, 2004, were $254,353, or a decrease of $66,368 or 21%, when compared to the six months ended December 31, 2003. The decrease in fiscal year 2005 was primarily due to fewer employees, less temporary workers and no environmental costs. These changes occurred due to Robert Harvey assuming the duties of accountant and the Company no longer needed temporary workers to input data for the change in accounting software systems that occurred during fiscal year 2004.

Holding Operations:

Revenue for the six months ended December 31, 2004 is immaterial.

General and administrative expenses for the six months ended December 31, 2004 were $215,729, or a increase of $66,254, or 44%, when compared to the six months ended December 31, 2003 and there is no corporate allocation for Robert Harvey from Oakridge Holdings, Inc. due to his being the Chief Executive Officer and Chief Financial Officer of Stinar, HG Inc, and Oakridge Cemetery. The increase is primarily due to regulations promulgated under the Sarbanes-Oxley Act of 2004 that led professional fees, board of directors' fees and professional liability insurance increases.

Interest expense for the six months ended December 31, 2004 was $45,349, or an increase of $2,077 or 5%, when compared to the six months ended December 31, 2004. The increase is due to increased interest rate on bank debt when the debt was renewed.

Stinar Operations:

Revenues for the six months ended December 31, 2004 were $7,198,921, or an increase of $1,002,303, or 16%, when compared to the six months ended December 31, 2003. The increase is primarily due to increased international sales.

Cost of sales in relation to sales for the six months ended December 31, 2004, was 90%, or a decrease of 3%, when compared to the six months ended December 31, 2003. The increase in gross profit margin was due to increased parts sales and international sales.

Selling expenses for the fist six months ended December 31, 2004, were $260,062, or an increase of $131,825, or 103%, when compared to the six months ended December 31, 2003. The increase is primarily due to greater commissions paid to international agents due to the increased international sales.

General and administrative expenses for the six months ended December 31, 2004, were $112,409, or an increase of $31,584, or 39%, when compared to the six months ended December 31, 2003, with the corporate allocation taken in fiscal year 2004 is reversed. The increase was primarily due to the allocation of depreciation of $ 21,000 and office supplies of $8,000.

Other expenses, which consist of interest expense, for the six months ended December 31, 2004, were $110,638, or an increase of $9,869, or 11%, when compared to the six months ended December 31, 2003. The increase is due to timing of payments and greater interest rates for bank debt.


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2004
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2003

Cemetery Operations:

Revenues for the three months ended December 31, 2004 were $440,993, or a decrease of $111,630, or 20%, when compared to three months ended December 31, 2003. The decrease is primarily due to less at need sales of markers and a decrease in interments offset by an increase in pre-need sales which are not recognized as income until the services are performed.

Cost of sales for the three months ended December 31, 2004 was $477,851, or an increase of $118,617 or 24%, when compared to the three months ended December 31, 2003. The increase is primarily due to increased cost of markers and reduced gross margin earned ($34,913), grave liners (21,158), health insurance ($10,862), and repairs and maintenance of equipment ($40,000).

Gross profit for the three months ended December 31, 2004 was 3%, or a decrease of 37%, when compared to the three months ended
December 31, 2003.

The decrease is due to greater sales of pre-need interments, grave boxes and marker sales, which are not recorded as a sale until earned.

Selling expenses for the three months ended December 31, 2004 was $24,688, or a decrease of $10,784, or 30%, when compared to the three month period ended December 31, 2003. The decrease is primarily due to pre-need sales of interment, grave liners and markers.

General and administrative expenses for the three months ended December 31, 2004 were $113,128, or a decrease of $46,176, or 29%, when compared to the three months ended December 31, 2003. The decrease is primarily due to Robert Harvey managing the cemetery and now doing the accounting since the resignation of the Company's accountant and no environmental work being performed by outside contractors in the three months ended December 31, 2004.

Holding Operations:

Revenue for the three months ended December 31, 2004 is immaterial.

General and administrative expenses for the three months ended December 31, 2004 were $103,831, or an increase of $47,875, or 86%, when compared to the three months ended December 31, 2003, and the corporate allocation is reversed in fiscal year 2003.
The increase is primarily due to compliance with regulations promulgated under the Sarbanes-Oxley Act of 2002 that led professional fees to increase by $19,000, the annual shareholders meeting being held in December instead of January at a cost of $12,294, increased cost of directors fees of $1,500, increased directors liability insurance costs of $4,944 and increased officers unused vacation expense of $13,206.

Interest expense for the three months ended December 31, 2004 was $19,480, or a decrease of $393, or 1%, when compared to the three months ended December 31, 2003.

Stinar Operations:

Revenues for the three months ended December 31, 2004 were $3,266,188, or an increase of $200,870, or 7%, when compared to the three months ended December 31, 2003. The increase in revenue was primarily due to increased parts and repair sales.

Cost of sales for the three months ended December 31, 2004, was $2,829,818, or a decrease of $40,231, or 1%, when compared to the three months ended December 31, 2003. The decrease is primarily due to increased parts sales and markup on parts sales.

Gross profit for the three months ended December 31, 2004 was $436,370, or an increase of $241,101, or 123%, when compared to the three month period ended December 31, 2003. The gross profit margin was 13% in the second quarter of fiscal year 2005, or an increase of 6% when compared to the same fiscal period of fiscal year 2004. The increase was primarily due to increased parts and repair sales.

Selling expense for the three months ended December 31, 2004, was $65,249, or an increase of $12,617, or 24%, when compared to the three months ended December 31, 2003. The increase was primarily due to international sales and greater commissions paid to international agents.

General and administrative expenses for the three months ended December 31, 2004 were $58,327, or a decrease of $6,086, or 12%, when compared to the three months ended December 31, 2003 and there is no corporate allocation for Robert Harvey from Oakridge Holdings, Inc. due to his being the Chief Executive Officer and Chief Financial Officer of Stinar. The decrease is primarily due to decreased consulting fees in fiscal year 2004.

Interest expense for the three months ended December 31, 2004 was $63,597, or an increase of $18,653, or 42%, when compared to the three months ended December 31, 2003. The increase is attributable to higher debt levels with Ford Motor Credit.



ITEM 3. DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
          PROCEEDS

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 1,053,102 shares of common stock, or 74% of shares outstanding were represented at the annual meeting of shareholders on December 17, 2004 at Faegre & Benson LLP, 2200
Wells Fargo Center, 90 South Seventh Street, Minneapolis,
Minnesota.

Elected as directors of the Company, each receiving a minimum of 1,051,557 votes were:

   Robert C. Harvey    1,052,212
   Robert B. Gregor    1,052,212
   Hugh McDaniel       1,052,012
   Pamela Whitney      1,051,557
   Robert Lindman      1,053,102

Shareholders ratified the appointment of Wipfli, LLP as the independent auditors of the Company for 2005. The vote was 1,053,102 in favor; 2,900 against; and 1,010 abstaining.



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


Date:  February 14, 2005



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