Form 10QSB
period 2005-03-31
OAKRIDGE HOLDINGS INC
filed 2005-05-13
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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


              For the quarter ended March 31, 2005


                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               March 31, 2005 (unaudited) and June 30, 2004

          (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004
               (unaudited) and nine months ended March 31, 2005 and 2004 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2005 and 2004
               (unaudited)

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

SIGNATURES

CERTIFICATIONS






PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                    March 31,2005   June 30,2004
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                  $535,778       $675,605
Trade receivables                       2,177,048      1,308,707
Inventories:
  Production                            3,547,946      4,489,797
  Cemetery and mausoleum space            575,707        588,935
  Markers, urns & flowers                  33,660         35,339
Deferred income taxes                     122,000        185,000
Refundable income taxes                    10,000              -
Other current assets                      206,555        134,177
                                      -----------    -----------
Total current assets                    7,208,694      7,417,560
                                      -----------    -----------


Property, plant and equipment,          5,736,604      5,631,775
at cost
 Allowance for depreciation           (3,001,433)    (2,729,379)
                                      -----------    -----------
                                        2,735,171      2,902,396
                                      -----------    -----------
Cemetery perpetual care and             6,119,862              -
trust investments
                                      -----------    -----------

Other assets                               66,291         66,293
                                      -----------    -----------
Total assets                          $16,130,018    $10,386,249
                                      ===========    ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES
                                    March 31,2005   June 30,2004
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $2,075,000     $1,625,000
Accounts payable                        1,893,518      2,838,216
Deferred revenue                        1,125,832        908,874
Current maturities of long-             1,329,355      1,672,531
term debt
Other current liabilities                 539,236        497,840
                                      -----------    -----------
Total current liabilities               6,962,941      7,542,461
                                      -----------    -----------

Long-term debt                          1,276,481      1,053,252
                                      -----------    -----------
Non-controlling interest in             6,119,862              -
perpetual care and trust
investments
                                      -----------    -----------

SHAREHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                       2,172,126      2,172,126
Accumulated (deficit)                   (401,392)      (381,590)
                                      -----------    -----------
Total shareholders' equity              1,770,734      1,790,536
                                      -----------    -----------
Total liabilities and                 $16,130,018    $10,386,249
shareholders' equity
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Three Months Ended March 31,    Nine Months Ended March 31,

                                          2005          2004           2005            2003
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $581,187      $629,890     $1,635,031      $1,760,808
  Aviation                           3,865,522     2,973,678     11,064,443       9,170,296
  Interest-Care Funds                   26,024        44,896         93,311         126,955
  Other                                 13,340        22,708         60,555          37,829
                                    ----------    ----------     ----------      ----------
    Total revenue                    4,486,073     3,671,172     12,853,340      11,095,888
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of aviation sales             3,605,102     2,768,358     10,077,493       8,517,509
  Cost of cemetery sales               399,578       405,748      1,257,241       1,137,884
  Sales and marketing                  132,090       109,871        463,436         315,762
  General and administrative           288,801       276,189        871,292         792,282
                                    ----------    ----------     ----------      ----------
Total operating expenses             4,425,571     3,560,166     12,669,462      10,763,437
                                    ----------    ----------     ----------      ----------
Income from operations                  60,502       111,006        183,878         332,451

Other income & expense
  Other income                               -       110,328              -         110,328
  Interest expense                    (67,328)      (94,790)      (213,678)       (229,349)
                                    ----------    ----------     ----------      ----------
Total other income & expense          (67,328)        15,538      (213,678)       (119,021)
                                    ----------    ----------     ----------      ----------
Income (loss) before income            (6,826)       126,544       (29,800)         213,430
taxes

Provision for (benefit from)             4,000      (55,235)         10,000        (85,000)
income taxes
                                    ----------    ----------     ----------      ----------
Net income (loss)                     $(2,826)       $71,309      $(19,800)        $128,430
                                    ==========    ==========     ==========      ==========

Net income (loss) per common
share - basic                          $(.002)         $.050        $(.014)           $.090
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,431,503     1,431,503      1,431,503       1,431,503
common shares - basic
                                    ==========    ==========     ==========      ==========
Net income (loss) per common           $(.002)         $.047        $(.014)           $.090
shares - diluted
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,431,503     1,691,503      1,431,503       1,691,503
common shares - diluted
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements




PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Nine Months Ended March 31,                     2005           2004
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                        $(19,800)      $ 128,430
  Adjustments to reconcile net income
(loss) to cash flows from operating
activities:
    Depreciation                             272,054        194,341
    Change in accounts receivable          (868,341)        276,153
    Change in inventories                    956,758      1,375,001
    Change in deferred income taxes           63,000         48,000
    Change in taxes receivable              (10,000)              -
    Change in prepaid & other assets        (72,378)        141,226
    Change in accounts payable             (944,698)    (1,244,444)
    Change in accrued liabilities            258,354       (70,170)
                                          ----------     ----------
Net cash from (used) operating             (365,051)        848,537
activities
                                          ----------     ----------
Cash flows from (used) investing
activities:
  Purchase of property and equipment       (104,829)      (203,416)
                                          ----------     ----------
Net cash used investing activities         (104,829)      (203,416)
                                          ----------     ----------
Cash flows from financing activities:
  Change in long-term debt                 (119,947)      (264,810)
  Change in note payable - bank                    -      (216,673)
  Proceeds from short term debt              450,000              -
                                          ----------     ----------
Net cash from (used) financing               330,053      (481,483)
activities
                                          ----------     ----------
Net increase (decrease) in cash:           (139,827)        163,638

Cash at beginning of period                  675,605        457,410
                                          ----------     ----------
Cash at end of period                       $535,778       $621,048
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2004. Operating results for the three month and nine-month period ended March 31, 2005 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


2.   ACCOUNTING PRINCIPLE CHANGE

The Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46R (Fin No 46R), as revised "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (ARB) No. 51. " This interpretation clarifies the circumstances in which certain entities that do not have equity investors with a controlling financial interest must be consolidated by its sponsor. The Company implemented FIN 46R as of December 15, 2004, which resulted, for financial reporting purposes, in the consolidation of the Company's preneed and perpetual care trust funds. The investment of such trust funds have been reported at market value and the Company's future obligations to deliver merchandise and services have been reported as estimated settlement amounts. The Company has also recognized the non-controlling financial interests of third parties in the trust funds. No cumulative effect of an accounting change was recognized by the Company as a result of the implementation of FIN 46R will affect certain line items on the Company's statement of operations in future periods as described below; however, it will not affect cash flow, net income or the manner in which we recognize and report revenues.

Although FIN 46R requires consolidation of preneed and perpetual care trusts, it does not change the legal relationships among the trusts, the Company and its customers are the legal beneficiaries. In the case of perpetual care trusts, the Company does not have the right to access the corpus in the perpetual care trusts. For these reasons, the Company has recognized non-controlling interests in our financial statements to reflect third party interests in these trust funds that have been consolidated by the Company.

Both the preneed trusts and the cemetery perpetual care trusts hold investments in marketable securities that have been classified as available- for-sale. The investments are reported at fair value, with unrealized gains and losses allocated to non-controlling interests in trust investments in the Company's consolidated balance sheet.

After December 31, 2004, the Company will recognize realized income gains and losses of the preneed trusts and cemetery perpetual care trusts. The Company will recognize a corresponding expense equal to the realized earnings of these trusts attributable to the non-controlling interest holders. When such earnings attributable to the Company have not been earned through the performance of services or delivery of merchandise, the Company will record such earnings as deferred revenue.

In the case of preneed trusts, the Company will recognize as revenues amounts attributed to the non-controlling interest holders and the Company, including accumulated realized earnings, when the contracted services have been performed and merchandise delivered. In the case of cemetery perpetual care trusts, the Company will recognize investment earnings in cemetery revenues when such earnings are realized and distributable. Such earnings are intended to defray cemetery maintenance costs incurred by the Company.


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


Nine Months Ended March 31,                   2005           2004


Income (loss) from continuing            $(19,800)       $128,430
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be        Antidilutive        260,000
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing     Antidilutive        $23,166
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive       Antidilutive      1,691,503
effect of stock options and
convertible debentures

Basic earnings (loss) per common           $(.014)          $.090
share from continuing operations

Diluted earnings (loss) per common         $(.014)          $.090
share from continuing operations



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

The table below summarizes information about reported segments for the three months and nine months ended March 31, 2005 and 2004:


NINE MONTHS ENDED
MARCH 31, 2005:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues         $11,102,200 $1,750,986       $152    $12,853,340

Depreciation         147,580    123,250      1,224        272,054

Gross Margin       1,024,707    489,575        152      1,514,434

Selling              336,724    126,712          -        463,436
Expenses

General &            187,073    381,052    303,167        871,292
Administrative
Expenses

Interest             152,167        722     60,789        213,678
Expense

Income (loss)        348,743   (14,739)  (363,804)       (29,800)
before Taxes

Capital               53,092     51,159        578        104,829
Expenditures

Assets             7,358,613  8,512,631    258,774     16,130,018





THREE MONTHS ENDED
MARCH 31, 2005:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $3,874,814   $611,143       $116     $4,486,073

Depreciation          49,860     53,047        408        103,315

Gross Margin         269,712    211,565        116        481,393

Selling Expenses      76,662     55,428          -        132,090

General &             74,664    126,699     87,438        288,801
Administrative
Expenses

Interest Expense      51,529        359     15,440         67,328

Income (loss)         66,857     29,081  (102,764)        (6,826)
before Taxes

Capital               41,313      4,983          -         46,296
Expenditures

Assets             7,358,613  8,512,631    258,774     16,130,018




NINE MONTHS ENDED
March 31, 2004:

                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $9,186,072 $1,908,708     $1,108    $11,095,888

Depreciation         106,958     91,283        100        198,341

Gross Margin         668,563    622,924      1,108      1,292,595

Selling Expenses     189,790    125,872          -        315,762

General &            172,906    473,971    145,405        792,282
Administrative
Expenses

Interest Expense     164,995        645     63,709        229,349

Income (loss)        140,872    280,564  (208,006)        213,430
before Taxes

Capital               87,784    110,945      4,687        203,416
Expenditures

Assets             6,285,802  2,333,889    306,902      8,926,593




THREE MONTHS ENDED
MARCH 31, 2004:

                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $2,984,560   $686,522        $90     $2,781,503

Depreciation          36,117     34,236        100         70,453

Gross Margin         205,320    224,142         90        429,582

Selling Expenses      61,553     48,318          -        109,871

General &             62,081    153,250     60,858        276,189
Administrative
Expenses

Interest Expense      74,226        127     20,437         94,790

Income (loss)         18,342    189,407   (81,205)        126,544
before taxes

Capital               83,162      5,830          -         88,922
Expenditures

Assets             6,285,802  2,333,889    306,902      8,926,593


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

RECENT DEVELOPMENT

The Company was recently informed that its current bobtail agreement will not be renewed upon expiration in 2006. This contract currently accounts for approximately 60% of the revenues of Stinar operations.

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. The Company for the nine months of fiscal year 2005, had an decrease in cash of $139,827 compared to a cash increase in the same period in fiscal year 2004 of $163,638. As of March 31, 2005, the Company had no cash equivalents.

During the nine month period ended March 31, 2005, the Company recorded a net loss after taxes of $19,800. The Company's net cash used for operating activities was $365,051 in the first nine months of fiscal year 2005 compared to net cash from operating activities of $848,537 in the same period in fiscal year 2004. The decrease in net cash from operating activities was primarily due to a increase in accounts receivable and decrease in accounts payable at the end of the period. The increase in accounts receivable was primarily due to the shipping of equipment at the end of the period, and decrease in accounts payable was due to timing of payments. Cash flow used in investing activities was $104,829 due to capital expenditures, and net cash from financing activities was $330,053 due to advance from operating line of credit. The remaining increases and decreases in the components of the Company's financial position reflects normal operating activity.

The Company had working capital of $245,753 at March 31, 2005, an increase of $370,654 from June 30, 2004. The increase was primarily due to reduction of accounts payable and inventories and increase in accounts receivable. Current assets amounted to $7,208,694 and current liabilities were $6,962,941, resulting in a current ratio of 1.04 to 1, which represented an increase of ..05 since June 30, 2004. Long-term debt was $1,276,481 and equity was $1,770,734 at March 31, 2005.

Capital expenditures for the first nine months of fiscal year 2005 were $104,829 compared with $203,416 for the same period in fiscal year 2004. The decrease in investments reflects the Company's concern regarding the economic conditions of the aviation industry. Since September 2001, the airline industry has experienced a significant decrease in passenger miles flown. The Company does not expect a significant increase in passenger miles flown or number of flights in the short term and believes it has sufficient capacity to satisfy demand for its aviation ground support equipment products. The Company anticipates that it will spend less than $50,000 on capital expenditures during the final quarter of fiscal year 2005. The Company expects to finance these capital expenditures primarily with cash flow from operations.

The stock price ranged from $ 1.05 to $1.50 per share during the nine months of the Company's fiscal year 2005. The Company's book value per share at March 31, 2005 has $1.23 compared with $1.25 at June 30, 2004.

The Company has a bank line of credit for $2,500,000. As of March
31, 2005, there was $2,075,000 outstanding under this facility.

As indicated by the above, the Company expects its financial position and debt capacity should enable it to meet its current and future capital requirements.

INFLATION

Because of the relatively low levels of inflation experienced since March 31, 2004, inflation did not have a significant effect on the Company's results in the first nine months of fiscal year
2005.



RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL YEAR 2005
COMPARED WITH FIRST NINE MONTHS OF FISCAL YEAR 2004

Cemetery Operations:

Revenue for the nine months ended March 31, 2005 was $1,750,986, a decrease of $299,720, or 14%, when compared to the nine months ended March 31, 2004. The decrease is primarily due to decreased at-need interments, grave liners, land sales, and fiscal year 2004 reimbursement from the state of Illinois Leaking Underground Storage Tank Fund of $142,000 for the company being in full compliance with the Illinois Environmental Protection Agency.

Cost of sales for the nine months ended March 31, 2005 was $1,257,241, or an increase of $119,357, or 10%, compared to the nine months ended March 31, 2004. The increase is primarily due increased cost of general insurance ($66,000), markers ($17,000), grave boxes ($12,000) and vehicle expenses ($7,500).

Gross profit for the nine months ended March 31, 2005 was $489,575, or a decrease of $133,349, or 21%, when compared to the nine months ended March 31, 2004. The decrease in gross profit was primarily due to higher employee benefit, general insurance expenses, and increases in plus pre-need sales recorded as deferred revenue until the service is performed.

Selling expense for the nine months ended March 31, 2005 was $126,712, or an increase of $740, or less than 1%, when compared to the nine months ended March 31, 2004.

General and administrative expenses for the nine months ended March 31, 2005, were $381,052, or a decrease of $92,219 or 19%, when compared to the nine months ended March 31, 2004. The decrease in fiscal year 2005 was primarily due to no allocation of corporate costs ($58,349) and fewer employees and temporary workers ($34,569). These changes occurred due to Robert Harvey assuming the duties of accountant and general manager.

Holding Operations:

Revenue for the nine months ended March 31, 2005 is immaterial.

General and administrative expenses for the nine months ended March 31, 2005 were $303,167, or an increase of $157,762, or 108%, when compared to the nine months ended March 31, 2004. The increase is primarily due to no allocation of Robert Harvey salary expense to Oakridge Cemetery and Stinar operations, even though he is the Chief Executive Officer, Chief Financial Officer and Chief Operations Officer of both entities. Without this change, general and administrative expenses increased by $58,349 in fiscal year 2004 primarily due to an increase in board of directors fees ($3,000), professional fees ($12,235), professional liability insurance ($14,514), officer salary ($13,266), living expenses of Robert Harvey in Chicago ($8,848) and training expenses ($2,000). Most of the remaining increase relates to compliance with the new rules and regulations of the Sarbanes-Oxley Act of 2002.

Interest expense for the nine months ended March 31, 2005 was $60,789, or a decrease of $2,920 or 5%, when compared to the nine months ended March 31, 2004. The decrease is due to lower debt balances.

Stinar Operations:

Revenues for the nine months ended March 31, 2005 were $11,102,200, or an increase of $1,916,128, or 20%, when compared to the nine months ended March 31, 2004. The increase is primarily due to increased international sales, and sales increases in lavatory and water trucks (10), stairs (11), and hi-lifts (5) equipment. The only decrease was in equipment sales of tugs (31).

Cost of sales for the nine months ended March 31, 2005, was 89%, or a increase of 4%, when compared to the nine months ended March 31, 2004. The decrease in gross profit margin was due to lower sales price to compete in the international market, greater direct labor costs and related payroll cost due to the sale of hi-lifts (19%), health insurance increases due to larger payroll (51%), utilities increases (24%), and freight increases (113%) due to international shipping and insurance costs.

Selling expenses for the nine months ended March 31, 2005, were $336,724 or an increase of $146,934, or 77%, when compared to the nine months ended March 31, 2004. The increase is primarily due to greater commissions paid to international agents due to the increased international sales.

General and administrative expenses for the nine months ended March 31, 2005, were $187,073, or an increase of $14,167, or 8%, when compared to nine months ended March 31, 2004. The increase was primarily related to international sales letters of credit and bonds banking costs.

Other expenses, which consist of interest expense, for the nine months ended March 31, 2005, were $152,167, or a decrease of $12,828, or 7%, when compared to the nine months ended March 31, 2004. The decrease was primarily due to the management of inventory and timing of payables.




RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

Cemetery Operations:

Revenues for the three months ended March 31, 2005 were $611,143, or a decrease of $75,379, or 10%, when compared to three months ended March 31, 2004. The decrease is primarily due to less at need sales of grave liners, land sales and interments offset by an increase in pre-need sales which are not recognized as income until the services are performed.

Cost of sales for the three months ended March 31, 2005 was $399,578, or a decrease of $6,170 or 1%, when compared to the three months ended March 31, 2004. The decrease is primarily due to less expenditures related to grave liners and related products purchased from vendors.

Gross profit for the nine months ended March 31, 2005 was 34%, or an increase of 2%, when compared to the three months ended March 31, 2004. The increase is primarily due to price increases and cost of goods purchased remaining steady in comparison to prior period.

Selling expenses for the three months ended March 31, 2005 was $55,428, or an increase of $7,110, or 14%, when compared to the three month period ended March 31, 2004. The increase is primarily due to health insurance and training costs for new sales manager.

General and administrative expenses for the three months ended March 31, 2005 were $126,699 or a decrease of $26,551, or 17%, when compared to the three months ended March 31, 2004. The decrease is primarily due to no allocation of corporate expenses for general and administrative expenses.

Holding Operations:

Revenue for the three months ended March 31, 2005 is immaterial.

General and administrative expenses for the three months ended March 31, 2005 were $87,438, or an increase of $25,357, or 40%, when compared to the three months ended March 31, 2004. This increase was caused by no corporate allocation or expenses being allocated to Oakridge Cemetery and Stinar as was the case in fiscal year 2004. Without the corporate allocation and expenses, general and administrative expenses decreased $10,066 due the timing of the annual shareholder meeting.

Interest expense for the three months ended March 31, 2005 was $15,440, or a decrease of $4,997, or 24%, when compared to the three months ended March 31, 2004.

Stinar Operations:

Revenues for the three months ended March 31, 2005 were $3,865,522, or an increase of $890,254, or 30%, when compared to the three months ended March 31, 2004. The increase in revenue was primarily due to increased international sales and sales increases in lavatory and water trucks (5), stairs (4), and hi-lifts (4).

Cost of sales for the three months ended March 31, 2005, was $3,605,102, or an increase of $825,862, or 30%, when compared to the three months ended March 31, 2004. The increase is primarily due to increased international sales.

Gross profit for the three months ended March 31, 2005 was $269,712, or an increase of $64,392, or 32%, when compared to the three month period ended March 31, 2004. The gross profit margin was 7% in the third quarter of fiscal year 2005 and 2004.

Selling expense for the three months ended March 31, 2005, was $76,662, or an increase of $15,109, or 25%, when compared to the three months ended March 31, 2004. The increase was primarily due to international sales and greater commissions paid to international agents.

General and administrative expenses for the three months ended March 31, 2005 were $74,664, or an increase of $12,583, or 20%, when compared to the three months ended March 31, 2004. The increase is primarily due to increased bank fees of $30,363 for international letters of credit and bonds.

Interest expense for the three months ended March 31, 2005 was $51,529, or a decrease of $22,697, or 31%, when compared to the three months ended March 31, 2004. The decrease is primarily due to the management of inventory and timing of accounts payable.




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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS


The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ending December 31, 2003:

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


Date:  May 13, 2005



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