Form 10QSB
period 2005-09-30
OAKRIDGE HOLDINGS INC
filed 2005-11-14
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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


                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


            For the quarter ended September 30, 2005


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2005 (unaudited) and June 30, 2005

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2005 and 2004 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2005 and 2004 (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                September 30,2005   June 30,2005
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                  $744,100       $630,722
Receivables                             1,614,350      1,549,075
Inventories:
  Production                            3,410,522      4,836,900
  Cemetery and mausoleum space            566,695        570,468
  Markers, urns & flowers                  18,791         18,262
Deferred income taxes                     138,000        138,000
Other current assets                       91,420         92,480
                                      -----------    -----------
Total current assets                    6,583,908      7,835,907
                                      -----------    -----------


Property, plant and equipment,
at cost                                 5,805,045      5,777,485
 Allowance for depreciation             3,156,082      3,066,722
                                      -----------    -----------
                                        2,648,963      2,710,763
                                      -----------    -----------
Cemetery perpetual care trusts          4,631,445      4,629,614
                                      -----------    -----------
Preneed trust investments               1,603,909      1,571,461
                                      -----------    -----------
Other assets                               68,355         68,355
                                      -----------    -----------
                                      $15,536,580    $16,816,100
                                      ===========    ===========

             See accompanying notes to the condensed
                consolidated financial statements






PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                September 30,2005   June 30,2005
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $1,275,000       $975,000
Accounts payable                        2,342,156      3,719,830
Deferred revenue                          992,347        991,759
Other current liabilities                 451,361        593,477
Current maturities of long-
term debt                                 667,563        147,991
                                      -----------    -----------
Total current liabilities               5,728,427      6,428,057
                                      -----------    -----------

Long-term debt                          1,869,590      2,422,523
                                      -----------    -----------

Non controlling interest in
perpetual care and trust
investments                             6,235,354      6,201,075
                                      -----------    -----------
STOCKHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated  deficit                    (468,917)      (407,681)
                                      -----------    -----------
                                        1,703,209      1,764,445
                                      -----------    -----------
                                      $15,536,580    $16,816,100
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

Three Months Ended September 30,             2005           2004
                                       __________     __________
Revenue, net:
  Cemetery                               $643,398       $612,151
  Aviation                              3,228,128      3,952,474
  Interest - Care Funds                    28,469         36,729
  Other                                     5,029          8,745
                                       ----------     ----------
    Total revenue                       3,905,024      4,610,099
                                       ----------     ----------
Operating expenses:
  Cost of aviation sales                3,104,612      3,642,573
  Cost of cemetery sales                  412,468        383,349
  Sales and marketing                     118,900        241,409
  General and administrative              303,083        307,205
                                       ----------     ----------
Total operating expenses                3,939,063      4,574,536
                                       ----------     ----------
Income (loss) from operations            (34,039)         35,563

Interest expense                           66,197         63,222
                                       ----------     ----------
Income (loss) from continuing           (100,236)       (27,659)
operations before income taxes

Provision (benefit) for income           (39,000)        (8,000)
taxes
                                       ----------     ----------
Net income (loss)                        $(61,236)      $(19,659)
                                       ==========     ==========

Net income (loss) per common
share - basic                             $(.043)        $(.014)
                                       ==========     ==========
Weighted average number of              1,431,503      1,431,503
common shares outstanding -
basic
                                       ==========     ==========
Net income (loss) per common              $(.043)        $(.014)
shares - diluted
                                       ==========     ==========
Weighted average number of              1,431,503      1,431,503
common shares outstanding -
diluted
                                       ==========     ==========

                  See accompanying notes to the
           condensed consolidated financial statements






PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Three Months Ended September 30,                2005           2004
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                        $(61,236)      $(19,659)
  Adjustments to reconcile net income
(loss) to cash flows from operating
activities:
    Depreciation                              89,360         86,051
    Change in accounts receivable            (65,275)    (1,389,609)
    Change in inventories                  1,429,592      1,080,483
    Change in other assets                     1,060       (25,422)
    Change in accounts payable           (1,377,674)      (657,871)
    Change in accrued liabilities         (141,528)        155,125
                                          ----------     ----------
Net cash from (used in) operating           (125,701)     (770,902))
activities
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment       (27,560)       (35,842)
                                          ----------     ----------
Net cash from investing activities          (27,560)       (35,842)
                                          ----------     ----------
Cash flows from financing activities:
  Repayment on long-term debt               (33,361)       (46,070)
  Repayment on short-term borrowing               -               -
  Proceeds from short-term borrowing         300,000        500,000
                                          ----------     ----------
Net cash from financing activities          266,639        453,930
                                          ----------     ----------
Net increase (decrease) in cash:              113,378      (352,814)

Cash at beginning of period                  630,722        675,605
                                          ----------     ----------
Cash at end of period                       $744,100       $322,791
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Operating results for the three-month period ended September 30, 2005 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


Three Months Ended September 30,             2005            2004


Income (loss) from continuing           $(61,236)       $(19,659)
operations

Average shares of common stock          1,431,503       1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be issued               Anti-dilutive
assuming exercise of stock options,
and conversion of convertible
debentures

Additional income from continuing                   Anti-dilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive effect  1,691,503       1,691,503
of stock options and convertible
debentures

Basic earnings per common share from      $(.043)         $(.014)
continuing operations

Diluted earnings per common share from              Anti-dilutive
continuing operations



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

The table below summarizes information about reported segments for the three months ended September 30, 2005 and 2004:




THREE MONTHS ENDED
SEPTEMBER 30, 2005:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $3,229,303    $675,709          $12

Depreciation                      49,860      39,000          500

Gross Margin                     124,691     230,930           12

Selling Expenses                  53,846      65,054            -

General & Administrative         104,908     156,195       59,980
Expenses

Interest Expense                  44,715            -      21,482

Income (loss) before Taxes      (78,778)      41,992     (63,450)

Capital Expenditures              20,588       5,643        1,329

Segment assets:
Inventory                      3,410,552     585,486            -
Property, Plant &              1,643,217     995,803        9,943
Equipment
Other Assets                       1,359           -       66,996




THREE MONTHS ENDED
SEPTEMBER 30, 2004:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $3,961,198    $648,880          $21

Depreciation                      47,860      37,783          408

Gross Margin                    318,625      265,531           21

Selling Expenses                 194,813      46,596            -

General & Administrative          54,082     141,225      111,898
Expenses

Interest Expense                  37,041         310       25,869

Income (loss) before taxes        32,689      77,400    (137,746)

Capital Expenditures               5,399      29,665            -

Segment assets:
Inventory                      3,427,270     606,318            -
Property, Plant &              1,755,902   1,092,071        3,588
Equipment
Other Assets                           -           -       56,127




ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Management's discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company's business and products, revenues, expenditures and operating and capital requirements. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for its future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially for those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; conditions in the industries in which the Company operates, particularly the airline industry; the Company's ability to win government contracts; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw material used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the cost and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flows from operations and the offering of its subordinated debentures. For the first three months of fiscal year 2006, the Company had an increase in cash of $113,378 compared to a cash decrease in the same period in fiscal year 2004 of $352,814. As of September 30, 2005, the Company held cash and cash equivalents of $744,100.During the three month period ended September 30, 2005, the Company recorded a net loss of $61,236. The Company's net cash used by operating activities was $125,701 in the first three months of fiscal year 2006 compared to net cash used by operating activities of $770,902 in the same period in fiscal year 2005. The decrease in net cash used by operating activities was primarily due to decreases in inventory, accrued liabilities, and accounts payable, which were partially offset by an increase in accounts receivable. Cash flows used in investing activities were $27,560 due to capital expenditures, and net cash from financing activities was $ 266,639 due to the borrowing of short term debt to finance operating requirements. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company continues to maintain a good financial position with working capital being $1,430,152 at September 30, 2005, an increase of $22,302 since June 30, 2005. At September 30, 2005, current assets amounted to $6,583,908 and current liabilities were $5,728,427, resulting in a current ratio of 1.15 to 1, which was a slight change from June 30, 2005. Long-term debt was $2,444,261 and equity was $1,703,209, at September 30, 2005.

The Company's present working capital must continue to improve in order to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2006 were $27,560, compared with $35,842 during the same period in fiscal year 2005. These investments reflect the Company's continuing program to achieve business growth and to improve productivity. The aviation ground support equipment business purchased new software at a cost of $20,581, the cemetery purchased a new air conditioner and computer server for the front office, and a new computer was purchased for Oakridge Holdings, Inc. The Company anticipates that it will spend approximately $300,000 on capital expenditures during the final three quarters of fiscal year 2006, most of the funds will be spent to repair the water leaks at the Oakridge cemetery mausoleum. The Company plans to finance these capital expenditures primarily by borrowing more long term debt.

The Company's book value per share at September 30, 2005 was $1.19, compared with $1.23 at June 30, 2005.

The Company has a $2,500,000 bank line of credit. As of September
30, 2005 there was $1,275,000 outstanding under this facility.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements. As additional resources are needed, the Company should be able to obtain funds readily and at competitive costs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2005, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2006.


RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2006 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2005

CEMETERY OPERATIONS

Cemetery revenue from operations increased $35,089 to $647,240, or 5% over the prior year comparable period revenue of $ 612,151.
The increase was primarily due to increased sales of markers.

The cemetery gross profit margin decreased to 36% in the first quarter of fiscal year 2006, or a decrease of 1%, when compared to the corresponding period in fiscal year 2005. The decrease is attributable to increased pricing of vendor supplied goods.

Interest income from cemetery care funds decreased $8,260, or 22%, in the first quarter of fiscal year 2006 when compared to the corresponding period in fiscal year 2005.

Selling expenses in relation to sales increased to 10%, or an increase of 3% in comparison to the prior year comparable period.
The increase is due to increase in pre-need sales.

General and administrative expenses increased $14,970, or 11%, in the first quarter of fiscal year 2006 in comparison to the prior year comparable period. The increase is primarily due to the allocation of audit fees for fiscal year 2005 of $20,000, the allocation of $18,000 of salary of Robert C. Harvey who functions as CEO/CFO of both the cemetery and Stinar, and legal fees of $17,000. In the past all of these expenses were recorded by Oakridge Holdings, Inc.

STINAR

Stinar revenue decreased $724,346 to $3,228,128, or 18% over the prior year comparable period revenue of $3,952,474. The decrease is primarily due to a decrease in United States sales.

Gross profit margin for the aviation ground support equipment business decreased to 4% in the first quarter of fiscal year 2006, or a decrease of 4% when compared to the corresponding period in fiscal year 2005. The decrease is primarily due to the decrease in sales and workman's compensation insurance audit.

Selling expenses for the aviation ground support equipment business in the first quarter of fiscal year 2006 in relation to sales remained stable at 5% in comparison to the prior year comparable period.

General and administrative expenses in the first quarter of fiscal year 2006 increased $50,826, or 94% in comparison to the first quarter of fiscal year 2005. The increase is primarily due to the allocation of audit expense of $20,000 and the allocation of $18,000 of Robert C. Harvey's salary to general and administrative, whereby in the past years all expenses where allocated to the Oakridge Holdings, Inc.

Interest expense in the first quarter of fiscal year 2006 was $44,715, or a increase of $7,674, or 21%, in comparison to the first quarter of fiscal year 2005. The increase is primarily due to increased chassis inventories, caused by having to order additional chassis inventory due to Ford Motor ceasing production for four months.

OAKRIDGE HOLDINGS, INC.

General and administrative expenses in the first quarter of fiscal year 2006 decreased $51,918, or 47%, in comparison to the first quarter of fiscal year 2005. The decrease is primarily due to allocation of audit fees of $40,000, $36,000 of Robert C. Harvey's salary and legal fees of $17,000 to the proper subsidiary.

Interest expense in the first quarter of fiscal year 2006 was $21,482, or a decrease of $4,389, or 17%, in comparison to the first quarter of fiscal year 2005. The decrease is primarily due to decreased debt.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS


(a)  The following exhibits are filed as part of this Quarterly
Report on Form 10-QSB for the quarterly period ended September
30, 2005:

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


Date:  November 10, 2005






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