Form 10QSB
period 2005-12-31
OAKRIDGE HOLDINGS INC
filed 2006-02-14
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). { )Yes {X}No

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                           1,431,503

Transitional Small Business Disclosure Format (Check One):
{ )Yes {X}No




                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


            For the quarter ended December 31, 2005


                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               December 31, 2005 (unaudited) and June 30, 2005

          (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2005 and 2004 (unaudited) and six months ended December 31, 2005 and 2004 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and 2004 (unaudited)

          (d)  Notes to Condensed Consolidated Financial
               Statements

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

ITEM 3.   Controls and Procedures


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 2-3. Not Applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders

ITEM 5.   Not Applicable

ITEM 6.   Exhibits

SIGNATURES






PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                 December 31,2005   June 30,2005
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                   455,175        630,722
Trade receivables                       1,704,542      1,549,075
Inventories:
  Production                            3,080,820      4,836,900
  Cemetery and mausoleum space            562,263        570,468
  Markers, urns & flowers                   8,706         18,262
Deferred income taxes                     156,000        138,000
Other current assets                      149,914         92,480
                                      -----------    -----------
Total current assets                    6,117,420      7,835,907
                                      -----------    -----------


Property, plant and equipment,
at cost                                 5,819,164      5,777,485
 Allowance for depreciation           (3,245,442)    (3,066,722)
                                      -----------    -----------
                                        2,573,722      2,710,763
                                      -----------    -----------
Cemetery perpetual care trusts          4,679,001      4,629,614
                                      -----------    -----------
Preneed trust investments               1,662,881      1,571,461
                                      -----------    -----------
Other assets                               50,000         68,355
                                      -----------    -----------
                                      $15,083,024    $16,816,100
                                      ===========    ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                 December 31,2005   June 30,2005
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $1,275,000       $975,000
Accounts payable                        1,775,778      3,719,830
Deferred revenue                          937,876        991,759
Current maturities of long-             1,074,042        147,991
term debt
Other current liabilities                 522,448        593,477
                                      -----------    -----------
Total current liabilities               5,585,144      6,428,057
                                      -----------    -----------

Long-term debt                          1,432,607      2,422,523
                                      -----------    -----------
Non-controlling interest in             6,341,882      6,201,075
perpetual care and trust
investments
                                      -----------    -----------

STOCKHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                       2,172,126      2,172,126
Accumulated earnings (deficit)          (448,735)      (407,681)
                                      -----------    -----------
                                        1,723,391      1,764,445
                                      -----------    -----------
                                      $15,083,024    $16,816,100
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             Three Months Ended September     Six Months Ended December 31,
                             30,

                                          2005          2004           2005            2004
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $673,721      $441,693     $1,317,119      $1,053,844
  Aviation                           3,091,707     3,246,447      6,319,835       7,198,921
  Interest-Care Funds                   26,648        30,558         55,117          67,287
  Other                                 33,375        38,470         38,404          47,215
                                    ----------    ----------     ----------      ----------
    Total revenue                    3,825,451     3,757,168      7,730,475       8,367,267
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of aviation sales             2,855,912     2,829,818      5,960,524       6,472,391
  Cost of cemetery sales               444,217       474,314        856,685         857,663
  Sales and marketing                  114,683        89,937        233,583         331,346
  General and administrative           257,583       275,286        560,666         582,491
                                    ----------    ----------     ----------      ----------
Total operating expenses             3,672,395     3,669,355      7,611,458       8,243,891
                                    ----------    ----------     ----------      ----------
Income (loss) from                     153,056        87,813        119,017         123,376
operations

Interest expense                       111,874        83,813        178,071         146,350
                                    ----------    ----------     ----------      ----------
Income (loss) before income             41,182         4,685       (59,054)        (22,974)
taxes

Provision for income taxes            (21,000)       (2,000)         18,000           6,000
                                    ----------    ----------     ----------      ----------
Net income (loss)                      $20,182        $2,685      $(41,054)       $(16,974)
                                    ==========    ==========     ==========      ==========

Net income (loss) per common
share - basic                            $.014         $.012        $(.029)         $(.012)
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,431,503     1,431,503      1,431,503       1,431,503
common shares outstanding -
basic
                                    ==========    ==========     ==========      ==========
Net income (loss) per common             $.012         $.012        $(.029)         $(.012)
shares - diluted
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,691,503     1,701,503   Antidilutive    Antidilutive
common shares outstanding -
diluted
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements




PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Six Months Ended December 30,                   2005           2004
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                        $(41,054)      $(16,974)
  Adjustments to reconcile net income
to cash flows from operating
activities:
    Depreciation                             178,720        168,739
    Change in accounts receivable          (155,467)      (777,802)
    Change in inventories                  1,773,841        515,079
    Change in prepaid & other assets        (57,079)       (19,896)
    Change in accounts payable           (1,944,052)       (65,614)
    Change in accrued liabilities          (124,912)         98,376
                                          ----------     ----------
Net cash from (used) operating             (370,003)       (98,092)
activities
                                          ----------     ----------
Cash flows from investing activities:
  Purchase of property and equipment        (41,679)       (58,533)
                                          ----------     ----------
Net cash from investing activities          (41,679)       (58,533)
                                          ----------     ----------
Cash flows from financing activities:
  Change in long-term debt                  (63,865)        (8,856)
  Change in note payable bank                      -       (69,815)
  Proceeds from short term debt              300,000        200,000
                                          ----------     ----------
Net cash from financing activities           236,135        121,329
                                          ----------     ----------
Net increase (decrease) in cash:           (175,547)       (35,296)

Cash at beginning of period                  630,722        675,605
                                          ----------     ----------
Cash at end of period                       $455,175       $640,309
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                        OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Operating results for the six-month period ended December 31, 2005 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

Six Months Ended December 31,                 2005           2004


Income (loss) from continuing            $(41,054)      $(16,974)
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be        Antidilutive   Antidilutive
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing     Antidilutive   Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive       Antidilutive   Antidilutive
effect of stock options and
convertible debentures

Basic earnings (loss) per common           $(.029)        $(.012)
share from continuing operations

Diluted earnings (loss) per common         $(.029)        $(.012)
share from continuing operations



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

The table below summarizes information about reported segments for the three months and six months ended December 31, 2005 and 2004:


SIX MONTHS ENDED
DECEMBER 31, 2005:

                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $6,354,251 $1,376,198        $26     $7,730,475

Depreciation          99,720     78,000      1,000        178,720

Gross Margin         393,727    519,513         26        913,266

Selling Expenses     105,158    128,425          -        233,583

General &            170,839    276,696    113,131        560,666
Administrative
Expenses

Interest Expense     130,614        327     47,130        178,071

Income (loss)       (12,884)    114,065  (160,235)       (59,054)
before Taxes

Capital               23,308     17,042      1,329         41,679
Expenditures

Segment assets
at 12/31/05:
Inventory          3,080,820    570,969          -      3,651,789
Property, Plant    1,596,077    968,202      9,443      2,573,722
& Equipment



THREE MONTHS ENDED
DECEMBER 31, 2005:

                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $3,124,948   $700,489        $14     $3,825,451

Depreciation          49,860     39,000        500         89,360

Gross Margin         269,036    288,583         14        557,633

Selling Expenses      51,312     63,371          -        114,683

General &             83,931    120,501     53,151        257,583
Administrative
Expenses

Interest Expense      85,899        327     25,648        111,874

Income (loss)         65,894     72,073   (96,785)         41,182
before taxes

Capital                2,720     11,399          -
Expenditures                                               14,119





SIX MONTHS ENDED
DECEMBER 31, 2004:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $7,227,386 $1,139,843        $38     $8,367,267

Depreciation          97,720     70,000        816        168,536

Gross Margin         754,995    278,643         38      1,033,676

Selling Expenses     260,062     71,284          -        331,346

General &            112,409    254,353    215,729        582,491
Administrative
Expenses

Interest Expense     100,638        363     45,349        146,350

Income (loss)        281,886   (43,820)  (261,040)       (22,974)
before Taxes

Capital               11,779     46,176        575         58,530
Expenditures

Segment assets
at 12/31/04:
Inventory          3,997,431    601,561          -      4,598,992
Property, Plant    1,712,422  1,076,365      3,606      2,792,393
& Equipment





THREE MONTHS ENDED
DECEMBER 31, 2004:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $3,266,188   $490,063        $17     $3,757,268

Depreciation          49,860     32,217        408         82,485

Gross Margin         436,370     13,112         17        449,499

Selling Expenses      65,249     24,688          -         89,937

General &             58,327    113,128    103,831        275,286
Administrative
Expenses

Interest Expense      63,597         53     19,480         83,130

Income (loss)        249,197  (121,220)  (123,292)          4,685
before Taxes

Capital                6,380     16,511        575         23,466
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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. For the first six months of fiscal year 2006, the Company had a decrease in cash of $175,547 compared to a cash decrease in the same period in fiscal year 2004 of $35,296. As of December 31, 2005, the Company had no cash equivalents.

During the six month period ended December 31, 2005, the Company recorded a net loss after taxes of $41,054. The Company's net cash used in operating activities was $370,003 in the first six months of fiscal year 2006 compared to net cash used operating activities of $98,092 in the same period in fiscal year 2005. The increase in net cash used in operating activities was primarily due to a decrease in accounts payable. Cash flow used in investing activities was $41,679 due to capital expenditures, and net cash from financing activities was $236,135 due to proceeds from debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $532,276 at December 31, 2005, a decrease of $875,574 from June 30, 2005. The decrease was primarily due to reductions in inventories, accounts payable and debt becoming due. Current assets amounted to $6,117,420 and current liabilities were $5,585,144, resulting in a current ratio of 1.10 to 1, which represented a decrease of 0.12 since June 30, 2005. Long-term debt was $1,432,607 and equity was $1,723,391 at December 31, 2005.

Capital expenditures for the first six months of fiscal year 2006 were $41,679 compared with $58,533 for the same period in fiscal year 2005. The investments reflect the Company's upgrade of software and hardware in the aviation ground support equipment business and a new fence, signs and communication equipment for the cemetery business. The Company anticipates that it will spend approximately $300,000 on capital expenditures during the final two quarters of fiscal year 2006 on the cemetery mausoleum. The Company plans to finance these capital expenditures primarily with cash flow from operations and bank debt.

The Company has a bank line of credit for $2,500,000. As of December 31, 2005 there was $1,275,000 outstanding under this facility.

The Company believes that its financial position and debt capacity should enable it to meet its current and future capital requirements.


INFLATION

Because of the relatively low levels of inflation experienced during the first half of this fiscal year, and as of December 31, 2005, inflation did not have a significant effect on the Company's results in the first six months of fiscal year 2006.


RESULTS OF OPERATIONS
FIRST SIX MONTHS OF FISCAL YEAR 2006
COMPARED WITH FIRST SIX MONTHS OF FISCAL YEAR 2005

Cemetery Operations:

Revenue for the six months ended December 31, 2005 was $1,317,119, or an increase of $263,275 or 25%, when compared to the six months ended December 31, 2005. The increase is primarily due to increased at-need sales of cemetery lot sales ($93,991), markers ($136,192), and related foundations ($45,038) for the markers.

Cost of sales in relation to sales for the six months ended December 31, 2005 was $856,685, or a decrease of $4,515, or 0.5%, compared to the six months ended December 31, 2004. The decrease is primarily due decreased cost of repairs and maintenance ($30,000), and less seasonal employees and one less full time employee and related benefits ($84,000), which was offset by vendor costs, due to increased marker sales.

Gross profit for the six months ended December 31, 2005 was $519,513, or an increase of $240,870, or 86%, when compared to the six months ended December 31, 2004. The increase in gross profit was caused by increased sales, less employees and greater control of expenditures for repairs and maintenance, and having newer equipment which requires less repairs and maintenance.

Selling expenses for the six months ended December 31, 2005 were $128,425, or an increase of $57,141, or 80%, when compared to the six months ended December 31, 2004. The increase was due to increased sales of cemetery space and markers to both pre-need and at-need customers.

General and administrative expenses for the six months ended December 31, 2005, were $276,696, or an increase of $22,343 or 9%, when compared to the six months ended December 31, 2004. The increase in fiscal year 2006 was due to increased professional fees for audited financial statements and legal fees to defend a lawsuit.

Holding Operations:

Revenue for the six months ended December 31, 2005 was immaterial.

General and administrative expenses for the six months ended December 31, 2005 were $113,131, or a decrease of $102,598, or 40%, when compared to the six months ended December 31, 2005. The decrease is primarily due to the increase in allocation levels of Robert C. Harvey' salary ($72,000) to operating entities in which he is the Chief Executive Office and Chief Financial Officer, and the allocation of professional fees ($57,000) to the subsidiaries by which they were incurred.

Interest expense for the six months ended December 31, 2005 was $47,130, or an increase of $1,781 or 4%, when compared to the six months ended December 31, 2004. The increase is due to increased interest rate on bank debt when the debt was renewed.

Stinar Operations:

Revenues for the six months ended December 31, 2005 were $6,319,835, or a decrease of $878,930, or 12%, when compared to the six months ended December 31, 2004. The increase is primarily due to no longer having a repair contract with Northwest Airlines ($75,671) and less equipment sales both internationally and domestically ($903,000), partially offset by increased parts sales ($105,536).

Cost of sales as a percentage of sales for the six months ended
December 31, 2005, was 94%, or an increase of 4%, when compared to the six months ended December 31, 2004. The increase in cost of sales was primarily due to an 8% increase in the cost of raw materials and chassis as a percentage of sales.

Selling expenses for the fist six months ended December 31, 2005, were $105,158, or a decrease of $154,904, or 60%, when compared to the six months ended December 31, 2004. The decrease is primarily due to less commissions paid to international agents and in house salesman due to the decreased international and domestic sales.

General and administrative expenses for the six months ended December 31, 2005, were $170,839, or an increase of $58,430, or 52%, when compared to six months ended December 31, 2004. The increase was primarily due to bad debts ($7,000), bank charges ($10,000) due to international sales letter of credits and bid bonds, and more credit card sales, professional fees for audited financial statements ($20,000), and computer expenses ($5,000).

Other expenses, which consist of interest expense, for the six months ended December 31, 2004, were $130,614, or an increase of $19,976, or 18%, when compared to the six months ended December 31, 2004. The increase is due to greater chassis inventory on hand and greater interest rates for bank debt.


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2005
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2004

Cemetery Operations:

Revenues for the three months ended December 31, 2005 were $673,721, or an increase of $232,728, or 53%, when compared to the three months ended December 31, 2004. The increase is primarily due to increased sales of at-need cemetery lots ($90,548), markets and related foundation fees ($101,066) and interment fees ($49,389).

Cost of sales for the three months ended December 31, 2005 was $444,217, or a decrease of $33,634 or 7%, when compared to the three months ended December 31, 2004. The decrease is primarily due to a decrease in salary expense ($78,594) due to a decrease in seasonal employees and one less full time employee.

Gross profit for the three months ended December 31, 2005 was 34%, or an increase of 8%, when compared to the three months ended December 31, 2004. The increase is due to greater sales and is now comparable to prior years except for fiscal period 2004.

Selling expenses for the three months ended December 31, 2005 were $63,371, or an increase of $38,683, or 156%, when compared to the three month period ended December 31, 2004. The increase is due to greater at-need sales.

General and administrative expenses for the three months ended
December 31, 2005 were $120,501, or an increase of $7,373, or 7%, when compared to the three months ended December 31, 2004. The increase is primarily due to increased utilities and fuel costs.

Holding Operations:

Revenue for the three months ended December 31, 2005 is immaterial.

General and administrative expenses for the three months ended December 31, 2005 were $53,151, or a decrease of $50,680, or 49%, when compared to the three months ended December 31, 2004. The decrease is primarily due to allocation of audit fees to subsidiaries ($40,000), insurance expense ($6,000) and annual shareholders meeting expense ($2,500).

Interest expense for the three months ended December 31, 2005 was $25,648, or an increase of $6,168, or 32%, when compared to the three months ended December 31, 2004. The increase was due to greater interest rates on bank debt.

Stinar Operations:

Revenues for the three months ended December 31, 2005 were $3,091,707, or a decrease of $174,481, or 5%, when compared to the three months ended December 31, 2004. The decrease in revenue was primarily due not having a repair contract with Northwest airlines ($25,000), and less equipment sales ($134,807).

Cost of sales for the three months ended December 31, 2005, was $2,855,912, or an increase of $26,094, or 1%, when compared to the three months ended December 31, 2004. The increase was primarily due to increased utilities and fuel related expenses.

Gross profit for the three months ended December 31, 2005 was $235,795, or a decrease of $200,575, or 46%, when compared to the three month period ended December 31, 2004. The gross profit margin decreased in relation to sales by 6%, when compared to the three months ended December 31, 2004. The decrease was due to lower equipment sales and an increase in raw material and chassis costs, plus utilities and fuel expenses.

Selling expenses for the three months ended December 31, 2005, were $51,312, or a decrease of $13,937, or 22%, when compared to the three months ended December 31, 2004. The decrease was primarily due to less international and domestic sales.

General and administrative expenses for the three months ended December 31, 2005 were $83,931, or an increase of $25,604, or 44%, when compared to the three months ended December 31, 2004. The increase is primarily due to an increase in audit fees ($20,000).

Interest expense for the three months ended December 31, 2005 was $85,899, or an increase of $22,302, or 35%, when compared to the three months ended December 31, 2004. The increase is attributable to higher debt levels with Ford Motor Credit.


ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures ( as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 1,066,616 shares of common stock, or 75% of shares outstanding, were represented at the annual meeting of shareholders on December 12, 2005 at Faegre & Benson LLP, 2200 Wells Fargo Center, 90 South Seventh Street, Minneapolis, Minnesota.

Elected as directors of the Company, each receiving a minimum of 975,141 votes were:

     975,461        Robert C. Harvey
     975,461        Robert B. Gregor
     975,141        Hugh McDaniel
     975,141        Pamela Whitney
     975,141        Robert Lindman

In addition, the shareholders ratified the appointment of Wipfli, LLP as the independent auditors of the Company for 2006. The vote was 978,581 in favor; 4,556 against; and 83,480 abstaining.

ITEM 5.   OTHER INFORMATION

          Not applicable.


ITEM 6.   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ending December 31, 2005:

3(i) Amended and Restated Articles of Incorporation, as amended(1)

3(ii)Amended and Superseding By-Laws of the Company, as amended(1)

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


                                      Oakridge Holdings, Inc.

                                      /s/ Robert C. Harvey

                                      Robert C. Harvey
                                      Chief Executive Officer
                                      and Chief Financial Officer


Date:  February 13, 2006

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