Form 10KSB/A
period 2005-06-30
OAKRIDGE HOLDINGS INC
filed 2006-04-20
CIK 73605

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2005

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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. {X}

     The issuer's revenues for its fiscal year ended June 30, 2005 were $16,836,315.

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes{ } No{x}

     The aggregate market value of the voting stock held by non-affiliates on September 14, 2005, was approximately $1,674,859, based on the average of the bid and asked price of such stock.

     The number of shares outstanding of Registrant's only class of common equity on September 14, 2005, was 1,431,503.

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

                                 Part III

Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits
Item 14.  Principal Accountant Fees and Services






















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

The Cemeteries that we operate are located outside of Chicago, Illinois. According to the United States Bureau of the Census, this area has a large population over age 50, which represents a principal target market for our pre-need sales program as well as at need sales.

We believe the sale of cemetery property to a family creates a relationship that builds heritage over time, as family members are buried in a plot or mausoleum and as other family members purchase additional cemetery property in order to be buried in the same cemetery.

On June 29, 1998, the Company acquired substantially all of the assets of Stinar Corporation, a Minnesota corporation. Stinar Corporation has been in business for 59 years and is an established international manufacturer and its products are used by the airline support equipment industry.

Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies, and airports. These products are sold and marketed through our own technically oriented sales staff as well as through independent distributors and sales representatives. Approximately 46% of Stinar's revenues in the year ended June 30, 2005 were generated by a bobtail contract with the U.S. military. This contract expires on May 30, 2006 and Stinar has been informed that it will not be renewed.

All references to years are to fiscal years ended June 30 unless otherwise stated.


                       CEMETERY OPERATIONS OVERVIEW

Through two wholly owned subsidiaries, Oakridge Cemetery (Hillside), Inc. and Glen Oak Cemetery, Inc., the Company operates two adjacent cemeteries near Hillside, Illinois. The cemetery operations are discussed on a consolidated basis and the Company makes no functional distinction between the two cemeteries, except where noted.

Together the cemeteries comprise 176.7 total acres of real estate, of which
12.8 acres are used for interior roads and other improvements. The remaining 163.9 acres contain 137,000 burial plots of which 30,964 are in inventory, with 975 niches and 3,190 crypts, of which 125 niches and 320 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 20 and 25 year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing internment services, burial plots and crypts, the Company sells cremation services and has a chapel.


                             CEMETERY INDUSTRY

Cemetery companies provide products and services to families in two principal areas: (i) disposition of remains, either through burial or cremation; and (ii) memorialization, generally through monuments, markers or inscriptions. The cemetery industry in the United States is characterized by the following fundamental attributes:

OVERVIEW. The United States death care industry is estimated to have generated approximately $15 billion of revenue in 2003, of which small family-owned businesses represent approximately 80%. During most of the 1990's, there was a trend of family-owned businesses consolidating with larger organizations. However, this trend slowed in the late 1990's and the industry continues to be characterized by a larger number of locally-owned, independent operations. There are approximately 10,500 cemeteries in the United States. The market share of a single cemetery in any community is a function of the name, reputation, and location of the cemetery although competitive pricing, professional service and attention, and well maintained location is important.

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

NEED FOR PRODUCTS AND SERVICES; INCREASING NUMBER OF DEATHS. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady pace over the long term as the baby boom generation becomes older. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase from approximately 2.4 million in 2003 to 2.6 million in 2010. Moreover, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population of 50 years of age is expected to increase from
76.1 million in 2000 to 97.1 million in 2010. The Company believes that the aging of the population is particularly important because it expands the Company's target market for pre-need services and merchandise as older persons, especially those over 50 years of age, are most likely to make pre-need cemetery arrangements.

PRE-NEED MARKETING. In addition to sales at the time of death or on an "at need" basis, death care products and services are being sold prior to the time of death or on a "pre-need" basis. We are actively marketing such products and services, which provide a backlog of future services.

DEMAND FOR CREMATION. In recent years, there has been a steady growth in the number of families in the United States that have chosen cremation as an alternative to tradional methods of burial. According to industry studies, cremations represent approximately 10% of the burial market in 1980, approximately 29% in 2003 and are projected at 40% for 2010. The trend toward cremations has been a significant concern because cremations have typically included few, if any, additional products and services other than cremation itself. In addition almost all funeral homes in the Chicago area now provide basic cremation services and they provide a full range of merchandise and services to families choosing cremation. This trend of increasing cremations is expected to continue into the future.

INDUSTRY CONSOLIDATION. The past decade witnessed a trend of family owned businesses consolidating with larger organizations. Primarily public companies sought to benefit from economies of scale, improved managerial control and effective strategic planning and greater financial resources.

IMPORTANCE OF TRADITION; BARRIERS TO ENTRY. We believe it is difficult for new competitors to enter existing markets successfully by opening new cemeteries. Entry into the cemetery market can be difficult due to several factors. Because families tend to return to the same cemetery for multiple generations to bury family members, it is difficult for new cemeteries to attract families. Additionally, mature markets, including the metropolitan area where our cemeteries are located, are served by an adequate number of existing cemeteries with sufficient land for additional plots, whereas land for new cemetery development is often scarce and expensive. Regulatory complexities and zoning restrictions also make entry into the cemetery market difficult. Also, development of a new cemetery usually requires a significant capital investment that takes several years to produce a return.


                        STINAR OPERATIONS OVERVIEW

Stinar provides products and services to the aviation industry in three principal areas: (i) sales of new equipment manufactured for maintaining, servicing and loading of airplanes; (ii) sales of parts for equipment sold in the past; and (iii) repair of equipment.

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

Stinar sells its products to airports, airlines, and government and military customers in the United States. Non-governmental domestic sales comprise approximately 25%, government and military sales approximately 61%, and international sales approximately 25% of Stinar's annual revenues. As discussed above, the future mix of Stinar revenues will be affected by the non-renewal of the bobtail contract which expires on May 30, 2006.

The Company purchases carbon steel, stainless steel, aluminum and chassis domestically. We do not use single source suppliers for the majority of our raw material purchases and believe supplies of raw material available in the market are adequate to meet our needs.

We are engaged in research and development activities directed primarily toward the improvement of existing products, the design of specialized products to meet specific customer needs and the development of new products and processes. A large part of our product development spending in the past has focused on the standardization of our product lines. With standardized products, we can minimize engineering content, improve inventory utilization, and reduce cost through value engineering.


                     AVIATION GROUND SUPPORT INDUSTRY

GOVERNMENT CONTRACTS

Contracts with the U.S. government are subject to special laws and regulations, noncompliance with which could result in various sanctions.

The aviation ground support industry internationally is characterized by the following fundamental attributes:

HIGHLY FRAGMENTED OWNERSHIP. A significant majority of aviation ground support equipment manufacturers consist of family-owned businesses. Management estimates that there are approximately 40 companies in the world that manufacture one or two products for the industry. Also, as a support industry, ground support equipment has few market drivers of its own. That is, the major determinants of ground support equipment market activity are to be found in the commercial aviation industry. Under these conditions, many suppliers have in-depth knowledge only of their own market niches and end-users may have difficulty finding a supplier with the right mix of products and services to fit their needs.

SIZE AND GROWTH TRENDS. The aviation ground support industry will be taking on the characteristics of a shrinking and declining industry over the next couple of years. Given the weakness of the three main indicators (aircraft movements, aircraft delivery rates, and airport construction/capacity improvement) of the industry's health, as well as the continuing decline in markets for import and export, the world market for purchases of new aviation ground support equipment is expected to decline drastically due to most airlines downsizing operations and most large domestic carriers filing for bankruptcy protection.

BARRIERS TO ENTRY. It is relatively difficult for new competitors to enter the field due to (i) high start-up costs, which effectively protect against small competitors entering the field, (ii) substantial expertise required in regards to manufacturing and engineering difficulties which makes it difficult to have the knowledge to compete, and (iii) market saturation which reduces the possibility of competitors gaining a meaningful foothold and network of manufacturing representatives. Moreover, airline companies are becoming increasingly selective about which companies they will allow to provide ground support equipment. Most airlines only purchase from vendors who have a history in the industry.


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


For the fiscal years ended June 30,         2005         2004

Revenues:
(1) Aviation                         $14,175,821  $12,110,222
(2) Cemetery                           2,660,494    2,429,014

Operating profit:
(1) Aviation                            $285,699     $226,841
(2) Cemetery                              84,139      182,313

Identifiable assets:
(1) Aviation                          $8,043,302   $7,623,593
(2) Cemetery                          10,792,765    2,643,340



                                REGULATION

CEMETERY OPERATIONS

The Company is regulated primarily on a state level with the state requiring licensing for cremations. The states regulate the sale of pre-need services and the administration of any resulting trusts. The laws are complex, are subject to interpretations by regulators, and are subject to change from time to time. Non-compliance with these regulations can result in fines or suspension of licenses required to sell pre-need services and merchandise.

The Company's operation must comply with federal legislation, including the laws administrated by the Occupational Safety and Health Administration, the Americans with Disabilities Act and the Federal Trade Commission ("FTC") regulations.

The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities.

The Company believes that it complies in all material respects with the provisions of the laws and regulations under which it operates. There are no material regulatory actions pending.


STINAR OPERATIONS

Stinar is required to comply with competitive bidding and other requirements in cases where it sells to local, state, and federal governmental customers. The costs and effects of complying with these requirements do not have a material impact on the financial results of the Company.

BOTH COMPANIES

The Company holds all governmental licenses necessary to carry on its business and all such licenses are current. Both segments are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the Unites States Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and similar state statutes require us to organize information about hazardous materials used or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities and local citizens.


                    COMPLIANCE WITH ENVIRONMENTAL LAWS

CEMETERY OPERATIONS.

In fiscal year 1995, the Company commissioned an engineering study of the Cemetery Operations for the purpose of determining the full extent of possible soil contamination related to suspected leaking underground storage tanks. As a result of this study, five underground fuel tanks were removed and the adjoining soil was removed and disposed by an independent contractor. A total of approximately $278,708 has been spent in prior years and 2004 for remediating conditions at the Cemetery Operations. In fiscal year 1997, the Company was notified by the Illinois Environmental Protection Agency ("Illinois EPA") that the environmental work conducted at the Cemetery Operations may not have been in full compliance with its guidelines. During 2004, the Company spent $34,172 in expenses for EPA consultants to submit a plan to the Illinois EPA for approval and seek reimbursement. The Company was able to file for reimbursement from the Leaking Underground Storage Tank Fund due to the work being completed and Illinois EPA giving its approval. Accordingly, the Company received $142,545 in 2004. The Company is not aware of any other environmental issues affecting the Cemetery Operations. No environmental expenditures have been capitalized.

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

PRE-NEED CEMETERY MERCHANDISE AND SERVICE TRUSTS. We are generally required under Illinois law to deposit a specified amount(generally 50% to 85% of selling price)into a merchandise and service trust fund for cemetery merchandise and services sold in pre-need sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are permitted to withdraw the trust principal and the accrued income when the merchandise is purchased, when the service is provided by us or when the contract is cancelled.

PERPETUAL CARE FUNDS. Under Illinois law, the Company is required to place a portion of all sales proceeds from cemetery lots, niches and crypts in a trust fund for perpetual care of the cemeteries. Pursuant to these laws, the Company deposits 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of mausoleum space into a perpetual care fund. The income from these perpetual care trusts provides the funds necessary to maintain cemetery property and memorials in perpetuity. The trust fund income is recognized, as earned, in the cemetery revenues.
While we are entitled to withdraw the income from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund and therefore, the principal balance is reflected on the Company's balance sheet.

                                COMPETITION

Competitive success in Oakridge's business segments includes price, service, location, quality and technological innovation. Competition is strong in all markets served.

CEMETERY OPERATIONS. The Cemetery Operations face competition with other cemeteries in Cook and DuPage Counties in Illinois. Competitive factors in the cemetery business are primarily predicated on location, convenience, service, and heritage. Decisions made by customers are only minimally influenced if at all, by pricing. But funeral directors are greatly influenced by pricing, due to the limited resources of some customers, and direct families to lower cost cemeteries. There are virtually no new entrants in the markets served by the Company as the cost of acquiring sufficient undeveloped land and establishing a market presence necessary to commence operations is prohibitive.

There has been increasing competition from providers specializing in specific services, such as cremations, who offer minimal services and low-end pricing. We also face competition from companies that market products and related information over the internet and funeral homes selling markers. We have felt relatively limited impact in our market from those competitors to date.

STINAR CORPORATION. The aviation ground support equipment business is extremely fragmented and diverse. The purchasers of the types of equipment manufactured by Stinar tend to be longstanding, repeat customers of the same manufacturers, with quality, reliability, pricing, warranties, after market service and delivery being the key factors cited by customers in selecting an aviation ground support equipment supplier. Accordingly, while the market for Stinar equipment is competitive, the Company believes that Stinar's reputation for quality and reliable equipment and the industry's familiarity with Stinar puts it on equal footing with its competitors. Major domestic competitors include Global Ground Support, LLC in catering equipment, Lift-A-Loft Corporation and NMC-Wollard in passenger stairs, Lift-A-Loft Corporation, NMC-Wollard and Phoenix Metal Products in lavatory and water carts, and Tesco Equipment Corporation, Lift-A-Loft corporation and NMC-Wollard in hi-lift equipment. International competitors include Mullaghan Engineering in catering equipment, and Accessair Systems, Inc. and Vestergaard Company, Inc. in water and lavatory carts.

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


                               INTERNATIONAL

Stinar's sales to customers outside the United States represented approximately 25% and 15% of the companies net sales in 2005 and 2004, respectively. Products are manufactured and marketed through the Company's sales department and sales representatives around the world. For additional information, see discussions of individual business segments included above; under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; and in Item 7, Financial Statements.


                         OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS. The Cemetery Operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to any understanding of Company's business.

STINAR CORPORATION. The Company believes that its business is highly dependent upon the profitability of its customers in the airline and air cargo markets, and United States government sales also expose Stinar to the cyclical nature of the airline industry. Profitability is affected by fluctuations in passenger and freight traffic, and volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. In addition the United States Air Force, a major purchaser of the Company's equipment, is dependent upon governmental funding approvals. Changes in significant raw material prices, such as steel and chassis, will continue to impact our results.

The diversity of Stinar's customer base and equipment lines does help mitigate these risks, as does the growing importance of marketing internationally, which provides Stinar with an additional customer base not influenced as greatly by U.S. economic conditions or U.S. politics. We will also focus on key risk factors when determining our overall strategy and making decisions for allocating capital. These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment.

The Company does not believe that the present overall rate of inflation will have a significant impact on the business segments in which it operates.

                                 EMPLOYEES

As of June 30, 2005, the Company had 75 full time and 15 part time or seasonal employees. Of these, the Company employed 53 full-time and 4 part-time employees in the aviation segment and 22 full-time and 11 part-time or seasonal employees in the cemeteries segment.

The cemetery segment employees are represented by local #1, of the Services Employees International Union, AFL-CIO, whose contract expires February 28, 2010.

A union does not represent the aviation segment employees and the Company considers its labor relations to be excellent.


                          REAL ESTATE DEVELOPMENT

APPLE VALLEY, CALIFORNIA RAW LAND

On May 22, 2000, the Company acquired 4.5 acres of unimproved land in Apple Valley, California in exchange for a partial settlement of the judgment against the former chairman of the board. The appraised value of the land was $140,000, with the Company contributing $37,527. At June 30, 2001 the market value of the land has written down $90,000, due to economic conditions. The land is presently listed for sale with a real estate broker.




ITEM 2: PROPERTIES.

The Company's executive office for Oakridge Holdings, Inc. is leased at 4810 120th Street West, Apple Valley, Minnesota, 55124.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Ave., Hillside, Illinois. The two cemeteries comprise 176.7 acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The cemeteries have two mausoleums, office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair to good shape with major work being required on the front steps and outside landing of the mausoleum due to water leaking into the mausoleum crypts from these areas and will require approximately $300,000 of repairs in the future. All other buildings are in fair shape and will require minimum repairs.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. This facility was purchased by Stinar in connection with the purchase of assets. The purchase of the Stinar facility was financed by the Seller pursuant to contracts for deed payable in monthly installments of $9,766 for seven years from the date of purchase, with a balloon payment of principal of $1,207,000 originally due on June 29, 2005. This property has been refinanced with the previous owners and now has a balloon payment due June 29, 2012. The condition of the manufacturing facility and office spaces is fair and will require minimum improvements in the foreseeable future at an estimated cost of $100,000.


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



                                  FISCAL YEAR
                            2005               2004
First Quarter          $ .85  -   .80       $ .38 -  .35
Second Quarter          1.10  -   .85         .70 -  .35
Third Quarter           1.25  -  1.05         .85 -  .65
Fourth Quarter          1.15  -  1.10        1.01 -  .72


As of September 15, 2005, there were 1,431,503 shares of Oakridge Holdings, Inc. Common Stock outstanding. The Common Stock shares outstanding are held by approximately 1,700 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 1,700 beneficial owners of the Common Stock.

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

                                FISCAL 2005

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

Stinar has a $2,500,000 line of credit to fund operations and capital expenditures. The line of credit will expire on December 5, 2005 and discussions with the bank indicate that it will likely be renewed to December 5, 2006. The Company was in compliance with all applicable covenants under the credit facility during fiscal 2005.

There are no expected changes in the number of full time, part time or seasonal employees employed by the cemetery operations. Stinar does anticipate laying off additional employees over time until economic conditions improve in the aviation industry.

The cemetery operations and Stinar have a new five-year plan for $1,500,000 in capital expenditures starting in fiscal year 2004.

The cemetery operations' capital expenditures will be approximately $1,000,000 under the five-year plan. The funds will be used for building improvements for the Oakridge cemetery mausoleum, increased inventory of niches and crypts in mausoleums and outdoors, computer software and hardware equipment and ground equipment. The expenditures for the mausoleum estimated at $300,000 will take during fiscal year 2006. The cemeteries' capital expenditures for fiscal year 2005 were $84,328, and were used for the following: $12,564 for software and hardware equipment, $64,500 for a truck and triple dump truck, $3,340 for a new hydro grass seeder, and $3,924 for signs, lot markers, miscellaneous shrubs and trees. The Company expects to spend approximately $500,000 in fiscal year 2006 on its cemetery operations for repairs on the front entrance of mausoleum, lawn movers and gators for the grounds, and carpet and remodeling of the front office.

Stinar's capital expenditures will be approximately $500,000 under the new five-year plan. The funds will be used for improvements of the manufacturing plant and office, plant and office equipment, and computer software and hardware. These expenditures will take place evenly over the five-year plan. Stinar's capital expenditures for fiscal year 2005 were $54,227, and were used for the following: $41,313 for a new heating and air-conditioning unit for the front office, $3,000 for land improvements, $7,380 for a jigsaw for production and $2,534 for software and hardware equipment. The Company expects to spend approximately $150,000 in fiscal year 2006 on its Stinar operations for a new roof on its shop and robotics for manufacturing new products outside the airline industry.


                       RESULTS OF OPERATIONS - 2005

CEMETERY OPERATIONS - 2005

     In fiscal year 2005, cemetery revenue increased $231,480, or 10%, in comparison to fiscal year 2004. Sales of markers increased $301,250, or 102% (due to training and hiring of new sales manager, hiring of new employee and competitive pricing), grave boxes or liners increased $60,733, or 24% (due to a sales price increase), interment fees increased $129,133, or 22% (due to a sales price increase), cremation fees increased $22,470, or 36% (due to increased case load), with decreases being cemetery plot sales which decreased $8,837, or 2% (due to an increase in cremations), overtime fees which decreased $32,155, or 23% (due to less weekend and holiday burials), mausoleum sales which decreased $7,548, or 26% (due to the economic environment), and miscellaneous income which decreased $157,198, or 90% (due to no one time environmental reimbursement from the leaking underground storage tank fund of Illinois).

In fiscal year 2005, cost of sales increased $234,825, or 16%, in comparison to fiscal year 2004. The increase was attributable to an increase in markers of $74,691, or 60%, and an increase in payroll and related benefits of $149,060, or 10%, with health insurance being the major cause.

Selling expenses increased $131,931, or 81%, over fiscal year 2004. The increase was attributable to an increase in commissions due to all sales, be it at-need or pre-need.

General and administrative expenses decreased $37,102, or 6%, in comparison to fiscal year 2004. The decrease was mostly attributable to Robert Harvey assuming the duties of the accountant in addition to continuing to serve as the CEO and President of the Company.

Interest income from the perpetual care land trust decreased $34,408, or 21%, in comparison to fiscal year 2004. The decrease was attributable to decreased interest rates.


STINAR OPERATIONS - 2005

In fiscal year 2005, revenue increased $2,065,599, or 17%, in comparison to fiscal year 2004. The increase was primarily due increased internationally sales. As discussed above, the Company's contract with the U.S. military, which accounted for 46% of Stinar's total revenue in fiscal 2005, is scheduled to expire on May 30, 2006 and will not be renewed.

Cost of goods sold in fiscal year 2005 was $13,066,088, or 92% of sales. The decrease of 2% compared to fiscal year 2004 was primarily due to the Company having greater sales and no rental costs being incurred for a paint booth (these costs were $15,000 in fiscal 2004), a decrease in general insurance of $73,545 due to higher deductibles, and a decrease in costs due to greater capacity in production.

Gross profit increased 2% in fiscal year 2005 in comparison to fiscal year 2004. This increase was consistent with the annual increases experienced since fiscal year 2003.

Selling expense increased $222,902, or 88%, for the fiscal year 2005. The increase can be attributed to increased sales prices, with the largest increase being sales commissions paid to international agents of $179,032. Other increases included inside commissions of $37,030 and traveling expenses of $28,963 to call on customers and hire international agents.

General and administrative expenses increased $93,623, or 37%, for the fiscal year 2005. The increase was primarily due the following: allocation of depreciation expense of $42,000, research and development expense of $20,000, bank charges for wire transfers and bid and performance bonds for international sales of $40,776 and real estate taxes of $11,751.

Interest expense increased $7,406, or 4%, for the fiscal year 2005. The increase is due to having a greater chassis inventory due to increased sales orders. Robert C. Harvey, the Company's CEO/CFO, guarantees the debt to Ford Motor Credit.


HOLDINGS OPERATIONS - 2005

Operation expenses in fiscal year 2005 decreased $33,062, or 20%, when compared to fiscal year 2004. The difference is calculated after the allocation of corporate expense of $100,000 to Stinar operations and $164,000 to Cemetery operations. Stinar operations were allocated $70,000 for the salary of Robert C. Harvey for his duties as CEO and CFO, and $30,000 for professional fees. Cemetery operations were allocated $84,000 for Robert C. Harvey for his duties as CEO and CFO, $45,000 for professional fees and $35,000 for related travel and living expenses. All other expense items remained constant, except for liability insurance for the board of directors which increased $19,008 and directors' fees which increased $4,500. The largest increase was in accounting fees which was necessary for the Company to remain in compliance with recently adopted regulations.


                       RESULTS OF OPERATIONS - 2004

CEMETERY OPERATIONS - 2004

In fiscal year 2004, cemetery revenue decreased $367,410, or 13%, in comparison to fiscal year 2003. Sales of markers decreased $172,547, or 37%, grave boxes decreased $115,076, or 31%, interment fees decreased $190,856, or 25%, and cremations decreased $34,914, or 36%. The decreases offset by an increase in perpetual care fund interest of $50,549, or 44%, and reimbursement from the Leaking Underground Storage Tank Fund of Illinois of $142,545.

In fiscal year 2004, cost of sales decreased $258,818, or 15%, in comparison to fiscal year 2003. The decrease was due to less sales of $377,959, or direct cost of purchases from vendors decreasing $191,957, or 44% for the purchase of markers, grave boxes and flowers. The primary increases were depreciation of $15,642, and employee ground wages of $68,371. All other expenses remained constant with fiscal year 2003 or decreased slightly.

Selling expenses decreased approximately $79,000, or 37%, over fiscal year 2003. The decrease was attributable to decreased commissions resulting from decreased sales. All other expenses remained constant with fiscal year 2003.

General and administrative expenses increased $97,752, or 17%, over fiscal year 2003. The increase was attributable to an increase in general and health insurance of $18,422, an increase in bad debts of $18,968, an increase in manager and office wages of $63,353, and an increase in environmental expenses of $34,172. The major increase was primarily due to one additional office staff, allocation of Robert Harvey's salary to manage operations, write off of bad debts and cleaning up of a past environmental problem. These increases were offset by decreases of $9,805 in collection fees, $10,388 in postage costs, and $20,853 in discounts taken for early payments to vendors.

Interest income from the perpetual care fund increased $10,549 in year 2004. The increase was attributable to greater interest rates.


STINAR OPERATIONS - 2004

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

Gross profit increased 3% in fiscal year 2004 in comparison to fiscal year 2003. The increase can be attributed to increased sales prices, service repair and maintenance revenue and greater use of capacity in the shop.

Selling expenses increased $38,393, or 18%, for fiscal year 2004. The increase is primarily due to higher commissions of $42,756, related payroll taxes of $10,905 and trade show expenses of $5,458, offset by a reduction in related travel expenses of $19,888. All other expenses remained constant with the prior years.

General and administrative expenses decreased $34,045, or 12%, for the fiscal year 2004 when compared to fiscal year 2003. The decrease was primarily due to the following: a $19,306 reduction in office staff due to having one less full time employee which was replaced with one part time employee, a $8,657 reduction in bad debts, a $10,242 reduction in conventions and meetings expense, and a $30,038 reduction in amortization expenses. These reductions where offset by the $51,068 increase in officers salary due to the allocation of Robert C. Harvey's salary. All other expense remained constant or decreased in comparison with the prior fiscal year.

Interest expense increased $2,981, or 2%, for the fiscal year 2004 when compared to fiscal year 2003. The increase is due to having a greater chassis inventory due to increased sales orders. Robert C. Harvey, the Company's CEO/CFO, guarantees debt to Ford Motor Credit.

HOLDINGS OPERATIONS - 2004

Operating expenses in fiscal year 2004 decreased $128,135, or 44%, when compared to fiscal year 2003. The difference is after the allocation of expenses of $60,000 of Robert C. Harvey's salary, $16,020 of audit fees, $10,236 of legal fees and $13,528 of travel expenses to the cemeteries, and $60,000 of Robert C. Harvey's salary and $10,000 of audit fees to Stinar Corporation. Robert C. Harvey serves as the President and Chief Operating Officer of the wholly owned subsidiaries. All other expenses remain constant with prior fiscal year 2003.

Interest expense in fiscal year 2004 decreased $22,546, or 21% in comparison to fiscal year 2003. The decrease is due to less debenture debt.


                        OBLIGATIONS AND COMMITMENTS

The following table summarizes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, as well as other financial commitments.




                                                         Payments By Period
                                                                                      After Five
                  Note        Total      2006        2007     2008     2009     2010       Years
Long-term Debt     (1)   $2,050,514  $147,991    $555,752  $92,629  $97,772  $51,869  $1,104,501

Subordinate
Debentures         (2)     $520,000         -    $520,000        -        -        -           -
                         ----------  --------   ---------  -------  -------  -------  ----------
Total Contractual
Cash Obligations         $2,570,514  $147,991  $1,075,752  $92,629  $97,772  $51,869  $1,104,501
                         ==========  ========  ==========  =======  =======  =======  ==========



  (1)  It is not our intention to pay all remaining amounts on our long term debt exclusively from cash flow from operations.  We expect to be able to refinance the debt well in advance of maturity dates. Any refinancing could result in additional interest and other costs depending on financial markets and our credit profile at the time of refinancing.

  (2)  We expect to be able to pay the debentures of $520,000 due in fiscal year
       2006 using cash flow from operations or by extending the related party debentures.



OFF-BALANCE SHEET ARRANGEMENTS

None.


ITEM 7:  FINANCIAL STATEMENTS.

The financial statements of the Company for the fiscal years ending June 30, 2005 and 2004, located at Exhibit 13, F-1, are incorporated herein.


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



ITEM 8B:  OTHER INFORMATION

None.





                                 PART III

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS.

Directors hold office for a one-year term or until their successors are duly elected and qualified. Each director of the Company has served continuously since the year indicated below, except for Hugh McDaniel who resigned on August 30, 2001, and then was re-elected to the Board of Directors on January 11, 2002. The age as of September 16, 2005 and principal occupation or employment of all directors and executive officers are set forth below.

Robert C. Harvey (54), has been a Director, Chairman of the Board, CEO/CFO of the Company and Stinar Corporation, Chief Executive Officer and
Chief Financial Officer of the Cemeteries and sole director of the two business segments since 1992.

Robert B. Gregor (54), Secretary and Director since 1993, Vice-President of Marketing and Sales at Stinar Corporation since 1999 and Officer of the two cemeteries since 1993.

Hugh H. McDaniel (65), Mr. McDaniel has been a residential real estate broker since 1973.

Robert Lindman (65) Mr. Lindman has been retired since 2000 and was previously the sole owner of Golden Triangle Forms Company for 30 years.

Pamela Whitney (52) Ms. Whitney is an Inventory Exchange Supervisor at Phillips 66 since 2000, and prior to joining Phillips 66 was at the CPA firm of Kilpatrick, Luster & Co., PLLC.

The Company has a separately designated Audit Committee consisting of Robert Lindman, Pamela Whitney and Hugh McDaniel. The Board of Directors has determined that Pamela Whitney is an "audit committee financial expert," as defined by SEC rules and is independent of management.

Section 16(a) of the Exchange Act requires that the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock file initial reports of ownership of the Company's Common Stock and changes in such ownership with the Securities and Exchange Commission. To the Company's knowledge based solely on a review of copies of forms submitted to the Company during and with respect to fiscal 2005 and on written representations from the Company's directors and executive officers, all required reports were filed on a timely basis during fiscal 2005.

The Company has not adopted a code of ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. The Company has not adopted such a code as all of these roles are performed by the Company's Chief Executive Officer who operates under the direct supervision of the Board of Directors and Audit Committee.


ITEM 10:  EXECUTIVE COMPENSATION

                        SUMMARY COMPENSATION TABLE

                            Annual Compensation

          Name and                                       Other Annual
     Principal Position       Year    Salary    Bonus  Compensation (3)

Robert C. Harvey (1)          2005  $220,738      -            -
Chairman of the               2004  $198,400      -            -
 Board and Chief              2003  $189,000      -            -
 Executive Officer

Robert B. Gregor (2)          2005  $185,956      -          $630
Secretary and                 2004  $149,659      -          $676
 Vice President               2003  $121,899      -          $260

(1) Mr. Harvey was employed by the Company as Chairman of the Board and Chief Executive Officer in November 1992.

(2) Mr. Gregor was employed by the Company as Vice President of Marketing and Sales in January 1, 1999.

(3) Consists of medical insurance payments.


                        OPTION GRANTS AND EXERCISES

There were no options granted to the executive officers named in the Summary Compensation Table during 2005.

The purpose of the following table is to report the exercise of stock options by the executive officers named in the Summary Compensation Table during fiscal 2005 and the value of their unexercised stock options as of June 30, 2005.


                                AGGREGATE OPTION
                          EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                             Number of Shares          Value of Unexercised
                                          Underlying Unexercised       In-The-Money Options
                                        Options at Fiscal Year-End    at Fiscal Year-End (1)
                    Shares
                   Acquired     Value
      Name       On Exercise  Realized  Exercisable  Unexercisable  Exercisable  Unexercisable
Robert C. Harvey      -           -          -             -            $-            $-

Robert B. Gregor      -           -       10,000           -            $-            $-



(1) Value is based on the difference between the per share average bid and asked prices of the Company's Common Stock on June 30, 2005 ($1.24 per share) and the exercise price of the options. At June 30, 2005, all options were out-of-the-money.





                           EMPLOYMENT AGREEMENT

The Company has no employment agreements with its executive officers. A new contract with Mr. Harvey is presently being negotiated.


                         COMPENSATION OF DIRECTORS

All non-employee directors of the Company are paid $2,000 as an annual director's fee and no fees per meeting attended in person or telephonically. Directors are also reimbursed for travel and lodging expenses as appropriate.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table contains information as of June 30, 2005, concerning the beneficial ownership of the Company's common shares by each executive officer named in the Summary Compensation Table, each director, by all directors and officers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common shares.


Name of Individual
or Persons in Group            Number of Shares (a)     % of Class

Robert C. Harvey                      (b)   431,779          28.0%
Robert B. Gregor                      (c)   197,689          12.5%
Hugh McDaniel                                 5,100            .3%
Robert Lindman                                    0             0%
Pamela Whitney                                    0             0%
                                           --------         ------
All officers and Directors
as a Group (5 persons)                      634,568          40.8%
                                           ========         ======



(a) Unless otherwise noted, all shares shown are held by persons possessing sole voting and investments power with respect to such shares.

(b) Includes 60,190 held by Mr. Harvey's wife and children for which Mr. Harvey may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition, 110,000 of the 431,779-share total listed in the table are shares that could be acquired upon the conversion of convertible subordinated debentures. In addition, 10,000 are held jointly by Mr. Harvey and his wife.

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


                   EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of June 30, 2005, certain information regarding the Company's 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by shareholders on February 22, 1999. The Company has no equity compensation plans which have not been approved by shareholders.

              Number of         Weighted-       Number of securities
           securities to be      average      remaining available for
             issued upon     exercise price    future issuances under
             exercise of     of outstanding     equity compensation
             outstanding        options,          plans (excluding
          options, warrants   warrants and    securities reflected in
              and rights         rights            first column)
1999 Plan       10,000            $1.63               165,000


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended June 30, 2005 and 2004, amounts paid for non-audit compliance services to entities related to the Chief Executive Officer were $15,891 and $17,420 respectively.


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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2005 and 2004

Consolidated Statements of Operations for Years Ended June 30, 2005 and
2004

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended June 30, 2005 and
2004

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
(3)   Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1998.



ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees for professional services rendered for the Company by WIPFLI LLP for the years ended June 30, 2005, and 2004, were:

                                2005                  2004

Audit Fees                   $57,000               $47,485
Audit Related Fees                 -                     -
Tax Fees                           -                     -
All Other Fees                     -                     -
                             -------               -------
     Total                   $57,000               $47,485
                             =======               =======


The Audit Fees for the years ended June 30, 2005, and 2004, were for professional services in connection with the audits of the consolidated financial statements of the Company and review of Securities and Exchange Commission quarterly (10-QSB) and yearly filings (10-KSB).

The de minimis exception was not used for any fees paid to WIPFLI LLP.

The Company's Audit Committee has considered whether the provision of the above services other than audit services is compatible with maintaining the independence of WIPFLI LLP.


PREAPPROVAL POLICIES AND PROCEDURES

Rules adopted by the Securities and Exchange Commission in order to implement requirements of the Sarbanes-Oxley Act of 2002 require public company audit committees to pre-approve audit and non-audit services. All auditing services and non-audit services provided by WIPFLI LLP must be preapproved by the Audit Committee. The non-audit services specified in
Section 10A(g) of the Securities Exchange Act of 1934 may not be provided by WIPFLI LLP.

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



                                 OAKRIDGE HOLDINGS, INC.


Dated: September 27, 2005        By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chairman Of the Board
                                 Of Directors

In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: September 27, 2005         By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 Director


Dated: September 27, 2005         By /s/ Robert B. Gregor
                                 Robert B. Gregor
                                 Secretary
                                 Director


Dated: September 27, 2005         By /s/ Hugh H. McDaniel
                                 Hugh H. McDaniel
                                 Director


Dated: September 27, 2005         By /s/ Robert Lindman
                                 Robert Lindman
                                 Director


Dated: September 27, 2005         By /s/ Pamela Whitney
                                 Pamela Whitney
                                 Director