Form 10QSB
period 2006-03-31
OAKRIDGE HOLDINGS INC
filed 2006-05-15
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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


          (a)  Condensed Consolidated Balance Sheets as of
               March 31, 2006 (unaudited) and June 30, 2005

          (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005
               (unaudited) and nine months ended March 31, 2006 and 2005 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2006 and 2005
               (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                    March 31,2006   June 30,2005
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                  $777,500       $630,722
Trade receivables                       1,725,993      1,549,075
Inventories:
  Production                            3,619,313      4,836,900
  Cemetery and mausoleum space            557,325        570,468
  Markers, urns & flowers                  19,400         18,262
Deferred income taxes                     138,000        138,000
Refundable income taxes                   120,000              -
Other current assets                      125,984         92,480
                                      -----------    -----------
Total current assets                    7,083,515      7,835,907
                                      -----------    -----------


Property, plant and equipment,
at cost                                 5,901,522      5,777,485
 Allowance for depreciation           (3,334,802)    (3,066,722)
                                      -----------    -----------
                                        2,566,720      2,710,763
                                      -----------    -----------

Cemetery perpetual care                 4,765,583      4,629,614
                                      -----------    -----------
Preneed trust investments               1,511,577      1,571,461
                                      -----------    -----------
Land held for sale                         50,000              -
                                      -----------    -----------
Other assets                                6,127         68,355
                                      -----------    -----------

                                      $15,983,522    $16,816,100
                                      ===========    ===========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES
                                    March 31,2006   June 30,2005
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $1,575,000       $975,000
Accounts payable                        2,345,990      3,719,830
Deferred revenue                        1,210,263        991,759
Current maturities of long-                              147,991
term debt                                 150,514
Other current liabilities                 490,792        593,477
                                      -----------    -----------
Total current liabilities               5,772,559      6,428,057
                                      -----------    -----------

Long-term debt                          2,355,405      2,422,523
                                      -----------    -----------
Non-controlling interest in
perpetual care and trust
investments                             6,277,160      6,201,075
                                      -----------    -----------

SHAREHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                       2,172,126      2,172,126
Accumulated (deficit)                   (593,728)      (407,681)
                                      -----------    -----------
                                        1,578,398      1,764,445
                                      -----------    -----------

                                      $15,983,522    $16,816,100
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Three Months Ended March 31,    Nine Months Ended March 31,

                                          2006          2005           2006            2005
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $542,915      $581,187     $1,860,034      $1,635,031
  Aviation                           3,097,000     3,865,522      9,416,835      11,064,443
  Interest-Care Funds                   27,674        26,024         82,791          93,311
  Other                                 36,838        13,340         75,242          60,555
                                    ----------    ----------     ----------      ----------
    Total revenue                    3,704,427     4,486,073     11,434,902      12,853,340
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of aviation sales             3,102,111     3,605,102      9,062,635      10,077,493
  Cost of cemetery sales               423,390       399,578      1,280,075       1,257,241
  Sales and marketing                   91,046       132,090        324,629         463,436
  General and administrative           272,281       288,801        832,947         871,292
                                    ----------    ----------     ----------      ----------
Total operating expenses             3,888,828     4,425,571     11,500,286      12,669,462
                                    ----------    ----------     ----------      ----------
Income (loss) from                   (184,401)        60,502       (65,384)         183,878
operations

Interest expense                      (62,592)      (67,328)      (240,663)       (213,678)
                                    ----------    ----------     ----------      ----------
Income (loss) before income          (246,993)       (6,826)      (306,047)        (29,800)
taxes

Provision for income taxes             102,000         4,000        120,000          10,000
                                    ----------    ----------     ----------      ----------
Net income (loss)                   $(144,993)      $(2,826)     $(186,047)       $(19,800)
                                    ==========    ==========     ==========      ==========

Net income (loss) per common
share - basic                          $(.101)       $(.002)        $(.130)         $(.014)
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,431,503     1,431,503      1,431,503       1,431,503
common shares - basic
                                    ==========    ==========     ==========      ==========
Net income (loss) per common           $(.101)       $(.002)        $(.130)         $(.014)
shares - diluted
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,431,503     1,431,503      1,431,503       1,431,503
common shares - diluted
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements




PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Nine Months Ended March 31,                     2006           2005
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                       $(186,047)      $(19,800)
  Adjustments to reconcile net income
(loss) to cash flows from operating
activities:
    Depreciation                             268,080        272,054
    Change in accounts receivable          (176,918)      (868,341)
    Change in inventories                  1,229,592        956,758
    Change in deferred income taxes                -         63,000
    Change in taxes receivable             (120,000)       (10,000)
    Change in prepaid & other assets        (21,276)       (72,378)
    Change in accounts payable           (1,373,840)      (944,698)
    Change in accrued liabilities            115,819        258,354
                                          ----------     ----------
Net cash from (used) operating             (264,590)      (365,051)
activities
                                          ----------     ----------
Cash flows from investing activities:
  Purchase of property and equipment       (124,037)      (104,829)
                                          ----------     ----------
Net cash from investing activities         (124,037)      (104,829)
                                          ----------     ----------
Cash flows from financing activities:
  Change in long-term debt                  (64,595)      (119,947)
  Change in note payable - bank                    -              -
  Proceeds from short term debt              600,000        450,000
                                          ----------     ----------
Net cash from financing activities           535,405        330,053
                                          ----------     ----------
Net increase (decrease) in cash:             146,778      (139,827)

Cash at beginning of period                  630,722        675,605
                                          ----------     ----------
Cash at end of period                       $777,500       $535,778
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)

1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005. Operating results for the nine-month period ended March 31, 2006 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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



Nine Months Ended March 31,                   2006           2005


Income (loss) from continuing           $(186,047)      $(19,800)
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be        Antidilutive   Antidilutive
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing     Antidilutive   Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive       Antidilutive   Antidilutive
effect of stock options and
convertible debentures

Basic earnings (loss) per common           $(.131)        $(.014)
share from continuing operations

Diluted earnings (loss) per common         $(.131)        $(.014)
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

The table below summarizes information about reported segments for the three months and nine months ended March 31, 2006 and 2005:


THREE MONTHS ENDED
MARCH 31, 2006:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $3,118,807   $500,739     $2,090     $3,621,636

Depreciation          49,860     39,000        500         89,360

Gross Margin        (39,527)     60,446      2,090         23,009

Selling Expenses      34,417     56,629          -         91,046

General &
Administrative
Expenses             111,551    102,968     57,762        272,281

Interest Expense      45,894      4,998     11,700         62,592

Income (loss)      (175,166)    (4,455)   (67,372)      (246,993)
before Taxes

Capital               16,107     66,251          -         82,358
Expenditures




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
Expenditures




NINE MONTHS ENDED
MARCH 31, 2006:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $9,473,058 $1,876,937     $2,116    $11,352,111

Depreciation         149,580    117,000      1,500        268,080

Gross Margin         354,200    579,959      2,166        936,325

Selling Expenses     139,575    185,054          -        324,629

General &
Administrative
Expenses             282,390    379,664    170,893        832,947

Interest Expense     176,508      5,325     58,830        240,663

Income (loss)
before Taxes       (188,050)    109,610  (227,607)      (306,047)

Capital
Expenditures          39,415     83,293      1,329        124,037

Segment Assets
  Inventory        3,619,313    576,725          -      4,196,038
  Property,
    plant &
    equipment      1,562,324    995,453      8,943      2,566,720






NINE MONTHS ENDED
MARCH 31, 2005:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues         $11,102,200 $1,750,986       $152    $12,853,340

Depreciation         147,580    123,250      1,224        272,054

Gross Margin       1,024,707    489,575        152      1,514,434

Selling              336,724    126,712          -        463,436
Expenses

General &            187,073    381,052    303,167        871,292
Administrative
Expenses

Interest             152,167        722     60,789        213,678
Expense

Income (loss)        348,743   (14,739)  (363,804)       (29,800)
before Taxes

Capital               53,092     51,159        578        104,829
Expenditures

Segment Assets
  Inventory        3,547,946    609,367          -      4,151,313
  Property,
    plant &
    equipment      1,703,875  1,028,008      3,198      2,735,171



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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowings, cash flow from operations and the offering of its subordinated debentures. For the nine months of fiscal year 2006, the Company had an increase in cash of $146,778 compared to a cash decrease in the same period in fiscal year 2005 of $139,927. As of March 31, 2006, the Company had no cash equivalents.

During the nine month period ended March 31, 2006, the Company recorded a net loss after taxes of $186,047. The Company's net cash used for operating activities was $264,590 in the first nine months of fiscal year 2006 compared to net cash used for operating activities of $365,051 in the same period in fiscal year 2005. The decrease in net cash from operating activities was primarily due to a decrease in inventory and accounts payable at the end of the period. The increase in accounts receivable was primarily due to the shipping of equipment at the end of the period, and the decrease in accounts payable was due to timing of payments. Cash flow used in investing activities was $124,037 due to capital expenditures, and net cash from financing activities was $534,405 due to payment of accounts payable and timing of receipts. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity except for the decrease in inventories which resulted from sale of goods.

The Company had working capital of $1,310,956 at March 31, 2006, an decrease of $96,894 from June 30, 2005. The decrease was primarily due to reduction of accounts payable and inventories, offset by the increase in accounts receivable and deferred revenue. Current assets amounted to $7,083,515 and current liabilities were $5,772,559, resulting in a current ratio of 1.23 to 1, which represented an increase of .01 since June 30, 2005. Long-term debt was $2,355,405 and equity was $1,578,398 at March 31, 2006.

Capital expenditures for the first nine months of fiscal year 2006 were $124,037 compared with $104,829 for the same period in fiscal year 2005. The small increase in investments reflects the Company's concern with the economic conditions of the aviation industry. The Company anticipates that it will spend less than $50,000 on capital expenditures during the final quarter of fiscal year 2006. The Company will be able to finance these capital expenditures primarily with cash flow from operations.

The Company has a bank line of credit for $2,500,000. As of March
31, 2006 there was $1,575,000 outstanding under this facility.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future capital requirements.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of March 31, 2006, inflation did not have a significant effect on the Company's results in the first nine months of fiscal year 2006.



RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL YEAR 2006
COMPARED WITH NINE MONTHS OF FISCAL YEAR 2005

Cemetery Operations:

Revenue less care fund income for the nine months ended March 31, 2006 was $1,876,937, an increase of 125,951, or 7%, when compared to the nine months ended March 31, 2005. The increase is primarily due to increased sales of pre-need land sales and increased sales price of foundations, and this was offset by the decrease in interment fees, grave liners, and cremation revenue.

Cost of sales in relation to sales for the nine months ended March 31, 2006 was $1,280,075, an increase of $22,834, or 2%, compared to the nine months ended March 31, 2005. The increase is primarily due to the increased cost of markers, grave liners, salaries and related benefits and utilities expenses.

Gross profit for the nine months ended March 31, 2006 was $579,959, or a increase of $90,384 or 18%, when compared to fiscal year ended March 31, 2005. The increase in gross profit was primarily due to increased sales prices. Gross profit percentage in relation to sales increased 3%, when compared to fiscal period March 31, 2005.

Selling expense for the nine months ended March 31, 2006 were $185,054, or a increase of $58,342, or 46%, when compared to the nine months ended March 31, 2005. The increase was due to commissions paid on pre-need sales, which is deferred revenue until the service is performed.

General and administrative expenses for the nine months ended
March 31, 2006, were $379,664, a decrease of $1,388 or less than ..3%, when compared to the nine months ended March 31, 2005. The decrease was immaterial.

Interest expense for the nine months ended March 31, 2006 was $5,325, an increase of $4,603, or 638%, when compared to the nine months ended March 31, 2006. The increase was due to the financing of a new backhoe for the grounds.


Holding Operations:

Revenue for the nine months ended March 31, 2006 was immaterial.

General and administrative expenses for the nine months ended March 31, 2006 were $170,893, a decrease of $132,274, or 44%, when compared to the nine months ended March 31, 2005. The decrease was primarily due to the allocation of Robert Harvey's salary ($108,000)to the operating subsidiaries in which his duties are as the Chief Executive Officer and Chief Financial Officer, and allocation of professional fees ($57,400) to the operating subsidiaries in which the expense was incurred.

Interest expense for the nine months ended March 31, 2006 was $58,830, a decrease of $1,959 or 3%, when compared to the nine months ended March 31, 2005. The decrease was due to lower debt balances.

The land held for sale was closed on April 20, 2006.


Stinar Operations:

Revenues for the nine months ended March 31, 2006 were $9,473,058, a decrease of $1,629,142, or 15%, when compared to the nine months ended March 31, 2005. The decrease was primarily due to decreased equipment sales in the United States because most airlines are in bankruptcy.

Cost of sales in relation to sales for the nine months ended March 31, 2006, was 96%, an increase of 7%, when compared to the nine months ended March 31, 2005. The decrease in gross profit margin was due to lower sales price to compete in the international market, increase costs of chassis in which the equipment is mounted on ($92,000), workers compensation insurance ($12,000), and health insurance ($4,000).

Selling expenses for the fist nine months ended March 31, 2006, were $139,575, a decrease of $197,149, or 59%, when compared to the nine months ended March 31, 2005. The decrease was primarily due to less commissions paid to international agents due on equipment sales ($168,049).

General and administrative expenses for the nine months ended March 31, 2006, were $282,390, an increase of $95,317, or 51%, when compared to the nine months ended March 31, 2005. The increase was primarily related to a corporate assessment of $54,000 for the services of Robert Harvey for his duties as the Chief Executive Officer and Chief Financial Officer, bad debts ($4,000), bank charges for bid bonds and bonds for international sales ($20,000), professional fees ($20,000), and computer expenses ($15,000) and one more full time office staff ($8,000).

Other expenses, which consist of interest expense, for the nine months ended March 31, 2006, were $176,508, or an increase of $24,341, or 16%, when compared to the nine months ended March 31, 2005. The increase was primarily due to increased interest rates.




RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

Cemetery Operations:

Revenues for the three months ended March 31, 2006 were $500,739, a decrease of $110,404, or 18%, when compared to three months ended March 31, 2005. The decrease was primarily due to less at need sales of grave liners, land sales, markers, foundations and internments.

Cost of sales for the three months ended March 31, 2006 was $423,390, an increase of $23,812 or 6%, when compared to the three months ended March 31, 2005. The increase was primarily due to increased cost of utilities ($6,000), propane gas ($4,000), and repairs and maintenance ($12,000).

Gross profit for the three months ended March 31, 2006 was 22%, or a decrease of 9%, when compared to the three months ended
March 31, 2005. The decrease was due to decreased sales and increase in utilities and maintenance costs.

Selling expenses for the three months ended March 31, 2006 were $56,629, an increase of $1,201, or 2%, when compared to the three month period ended March 31, 2005. The increase was primarily due to sales commissions paid on pre-need sales, which are recorded as deferred revenue.

General and administrative expenses for the three months ended March 31, 2006 were $102,968, a decrease of $23,731, or 19%, when compared to the three months ended March 31, 2005. The decrease is primarily due to the timing of professional fees ($18,000), and a decrease in office staff ($5,000).


Holding Operations:

Revenue for the three months ended March 31, 2006 is immaterial.

General and administrative expenses for the three months ended March 31, 2006 were $57,762, a decrease of $29,676, or 34%, when compared to the three months ended March 31, 2005. This decrease was primarily due to the corporate assessment of $36,000 for Robert Harvey to function as the Chief Executive Officer and Chief Financial Officer for the operating subsidiaries, which was offset by an increase in professional fees (10,000).

Interest expense for the three months ended March 31, 2006 was $11,700, a decrease of $3,740, or 24%, when compared to the three months ended March 31, 2005. The decrease was due to lower debt balances.


Stinar Operations:

Revenues for the three months ended March 31, 2006 were $3,118,807, a decrease of $756,007, or 20%, when compared to the three months ended March 31, 2005. The decrease in revenue was primarily due to less equipment sales in the United States.

Cost of sales for the three months ended March 31, 2006, was $3,102,111, a decrease of $502,991, or 14%, when compared to the three months ended March 31, 2005. The decrease was primarily due to decrease in equipment sales resulting in a decrease in chassis ($120,000), raw materials ($200,000), shop supplies ($5,000), freight out ($83,000), and workers compensation insurance ($7,000).

Gross profit for the three months ended March 31, 2006 was a negative $39,527, a decrease of $309,239, or 115%, when compared to the three month period ended March 31, 2005. The gross profit margin was 7% in the third quarter of fiscal year 2005 and 2004 and a negative number in fiscal year 2006 due to raising costs of freight, workers compensation insurance, raw materials, shop supplies and chassis.

Selling expense for the three months ended March 31, 2006, was $34,417, a decrease of $42,245, or 55%, when compared to the three months ended March 31, 2005. The decrease was primarily due to less commissions paid to international agents ($28,000), and inside sales commission ($17,000).

General and administrative expenses for the three months ended March 31, 2006 were $111,551, an increase of $36,887, or 49%, when compared to the three months ended March 31, 2005. The increase was primarily due to the hiring of one full time office staff ($7,000), computer consulting ($10,000), and a corporate assessment of $18,000 for the services of Robert Harvey for his duties as the Chief Executive Officer and Chief Financial Officer.

Interest expense for the three months ended March 31, 2006 was $45,894, a decrease of $5,635, or 11%, when compared to the three months ended March 31, 2005. The decrease was primarily due to the management of inventory and timing of accounts payable.



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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS


The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ending March 31, 2006:

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


Date:  May 15, 2006



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