Form 10KSB
period 2006-06-30
OAKRIDGE HOLDINGS INC
filed 2006-09-27
CIK 73605

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2006

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

                          400 West Ontario Street
                                 Unit 1003
                             Chicago, IL 60610
            (Address of principal executive offices)(Zip code)

                              (952) 994-7651
             (Issuer's telephone number, including area code)

                           4810 120 Street West
                          Apple Valley, MN  55124
                             (Former Address)

Securities registered pursuant to Section 12 (b) of the Exchange Act:  None

   Securities registered pursuant to Section 12 (g) of the Exchange Act:

                  Common Stock, Par Value $.10 per share
                             (Title of Class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  { }

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

     The issuer's revenues for its fiscal year ended June 30, 2006 were $15,696,568.

     The aggregate market value of the voting stock held by non-affiliates on September 20, 2006, was approximately $1,674,859, based on the average of the bid and asked price of such stock.

     The number of shares outstanding of Registrant's common stock on September 27, 2006, was 1,431,503.

     Transitional Small Business Disclosure Format. Yes{ } No{x}








                             TABLE OF CONTENTS

                                  Part I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                  Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations
Item 7.   Financial Statements and Supplementary Data
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.  Controls and Procedures
Item 8B.  Other Information

                                 Part III

Item 9. Directors and Executive Officers of the Registrant; Compliance with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Financial Statement Schedules
Item 14.  Principal Accountant Fees and Services



















                           CAUTIONARY STATEMENT
        UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



This Form 10-KSB contains certain forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "may," "will," "anticipates," "believes" and other words of similar meaning. Forward-looking statements may address, among other things, the Company's strategy for growth, product development, regulatory changes, the outcome of contingencies (such as legal proceedings), market position, expenditures and financial results. Forward-looking statements are based on current expectations of future events. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.




PART I
ITEM 1. BUSINESS

                                  GENERAL

Oakridge Holdings, inc. and its subsidiaries, collectively, are called the "Company" or "Oakridge," and all references to "our," "us" and "we" refer to Oakridge Holdings, Inc. and its subsidiaries, collectively, unless the context otherwise requires. The Company has two business segments - cemeteries and aviation ground support equipment.

The Company was incorporated as a Minnesota corporation in 1961 and began operations on March 6, 1961, with two cemeteries in Cook County, Illinois, selling cemetery property, merchandise and service. Cemetery property includes lots, lawn crypts, and family and community mausoleums. Cemetery merchandise includes vaults, monuments and markers. Cemetery services include burial site openings and closings and inscriptions.

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

On June 29, 1998, the Company acquired substantially all of the assets of Stinar Corporation, a Minnesota corporation. Stinar Corporation has been in business for 60 years and is an established international manufacturer, and its products are used by the airline support equipment industry.

Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies, and airports. These products are sold and marketed through our own technically oriented sales staff as well as through independent distributors and sales representatives. Approximately 71% of Stinar's revenues in the year ended June 30, 2006, were generated by contracts with the U.S. military. The majority of the sales was for a bobtail contract which expired during May 2006.

All references to years are to fiscal years ended June 30 unless otherwise stated.


                       CEMETERY OPERATIONS OVERVIEW

Through two wholly owned subsidiaries, Oakridge Cemetery (Hillside), Inc. and Glen Oak Cemetery, Inc., the Company operates two adjacent cemeteries in Hillside, Illinois. The cemetery operations are discussed on a consolidated basis, and the Company makes no functional distinction between the two cemeteries, except where noted.

Together the cemeteries comprise 176.7 total acres of real estate, of which
12.8 acres are used for interior roads and other improvements. The remaining 163.9 acres contain 137,000 burial plots of which 29,825 are in inventory, with 975 niches and 3,190 crypts, of which 115 niches and 304 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 20- and 30-year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing interment services, burial plots and crypts, the Company sells cremation services and has a chapel in the Mausoleum.


                             CEMETERY INDUSTRY

Cemetery companies provide products and services to families in two principal areas: (i) disposition of remains, either through burial or cremation; and (ii) memorialization, generally through monuments, markers or inscriptions. The cemetery industry in the United States is characterized by the following fundamental attributes:

OVERVIEW: The United States death care industry is estimated to have generated approximately $13 billion of revenue in 2003, of which small family-owned businesses represent approximately 80%. During most of the 1990's, there was a trend of family-owned businesses consolidating with larger organizations. However, this trend slowed in the late 1990's and the industry continues to be characterized by a larger number of locally-owned, independent operations. There are approximately 10,500 cemeteries in the United States. The market share of a single cemetery in any community is a function of the name, reputation, and location of the cemetery, although competitive pricing, professional service and attention, and well-maintained grounds is important.

HERITAGE AND TRADITION. Cemetery businesses have traditionally been transferred to successive generations within a family and in most cases have developed a local heritage and tradition that afford an established cemetery a local franchise and provide the opportunity for repeat business. In addition, an established firm's backlog of pre-need cemetery and mausoleum spaces provides a base of future revenue. In many cases, personnel who have left public companies start these new independent businesses or family owned businesses. Often, such businesses are attempting to build market share by competing on price rather than heritage and tradition.

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

DEMAND FOR CREMATION. In recent years, there has been a steady growth in the number of families in the United States that have chosen cremation as an alternative to tradional methods of burial. According to industry studies, cremations represent approximately 10% of the burial market in 1980, approximately 29% in 2003, and are projected at 40% for 2010. According to the latest industry studies available, cremations will increase by approximately 1% annually from 2004 to 2010. The trend toward cremations has been a significant concern because cremations have typically included few, if any, additional products and services other than cremation itself. In addition, almost all funeral homes in the Chicago area now provide basic cremation services and they provide a full range of merchandise and services to families choosing cremation. This trend of increasing cremations is expected to continue into the future.

INDUSTRY CONSOLIDATION. The past decade witnessed a trend of family owned businesses consolidating with larger organizations. Primarily public companies sought to benefit from economies of scale, improved managerial control, and effective strategic planning and greater financial resources.

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

RISKS RELATED TO THE CEMETERY:

To compete successfully, the cemetery companies must maintain good reputations and high professional standards in the industry as well as offer attractive products and services at competitive prices. In addition, the Company must market itself in such a manner as to distinguish itself from its competitors. Cemeteries have historically experienced price competition from independent and large public company cemeteries, and from monument dealers, and other non-traditional companies of services and products. The intense competition the Company faces may, at some time in the future, require the Company to reduce prices (and thereby its profit margins) to retain or recapture market share. If the Company is unable to successfully compete, its financial condition, results of operations and cash flows could be materially and adversely affected.

The Company's investments held in trust are invested in securities, which could be affected by financial market conditions that are beyond its control.

The Company's revenue is impacted by the land trusts' net realized interest income, which the Company recognizes to the extent of allowed reimbursement received monthly, which is used to perform cemetery maintenance services. The level of trust income is largely dependent on yields on trust investments made with trust funds, which are subject to financial market conditions and other factors that are beyond the Company's control. Trust earnings are also affected by the mix of fixed income and equity securities the trustee chooses to maintain in the trust funds, and the trustee may not choose the optimal mix for any particular market condition. If earnings from the trust decline, the Company would likely experience a decline in future revenue and cash flow. In addition, if the trust funds experienced significant investment losses, there would likely be insufficient funds in the trusts to cover costs of delivering services and merchandise or maintain the grounds of the cemeteries in the future. The Company would have to cover any such shortfalls with cash flow from operations, which could adversely affect its ability to service debt.

The level of pre-need sales is dependent upon the size and experience of the Company's sale force. The Company cannot assure that it will continue to be successful in recruiting and retaining qualified sales personal. In addition, depending on the terms of the contract, pre-need sales have the potential to have an initial negative impact on cash flows because of commissions paid on the sales and the portion of the sales proceeds required to be placed into the trust. A weakening economy that causes customer families to have less discretionary income could cause a decline in pre-need sales.

Declines in the number of deaths in the Chicago market can cause a decrease in revenues. Changes in the number of deaths are not predictable from one month to the next or over a short term.

The costs of operating and maintaining its facilities, land and equipment, regardless of the number of interments performed, are fixed. Because the Company cannot necessarily decrease the costs when it experiences lower sales volumes, a decline in sales may cause gross margins, profits and cash flows to decline at a greater rate than a decline in revenue.


                        STINAR OPERATIONS OVERVIEW

Stinar provides products and services to the aviation industry in three principal areas: (i) sales of new equipment manufactured for maintaining, servicing and loading of airplanes; (ii) sales of parts for equipment sold in the past; and (iii) repair of equipment.

Principal products of Stinar include the following:
Truck-mounted stairways and push stairs for loading aircraft; lavatory trucks and carts, water trucks, bobtails, and catering trucks for servicing aircraft; cabin cleaning trucks, maintenance hi-lifts, and turbo oilers for maintaining aircraft; and other custom built aviation ground support equipment used by airports, airlines and the military. Stinar also provides service and repairs on other vendors' equipment and equipment it has sold.

Stinar sells its products to airports, airlines, and government and military customers in the United States. Non-governmental domestic sales comprise approximately 15%, government and military sales approximately 71%, and international sales approximately 14% of Stinar's annual revenues. As discussed above, the future mix of Stinar revenues will be affected by the non-renewal of the bobtail contract which expired on May 30, 2006.

The Company purchases carbon steel, stainless steel, aluminum and chassis domestically. We do not use single-source suppliers for the majority of our raw material purchases and believe supplies of raw material available in the market are adequate to meet our needs.

We are engaged in research and development activities directed primarily toward the improvement of existing products, the design of specialized products to meet specific customer needs, and the development of new products and processes. A large part of our product development spending in the past has focused on the standardization of our product lines. With standardized products, we can minimize engineering content, improve inventory utilization, and reduce cost through value engineering.


                     AVIATION GROUND SUPPORT INDUSTRY

GOVERNMENT CONTRACTS

Contracts with the U.S. government are subject to special laws and regulations, noncompliance with which could result in various sanctions.

The aviation ground support industry internationally is characterized by the following fundamental attributes:

HIGHLY FRAGMENTED OWNERSHIP. A significant majority of aviation ground support equipment manufacturers consist of family-owned businesses. Management estimates that there are approximately 20 companies in the world that manufacture one or two products for the industry. Also, as a support industry, ground support equipment has few market drivers of its own. That is, the major determinants of ground support equipment market activity are to be found in the commercial aviation industry. Under these conditions, many suppliers have in-depth knowledge only of their own market niches, and end-users may have difficulty finding a supplier with the right mix of products and services to fit their needs.

SIZE AND GROWTH TRENDS. The aviation ground support industry will be taking on the characteristics of a shrinking and declining industry over the next couple of years. Given the weakness of the four main indicators (aircraft movements, aircraft delivery rates, price of fuel and airport construction/capacity improvement) of the industry's health, as well as the continuing decline in markets for import and export, the world market for purchases of new aviation ground support equipment is expected to decline drastically due to most airlines downsizing operations and many large domestic carriers filing for bankruptcy protection.

BARRIERS TO ENTRY. It is relatively difficult for new competitors to enter the field due to (i) high start-up costs, which effectively protect against small competitors entering the field, (ii) substantial expertise required with regard to manufacturing and engineering difficulties, which makes it difficult to have the knowledge to compete, and (iii) market saturation, which reduces the possibility of competitors gaining a meaningful foothold and network of manufacturing representatives. Moreover, airline companies are becoming increasingly selective about which companies they will allow to provide ground support equipment. Most airlines only purchase from vendors who have a history in the industry.


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


For the fiscal years ended June 30,         2006        2005

Revenues:
(1) Aviation                         $12,991,069 $14,175,821
(2) Cemetery                           2,705,499   2,660,494

Operating profit:
(1) Aviation                            $411,502    $285,699
(2) Cemetery                             123,643      84,139

Identifiable assets:
(1) Aviation                          $6,488,480  $8,043,302
(2) Cemetery                          11,325,598  10,792,765



                                REGULATION

CEMETERY OPERATIONS

The Company is regulated primarily on a state level, with the state requiring licensing for cremations. The states regulate the sale of pre-need services and the administration of any resulting trusts. The laws are complex, are subject to interpretations by regulators, and are subject to change from time to time. Non-compliance with these regulations can result in fines or suspension of licenses required to sell pre-need services and merchandise.

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


STINAR OPERATIONS

Stinar is required to comply with competitive bidding and other requirements in cases where it sells to local, state, or federal governmental customers. The costs and effects of complying with these requirements do not have a material impact on the financial results of the Company.

BOTH COMPANIES

The Company holds all governmental licenses necessary to carry on its business, and all such licenses are current. Both segments are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the Unites States Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and similar state statutes require us to organize information about hazardous materials used or produced in our operations. Certain of this information must be provided to employees, state and local governmental authorities, and local citizens.


                    COMPLIANCE WITH ENVIRONMENTAL LAWS

CEMETERY OPERATIONS. The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the state of Illinois and Cook County. On a continuing basis, management business practices are designed to assess and evaluate environmental risks and, when necessary, conduct appropriate corrective measures. Liabilities are recorded when known or considered probable and reasonably estimable.

The Company provides for environmental liabilities using its best estimates, but actual environmental liabilities could differ significantly from these estimates.

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

Subsequent to the completion of the Phase II environmental assessments and completion of the structural improvements to the building, the Company and Stinar requested and obtained a "no association" letter from the Minnesota Pollution Control Agency ("MPCA") stating that, provided that certain conditions set forth in the no association letter are met, the Company and Stinar will not be deemed responsible for contamination which occurred at the Stinar Facility prior to the purchase of the assets of Stinar by the Company. The structural improvements recommended by the Company's environmental consulting firm have been completed, and the contaminated soil has been removed and transferred from the property. As a result, MPCA has issued the no association letter.


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

PRE-NEED CEMETERY MERCHANDISE AND SERVICE TRUSTS. We are generally required under Illinois law to deposit a specified amount(generally 50% to 85% of selling price)into a merchandise and service trust fund for cemetery merchandise and services sold in pre-need sales. The related trust fund income earned is recognized when the related merchandise and services are delivered. We are permitted to withdraw the trust principal and the accrued income when the merchandise is purchased, when the service is provided by us, or when the contract is cancelled.

PERPETUAL CARE FUNDS. Under Illinois law, the Company is required to place a portion of all sales proceeds from cemetery lots, niches and crypts in a trust fund for perpetual care of the cemeteries. Pursuant to these laws, the Company deposits 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of mausoleum space into a perpetual care fund. The income from these perpetual care trusts provides the funds necessary to maintain cemetery property and memorials in perpetuity. The trust fund income is recognized, as earned, in the cemetery revenues.
While we are entitled to withdraw the income from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund and, therefore, the principal balance is reflected on the Company's balance sheet.


                                COMPETITION

Competitive success in Oakridge's business segments includes price, service, location, quality and technological innovation. Competition is strong in all markets served.

CEMETERY OPERATIONS. The Cemetery Operations face competition with other cemeteries in Cook and DuPage Counties in Illinois. Competitive factors in the cemetery business are primarily predicated on location, convenience, service, and heritage. Decisions made by customers are only minimally influenced, if at all, by pricing. But funeral directors are greatly influenced by pricing, due to the limited resources of some customers, and they direct families to lower cost cemeteries. There are virtually no new entrants in the markets served by the Company as the cost of acquiring sufficient undeveloped land and establishing a market presence necessary to commence operations is prohibitive.

There has been increasing competition from providers specializing in specific services, such as cremations, who offer minimal services and low-end pricing. We also face competition from companies that market products and related information over the internet and funeral homes selling markers. We have felt relatively limited impact in our market from those competitors to date.

STINAR CORPORATION. The aviation ground support equipment business is extremely fragmented and diverse. The purchasers of the types of equipment manufactured by Stinar tend to be long-standing, repeat customers of the same manufacturers, with quality, reliability, pricing, warranties, after market service and delivery being the key factors cited by customers in selecting an aviation ground support equipment supplier. Accordingly, while the market for Stinar equipment is competitive, the Company believes that Stinar's reputation for quality and reliable equipment and the industry's familiarity with Stinar puts it on equal footing with its competitors. Major domestic competitors include Global Ground Support, LLC in catering equipment; Lift-A-Loft Corporation and NMC-Wollard in passenger stairs; Lift-A-Loft Corporation, NMC-Wollard and Phoenix Metal Products in lavatory and water carts; and Tesco Equipment Corporation, Lift-A-Loft corporation and NMC-Wollard in hi-lift equipment. International competitors include Mullaghan Engineering in catering equipment, and Accessair Systems, Inc. and Vestergaard Company, Inc. in water and lavatory carts.

                                 MARKETING

CEMETERY OPERATIONS. Sales are made to customers utilizing the facilities primarily on an at-need basis; that is, on the occurrence of a death in the family when the products and services and interment space are sold to the relatives of the deceased. The cemeteries have started to actively market their products. But most customers typically learn of the cemeteries from satisfied customers and funeral directors who recommend the cemeteries based on superior location and services rendered.

STINAR CORPORATION. The chief method of marketing Stinar's equipment is through one-on-one customer contact made by sales employees of Stinar and manufacturers' representatives under contract with Stinar. Stinar's customers report that Stinar has a reputation in the commercial aviation industry for manufacturing high-quality, reliable equipment. Stinar intends to capitalize on this reputation in the domestic airline industry by making frequent sales calls on customers and potential customers and by reducing the amount of time needed to complete customer orders. Stinar has also engaged manufacturers' representatives to assist it in increasing sales to overseas markets and the United States armed services.



                              CREDIT POLICIES

Neither of the Company's business segments generally extends long-term credit to customers.

                               INTERNATIONAL

Stinar's sales to customers outside the United States represented approximately 14% and 25% of the companies net sales in 2006 and 2005, respectively. Products are manufactured and marketed through the Company's sales department and sales representatives around the world. For additional information, see discussions of individual business segments included above under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 7, Financial Statements.

                         OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS. The Cemetery Operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to any understanding of Company's business.

STINAR CORPORATION. The Company believes that its business is highly dependent upon the profitability of its customers in the airline and air cargo markets, and therefore the Company's profitability is affected by fluctuations in passenger and freight traffic and volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. Sales to the United States government also expose Stinar to government spending cuts. The United States Air Force, a major purchaser of the Company's equipment, is dependent upon governmental funding approvals. Changes in significant raw material prices, such as steel and chassis, will also continue to impact our results.

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


                                 EMPLOYEES

As of June 30, 2006, the Company had 65 full-time and 11 part-time or seasonal employees. Of these, the Company employed 48 full-time and 3 part-time employees in the aviation segment and 17 full-time and 8 part-time or seasonal employees in the cemeteries segment.

The cemetery segment employees are represented by Local #1 of the Services Employees International Union, AFL-CIO, whose contract expires February 28, 2010.

A union does not represent the aviation segment employees, and the Company considers its labor relations to be good.


                          REAL ESTATE DEVELOPMENT

APPLE VALLEY, CALIFORNIA RAW LAND

On May 22, 2000, the Company acquired 4.5 acres of unimproved land in Apple Valley, California in exchange for a partial settlement of the judgment against the former chairman of the board. The appraised value of the land was $140,000, with the Company contributing $37,527. At June 30, 2001, the market value of the land was written down $90,000 due to economic conditions. The land was sold on April 13, 2006, for $325,000, with related selling costs of $28,321, and the Company gained $246,679 on the sale.


ITEM 2: PROPERTIES.

The Company's executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60610.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Ave., Hillside, Illinois. The two cemeteries comprise 176.7 acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The cemeteries have two mausoleums, an office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair to good shape with major work being required on the front steps and outside landing of the mausoleum to prevent water from leaking into the mausoleum crypts from these areas and will require approximately $300,000 to $600,000 of repairs in fiscal year 2007 that the Company expects to finance with cash flow from its two business segments. All other buildings are in fair shape and will require minimum repairs.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota, located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. This facility was purchased by Stinar in connection with the purchase of assets. The purchase of the Stinar facility was financed by the Seller pursuant to contracts for deed payable, due on June 29,2005. The contract for deed was refinanced by Stinar for seven years and requires the Company to make monthly installments of $8,034, with a balloon payment of principal of $1,074,344 due on June 29, 2012. The condition of the manufacturing facility and office space is fair and will require minimum improvements in the foreseeable future at an estimated cost of $150,000 that the Company expects to finance with cash flow from its two business segments.

The Company believes that all of its properties are adequately insured.


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


                                 FISCAL YEAR
                             2006               2005
First Quarter           $1.24 -  1.00       $ .85  -   .80
Second Quarter           1.50 -   .45        1.10  -   .85
Third Quarter             .65 -   .65        1.25  -  1.05
Fourth Quarter            .65 -   .38        1.15  -  1.10


As of September 20, 2006, there were 1,431,503 shares of Oakridge Holdings, Inc. Common Stock outstanding. The Common Stock shares outstanding are held by approximately 1,700 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 1,700 beneficial owners of the Common Stock.

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

                                FISCAL 2006

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

Stinar has a $2,500,000 line of credit to fund operations and capital expenditures. The line of credit will expire on December 5, 2006, and discussions with the bank indicate that it will likely be renewed to December 5, 2007.

The cemetery operations will hire one full-time office employee during fiscal year 2007, and the Company expects no changes in part-time or seasonal employees. Stinar expects to hire 5 to 10 additional employees during fiscal year 2007 due to improvements in economic conditions in the aviation industry.

The cemetery operations and Stinar have a new five-year plan for $1,500,000 in capital expenditures starting in fiscal year 2004.

The cemetery operations' capital expenditures will be approximately $1,000,000 under the five-year plan. The funds will be used for building improvements for the Oakridge cemetery mausoleum, increased inventory of niches and crypts in mausoleums and outdoors, computer software and hardware equipment, and ground equipment. Repairs for the mausoleum estimated at $300,000 to $600,000 will start in the spring of 2007. The cemeteries' capital expenditures for fiscal year 2006 were $126,798 and were used for the following: $7,038 for software and hardware equipment, $44,250 for a new wood chipper, $6,957 for new office carpet and desks, $38,000 for a used backhoe, $5,759 for a new wood fence, $20,440 for mausoleum equipment, and $4,354 for signs, lot markers, and miscellaneous equipment. The Company expects to spend approximately $300,000 to $600,000 in fiscal year 2007 on its cemetery operations for repairs on the front entrance of mausoleum, lawn mower and gators for the grounds.

Stinar's capital expenditures will be approximately $500,000 under the new five-year plan. The funds will be used for improvements of the manufacturing plant and office, plant and office equipment, and computer software and hardware. These expenditures will take place evenly over the five-year plan. Stinar's capital expenditures for fiscal year 2006 were $41,115 and were used for the following: $8,917 for a used auto for an outside salesman, $4,025 for building improvements, $760 for a jigsaw for production, and $27,413 for software and hardware equipment. The Company expects to spend approximately $100,000 in fiscal year 2007 on its Stinar operations for a new roof on its shop.




                       RESULTS OF OPERATIONS - 2006

CEMETERY OPERATIONS - 2006

In fiscal year 2006, cemetery revenue increased $59,540, or 2%, in comparison to fiscal year 2005. The increase in revenues was due to increase in cemetery plot sales ($122,629), foundations ($125,598), overtime fees ($38,115), flower shop sales ($19,472), and mausoleum space ($19,790), whereby decreases in sales were marker revenue ($97,200), grave liners($29,407), interment fees ($111,863), and cancellation fees ($22,454). The increase in revenues was primarily due to price increases, whereby the decreases in revenue were primarily due to decreased case loads for interments and grave liners due to competitors continuing to lower their prices, and the decrease in markers is due to funeral homes and independent marker companies lowering their marker prices. The decrease in cancellation fees is due to fewer bad debts in pre-need sales.

Cost of goods sold in fiscal year 2006 was $1,792,000 or an increase of $131,309, or 8%, in comparison to fiscal year 2005. In fiscal year 2006, cost of goods sold was 66% of revenue or an increase of 4% when compared to fiscal year 2005. The increase was attributable to increase in marker costs ($81,086) and grave liners($31,794) or increase in delivery charges by vendors for goods delivered.

Selling expenses decreased $23,105, or 8%, in comparison to fiscal year 2005. The decrease was attributable to lower commissions paid to salesmen due to a decrease in sales of markers.

General and administrative expenses decreased $104,429, or 17%, in comparison to fiscal year 2005. The decrease was mostly due to the decrease of $92,000 in corporate assessment.

Interest income from the perpetual care land trust decreased $14,536, or 1%, in comparison to fiscal year 2005. The decrease was attributable to decreased interest rates.


STINAR OPERATIONS - 2006

In fiscal year 2006, revenue decreased $1,184,752, or 8%, in comparison to fiscal year 2005. The decrease was primarily due to the bobtail contract with the United States military expiring on May 30, 2006.

Cost of goods sold in fiscal year 2006 was $12,051,888, or 93% of sales. The increase of 1% compared to fiscal year 2005 was primarily due to lower equipment sales and an increase in insurance costs and fringe benefits to employees.

Gross profit decreased 1% in fiscal year 2006 in comparison to fiscal year 2005. The decrease was primarily due to lower sales and an increase in health insurance, general insurance, and warranty expenses.

Selling expenses decreased $289,581, or 61%, in comparison to fiscal year 2005. The decrease was primarily due to lower outside sales commission paid ($197,792)and lower salesman salaries ($28,120) and inside sales commissions ($61,125). The decrease in outside sales commission was due to less sales through agents and inside commissions deceased due to less equipment sales.

General and administrative expenses decreased $6,776, or 2%, in comparison to fiscal year 2006. The decrease was primarily due to a decrease in bank charges.

Interest expense increased $30,029, or 15%, in comparison to fiscal year 2006. The increase is primarily due to higher interest rates on debt.


HOLDINGS OPERATIONS - 2006

Loss from operations in fiscal year 2006 increased $205,147, or 155%, when compared to fiscal year 2005. The increase was due to a $100,000 bonus awarded to the CFO/CEO Robert C. Harvey by the compensation committee for guaranteeing the debt of Ford Motor Credit for the prior five years, professional fees ($49,575), and corporate assessment ($62,690).




                                FISCAL 2005

                       RESULTS OF OPERATIONS - 2005

CEMETERY OPERATIONS - 2005

In fiscal year 2005, cemetery revenue increased $231,480, or 10%, in comparison to fiscal year 2004. Sales of markers increased $301,250, or 102% (due to training and hiring of new sales manager, hiring of new employee, and competitive pricing); grave boxes or liners increased $60,733, or 24% (due to a sales price increase); interment fees increased $129,133, or 22% (due to a sales price increase); cremation fees increased $22,470, or 36% (due to increased case load), with decreases being cemetery plot sales, which decreased $8,837, or 2% (due to an increase in cremations); overtime fees, which decreased $32,155, or 23% (due to fewer weekend and holiday burials); mausoleum sales, which decreased $7,548, or 26% (due to the economic environment); and miscellaneous income, which decreased $157,198, or 90% (due to the receipt in 2004 of a one-time environmental reimbursement from the leaking underground storage tank fund of Illinois).

In fiscal year 2005, cost of sales increased $234,825, or 16%, in comparison to fiscal year 2004. The increase was attributable to an increase in the cost of markers of $74,691, or 60%, and an increase in payroll and related benefits of $149,060, or 10%, with health insurance being the major cause.

Selling expenses increased $131,931, or 81%, over fiscal year 2004. The increase was attributable to an increase in commissions due to all sales, be it at-need or pre-need.

General and administrative expenses decreased $37,102, or 6%, in comparison to fiscal year 2004. The decrease was mostly attributable to Robert Harvey's assuming the duties of the accountant in addition to continuing to serve as the CEO and President of the Company.

Interest income from the perpetual care land trust decreased $34,408, or 21%, in comparison to fiscal year 2004. The decrease was attributable to decreased interest rates.


STINAR OPERATIONS - 2005

In fiscal year 2005, revenue increased $2,065,599, or 17%, in comparison to fiscal year 2004. The increase was primarily due increased international sales. As discussed above, the Company's contract with the U.S. military, which accounted for 46% of Stinar's total revenue in fiscal 2005, expired on May 30, 2006, and will not be renewed.

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

Selling expense increased $222,902, or 88%, for the fiscal year 2005. The increase can be attributed to increased sales prices, with the largest increase being sales commissions of $179,032 paid to international agents. Other increases included inside commissions of $37,030 and traveling expenses of $28,963 to call on customers and hire international agents.

General and administrative expenses increased $93,623, or 37%, for the fiscal year 2005. The increase was primarily due the following:
allocation of depreciation expense of $42,000, research and development expense of $20,000, bank charges for wire transfers and bid and performance bonds for international sales of $40,776, and real estate taxes of $11,751.

Interest expense increased $7,406, or 4%, for the fiscal year 2005. The increase is due to having a greater chassis inventory due to increased sales orders. Robert C. Harvey, the Company's CEO/CFO, guarantees the debt to Ford Motor Credit.


HOLDINGS OPERATIONS - 2005

Operation expenses in fiscal year 2005 decreased $33,062, or 20%, when compared to fiscal year 2004. The difference is calculated after the allocation of corporate expense of $100,000 to Stinar operations and $164,000 to cemetery operations. Stinar operations were allocated $70,000 for the salary of Robert C. Harvey for his duties as CEO and CFO, and $30,000 for professional fees. Cemetery operations were allocated $84,000 for Robert C. Harvey for his duties as CEO and CFO, $45,000 for professional fees, and $35,000 for related travel and living expenses. All other expense items remained constant, except for liability insurance for the board of directors, which increased $19,008, and directors' fees, which increased $4,500. The largest increase was in accounting fees, which was necessary for the Company to remain in compliance with recently adopted regulations.



                        OBLIGATIONS AND COMMITMENTS


The following table summarizes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, as well as other financial commitments.



                                                         Payments By Period
                                                                                      After Five
                  Note        Total      2007       2008      2009     2010     2011       Years
Long-term Debt     (1)   $1,985,761  $563,035    $96,699  $105,119  $96,931  $29,807  $1,094,170

Subordinate
Debentures         (2)     $270,000         -   $270,000         -        -        -           -
                         ----------  --------  ---------   -------  -------  -------  ----------
Total Contractual
Cash Obligations         $2,255,761  $563,035   $366,699  $105,119  $96,931  $29,807  $1,094,170
                         ==========  ========  =========   =======  =======  =======  ==========



  (1)  It is not our intention to pay all remaining amounts on our long term debt exclusively from cash flow from operations.  We expect to be able to refinance the debt well in advance of maturity dates. Any refinancing could result in additional interest and other costs depending on financial markets and our credit profile at the time of refinancing.

  (2)  We expect to be able to pay the debentures of $270,000 due in fiscal year
       2007 using cash flow from operations or by extending the related party debentures.




OFF-BALANCE SHEET ARRANGEMENTS

None.


ITEM 7:  FINANCIAL STATEMENTS.

The financial statements of the Company for the fiscal years ending June 30, 2006 and 2005, located at Exhibit 13, F-1, are incorporated herein.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 8A:  CONTROLS AND PROCEDURES.

An evaluation was carried out under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

No change in the Company's internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this annual report and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 8B:  OTHER INFORMATION

None.





                                 PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

Directors hold office for a one-year term or until their successors are duly elected and qualified. Each director of the Company has served continuously since the year indicated below, except for Hugh McDaniel, who resigned on August 30, 2001, and then was re-elected to the Board of Directors on January 11, 2002. The age as of September 20, 2006, and principal occupation or employment of all directors and executive officers are set forth below.

Robert C. Harvey (55) has been a director, Chairman of the Board, CEO/CFO of the Company and Stinar Corporation, Chief Executive Officer and Chief Financial Officer of the Cemeteries, and sole director of the two business segments since 1992.

Robert B. Gregor (55) has been Secretary and Director since 1993, Vice-President of Marketing and Sales at Stinar Corporation since 1999, and officer of the two cemeteries since 1993.

Hugh H. McDaniel (66), a director of the Company since 1992, has been a residential real estate broker since 1973.

Robert Lindman (66), a director of the Company since 2005, has been retired since 2000 and was previously the sole owner of Golden Triangle Forms Company for 30 years.

Pamela Whitney (53), a director of the Company since 2005, has been an auditor for Wells Fargo since 2006 and prior to joining Wells Fargo was an Inventory Exchange Supervisor at Phillips 66 and was at the CPA firm of Kilpatrick, Luster & Co., PLLC.

The Company has a separately designated an Audit Committee consisting of Robert Lindman and Pamela Whitney. The Board of Directors has determined that Pamela Whitney is an "audit committee financial expert," as defined by SEC rules, and is independent of management.

Section 16(a) of the Exchange Act requires that the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock file initial reports of ownership of the Company's Common Stock and changes in such ownership with the Securities and Exchange Commission. To the Company's knowledge, based solely on a review of copies of forms submitted to the Company during and with respect to fiscal 2006, and on written representations from the Company's directors and executive officers, all required reports were filed on a timely basis during fiscal 2006.

The Company has not adopted a code of ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. The Company has not adopted such a code as all of these roles are performed by the Company's Chief Executive Officer, who operates under the direct supervision of the Board of Directors and Audit Committee.


ITEM 10:  EXECUTIVE COMPENSATION

                        SUMMARY COMPENSATION TABLE

                            Annual Compensation

          Name and                                        Other Annual
     Principal Position      Year   Salary     Bonus    Compensation (3)

Robert C. Harvey (1)         2006  $211,902  $100,000          -
Chairman of the              2005  $220,738      -             -
 Board, Chief Executive      2004  $198,400      -             -
 Officer and Chief Financial
 Officer

Robert B. Gregor (2)         2006  $164,701      -            $630
Secretary and                2005  $185,956      -            $630
 Vice President              2004  $149,659      -            $676

(1) Mr. Harvey was employed by the Company as Chairman of the Board, Chief Executive Officer and Chief Financial Officer in November 1992.

(2) Mr. Gregor was employed by the Company as Vice President of Marketing and Sales in January 1, 1999.

(3) Consists of medical insurance payments.


                        OPTION GRANTS AND EXERCISES

There were no options granted to the executive officers named in the Summary Compensation Table during 2006.

The purpose of the following table is to report the exercise of stock options by the executive officers named in the Summary Compensation Table during fiscal 2006 and the value of their unexercised stock options as of June 30, 2006.


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



(1) Value is based on the difference between the per share average bid and asked prices of the Company's Common Stock on June 30, 2006 ($1.24 per share) and the exercise price of the options.
At June 30, 2006, all options were out-of-the-money.





                           EMPLOYMENT AGREEMENTS

The Company has no employment agreements with its executive officers. A new contract with Mr. Harvey is presently being negotiated.


                         COMPENSATION OF DIRECTORS

All non-employee directors of the Company are paid $2,000 as an annual director's fee, with no fees per meeting attended in person or telephonically. Directors are also reimbursed for travel and lodging expenses as appropriate. During 2006, a member of the board of directors was paid $5,000 for commission of the sale of the land in Apple Valley, California.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.


The following table contains information as of June 30, 2006, concerning the beneficial ownership of the Company's common shares by each executive officer named in the Summary Compensation Table, by each director, by all directors and officers as a group, and by each person known to the Company to "beneficially own" more than 5% of its common shares.


Name of Individual
or Persons in Group            Number of Shares (a)     % of Class

Robert C. Harvey                      (b)   433,879          28.0%
Robert B. Gregor                      (c)   197,689          13.0%
Hugh McDaniel                                 5,100            .3%
Robert Lindman                                    0             0%
Pamela Whitney                                    0             0%
                                           --------         ------
All officers and Directors
as a Group (5 persons)                      636,668          41.3%
                                           ========         ======



(a) Unless otherwise noted, all shares shown are held by persons possessing sole voting and investments power with respect to such shares.

(b) Includes 72,857 shares held by Mr. Harvey's wife and children for which Mr. Harvey may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. In addition, 110,000 of the 433,879 share total listed in the table are shares that could be acquired upon the conversion of convertible subordinated debentures. In addition, 10,000 shares are held jointly by Mr. Harvey and his wife.

(c) Includes 8,125 shares held by Mr. Gregor's wife and children for which Mr. Gregor may be deemed to share voting an investment power, but as to which he disclaims beneficial ownership. In addition, 112,564 shares are held jointly by Mr. Gregor and his wife. Also, 35,000 of the 197,689 shares total listed in the table are shares that could be acquired upon exercise of an option and the conversion of convertible subordinated debentures.


                   EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of June 30, 2006, certain information regarding the Company's 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by shareholders on February 22, 1999. The Company has no equity compensation plans which have not been approved by shareholders.

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



ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the years ended June 30, 2006 and 2005, amounts paid for non-audit compliance services to entities related to the Chief Executive Officer were $15,757 and $15,891, respectively. The Company has a month-to-month operating lease from the Chief Executive Officer and total rent expense was $10,250 in fiscal year 2006.


ITEM 13:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The following consolidated financial statements of Oakridge Holdings, Inc. and Subsidiaries, together with the Independent Auditors Report are filed in this report at Exhibit 13, F-1.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2006 and 2005

Consolidated Statements of Operations for Years Ended June 30, 2006 and
2005

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and
2005

Notes to Consolidated Financial Statements



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
(3)   Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1998.



ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees for professional services rendered for the Company by WIPFLI LLP for the years ended June 30, 2006, and 2005, were:

                                2006                  2005

Audit Fees                   $76,466               $57,000
Audit Related Fees                 -                     -
Tax Fees                           -                     -
All Other Fees                     -                     -
                             -------               -------
     Total                   $76,466               $57,000
                             =======               =======


The Audit Fees for the years ended June 30, 2006, and 2005, were for professional services in connection with the audits of the consolidated financial statements of the Company and review of Securities and Exchange Commission quarterly (10-QSB) and yearly filings (10-KSB).

The de minimis exception was not used for any fees paid to WIPFLI LLP. The Audit Committee approved all of the services described above.

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



                                 OAKRIDGE HOLDINGS, INC.


Dated: September 27, 2006        By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chairman Of the Board
                                  of Directors

In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: September 27, 2006         By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 Director


Dated: September 27, 2006         By /s/ Robert B. Gregor
                                 Robert B. Gregor
                                 Secretary
                                 Director


Dated: September 27, 2006         By /s/ Hugh H. McDaniel
                                 Hugh H. McDaniel
                                 Director


Dated: September 27, 2006         By /s/ Robert Lindman
                                 Robert Lindman
                                 Director


Dated: September 27, 2006         By /s/ Pamela Whitney
                                 Pamela Whitney
                                 Director