Form 10QSB
period 2006-09-30
OAKRIDGE HOLDINGS INC
filed 2006-11-09
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

              400 W Ontario St., Chicago, Il, 60610
      (Address of principal executive offices)   (Zip Code)

           (Issuer's telephone number) (952) 994-7651

_________________________________________________________________
     (Former name, former address and former fiscal year,
                 if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. {X}Yes { }No

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  { }Yes {X}No

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                           1,431,503

Transitional Small Business Disclosure Format (Check One):
{ )Yes {X}No


                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


            For the quarter ended September 30, 2006


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2006 (unaudited) and June 30, 2006

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005 (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                September 30,2006   June 30,2006
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                  $818,745     $1,065,463
Receivables                             1,181,307      2,224,018
Inventories:
  Production                            2,477,824      2,486,169
  Cemetery and mausoleum space            565,827        557,911
  Markers, urns & flowers                  22,014         33,818
Deferred income taxes                     157,000        157,000
Other current assets                       92,802         61,168
                                      -----------    -----------
Total current assets                    5,315,519      6,585,547
                                      -----------    -----------


Property, plant and equipment,
at cost                                 5,900,797      5,901,170
 Less accumulated depreciation          3,432,882      3,339,522
                                      -----------    -----------
                                        2,467,915      2,561,648
                                      -----------    -----------
Cemetery perpetual care trusts          4,759,331      4,667,685
                                      -----------    -----------
Preneed trust investments               1,585,377      1,600,148
                                      -----------    -----------
Other assets                              205,124         22,123
                                      -----------    -----------
                                      $14,333,266    $15,437,151
                                      ===========    ===========

             See accompanying notes to the condensed
                consolidated financial statements






PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                September 30,2006   June 30,2006
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $1,325,000     $1,825,000
Accounts payable                          640,114      1,312,602
Deferred revenue                        1,439,009      1,064,524
Other current liabilities                 664,389        794,185
Current maturities of long-
term debt                                 144,388        563,035
                                      -----------    -----------
Total current liabilities               4,212,900      5,559,346
                                      -----------    -----------

Long-term debt                          2,074,604      1,692,726
Deferred income tax
liabilities                               110,000         71,000
Non controlling interest in
perpetual care and trust
investments                             6,344,708      6,267,833
                                      -----------    -----------
Total long-term liabilities             8,529,312      8,031,559
                                      -----------    -----------

STOCKHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated  deficit                    (581,072)      (325,880)
                                      -----------    -----------
Total stockholders' equity              1,591,054      1,846,246
                                      -----------    -----------
                                      $14,333,266    $15,437,151
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

Three Months Ended September 30,             2006           2005
                                       __________     __________
Revenue, net:
  Cemetery                               $768,675       $643,398
  Aviation                              1,195,017      3,228,128
  Interest - Care Funds                    23,176         28,469
  Other                                     7,364          5,029
                                       ----------     ----------
    Total revenue                       1,994,232      3,905,024
                                       ----------     ----------
Operating expenses:
  Cost of aviation sales                1,373,867      3,104,612
  Cost of cemetery sales                  454,918        412,468
  Sales and marketing                     142,345        118,900
  General and administrative              312,520        303,083
                                       ----------     ----------
Total operating expenses                2,283,650      3,939,063
                                       ----------     ----------
Income (loss) from operations           (289,418)       (34,039)

Interest expense                           73,774         66,197
                                       ----------     ----------
Income (loss) from continuing           (363,192)       (100,236)
operations before income taxes

Provision (benefit) for income          (108,000)        (39,000)
taxes
                                       ----------     ----------
Net income (loss)                       $(255,192)     $(61,236)
                                       ==========     ==========

Net income (loss) per common
share - basic                             $(.178)        $(.043)
                                       ==========     ==========
Weighted average number of              1,431,503      1,431,503
common shares outstanding -
basic
                                       ==========     ==========
Net income (loss) per common              $(.178)        $(.043)
shares - diluted
                                       ==========     ==========
Weighted average number of              1,431,503      1,431,503
common shares outstanding -
diluted
                                       ==========     ==========

                  See accompanying notes to the
           condensed consolidated financial statements






PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Three Months Ended September 30,                2006           2005
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                       $(255,192)      $(61,236)
  Adjustments to reconcile net income
(loss) to cash flows from operating
activities:
    Depreciation                              93,360         89,360
    Loss on sale of fixed asset                5,700              -
    Change in accounts receivable          1,042,711        (65,275)
    Change in inventories                     12,233     1,429,592
    Change in other assets                 (214,635)          1,060
    Change in accounts payable             (672,488)    (1,377,674)
    Change in accrued liabilities           283,689       (141,528)
                                          ----------     ----------
Net cash from (used in) operating            295,378      (125,701))
activities
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment        (5,327)       (27,560)
                                          ----------     ----------
Net cash from investing activities           (5,327)       (27,560)
                                          ----------     ----------
Cash flows from financing activities:
  Repayment on long-term debt               (36,769)       (33,361)
  Repayment on short-term borrowing        (500,000)             -
  Proceeds from short-term borrowing               -        300,000
                                          ----------     ----------
Net cash from financing activities         (536,769)       266,639
                                          ----------     ----------
Net increase (decrease) in cash:            (246,718)       113,378

Cash at beginning of period                1,065,463        630,722
                                          ----------     ----------
Cash at end of period                       $818,745       $744,100
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. Operating results for the three-month period ended September 30, 2006 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


Three Months Ended September 30,             2006            2005


Income (loss) from continuing           $(255,192)      $(61,236)
operations

Average shares of common stock          1,431,503       1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be issued               Anti-dilutive
assuming exercise of stock options,
and conversion of convertible
debentures

Additional income from continuing                   Anti-dilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive effect  1,566,503       1,691,503
of stock options and convertible
debentures

Basic earnings per common share from      $(.178)         $(.043)
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

The table below summarizes information about reported segments for the three months ended September 30, 2006 and 2005:


THREE MONTHS ENDED
SEPTEMBER 30, 2006:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $1,201,575    $792,643          $14

Depreciation                      49,860      42,500        1,000

Gross Margin                   (172,292)     337,725           14

Selling Expenses                  69,683      72,662            -

General & Administrative          95,758     141,669       75,093
Expenses

Interest Expense                  54,409       2,551       16,813

Income (loss) before taxes     (275,142)      84,843     (64,892)

Capital Expenditures                 272           -        5,055

Segment assets:
Inventory                      2,477,824     587,841            -
Property, Plant &              1,513,941     946,489        7,485
Equipment
Other Assets                      95,000   6,393,708       45,127




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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flows from operations and the offering of its subordinated debentures. For the first three months of fiscal year 2007, the Company had a decrease in cash of $246,718 compared to a cash increase in the same period in fiscal year 2006 of $113,378. As of September 30, 2006, the Company held cash and cash equivalents of $818,745.During the three month period ended September 30, 2006, the Company recorded a net loss of $255,192. The Company's net cash provided by operating activities was $295,378 in the first three months of fiscal year 2007 compared to net cash used by operating activities of $125,701 in the same period of fiscal year 2006. The increase in net cash provided by operating activities was primarily due to decreases in accounts receivable. Cash flows used in investing activities were $5,327 due to capital expenditures, and net cash used in financing activities was $536,769 due to repayments of short term and long term debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company continues to maintain a good financial position with working capital of $1,102,619 at September 30, 2006, an increase of $76,418 since June 30, 2006. At September 30, 2006, current assets amounted to $5,315,519 and current liabilities were $4,212,900, resulting in a current ratio of 1.27 to 1, which was a slight change from June 30, 2006. Long-term debt was $2,074,604 and stockholders' equity was $1,591,054, at September 30, 2006.

The Company's present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2007 were $5,327, compared with $27,560 during the same period in fiscal year 2006. These investments reflect the Company's continuing program to achieve business growth and to improve productivity. The cemetery purchased software ($272) for the office, and the Company purchased software and hardware for Oakridge Holdings, Inc., the parent company. The Company anticipates that it will spend approximately $500,000 on capital expenditures during the final three quarters of fiscal year 2007, most of the funds will be spent to repair the water leaks at the Oakridge cemetery mausoleum. The Company plans to finance these capital expenditures primarily by borrowing more long term debt.

The Company's book value per share at September 30, 2006 was $1.12, compared with $1.29 at June 30, 2006.

The Company has a $2,500,000 bank line of credit. As of September
30, 2006 there was $1,375,000 outstanding under this facility.

As indicated by the above, the Company's financial position and debt capacity should enable it to meet its current and future requirements despite the need for improved working capital in order for working capital to meet current operating needs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2006, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2007.


RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2007 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2006

CEMETERY OPERATIONS

Cemetery revenue from operations increased $122,227 to $769,467, or 19% over the prior year comparable period revenue of $647,240.
The increase was primarily due to cemetery land sales ($15,919), markers ($13,713), grave liners ($20,158), interment fees
($62,471) and overtime fees ($10,450). All increases were primarily the result of an increase in sales price.

The cemetery gross profit margin increased to 43% in the first quarter of fiscal year 2007, or an increase of 7%, when compared to the corresponding period in fiscal year 2006. The increase was attributable to price increases for all services and goods.

Interest income from cemetery care funds decreased $5,293, or 19%, in the first quarter of fiscal year 2007 when compared to the corresponding period in fiscal year 2006. The decrease was due to decreased rates earned on funds.

Selling expenses as a percentage of sales decreased to 9%, or an decrease of 1% in comparison to the prior year comparable period.
The increase is due to increased sales revenues.

General and administrative expenses decreased $14,526, or 9%, in the first quarter of fiscal year 2007 in comparison to the prior year comparable period. The decrease was primarily due to decrease in legal fees of $14,582.

STINAR

Stinar revenue decreased $2,027,728 to $1,201,575, or 63% from the prior year comparable period revenue of $3,229,303. The decrease was due to the bobtail contract with the United States military expiring on May 30,2006.

Gross profit margin for the aviation ground support equipment business decreased to a negative 14% in the first quarter of fiscal year 2007, or a decrease of 18% when compared to the corresponding period in fiscal year 2006. The decrease was due to a decrease in sales revenue.

Selling expenses for the aviation ground support equipment business as a percentage sales increased to 6%, or an increase of 4% in comparison to the prior year comparable period. The increase was primarily due increased international sales and decrease in total sales revenue.

General and administrative expenses in the first quarter of fiscal year 2007 decreased $9,150, or 9% in comparison to the first quarter of fiscal year 2006. The decrease was primarily due to decreased bank charges and bad debts.

Interest expense in the first quarter of fiscal year 2006 was $54,409, or an increase of $9,694, or 22%, in comparison to the first quarter of fiscal year 2006. The increase was primarily due to increased international sales which cause a greater line of credit balance due to the longer collection time caused by increased shipping days.

OAKRIDGE HOLDINGS, INC.

General and administrative expenses in the first quarter of fiscal year 2007 increased $15,113, or 25%, in comparison to the first quarter of fiscal year 2006. The increase was due to increased audit fees.

Interest expense in the first quarter of fiscal year 2007 was $16,813, or a decrease of $4,669, or 22%, in comparison to the first quarter of fiscal year 2006. The decrease was primarily due to decreased debt under convertible debentures.


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


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is from time to time involved in ordinary course litigation incidental to the conduct of its businesses. The Company believes that none of its pending litigation will have a material adverse effect on the Company's businesses, financial condition or results of operations.


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
          PROCEEDS

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS


The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006:

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


                                   Oakridge Holdings, Inc.

                                   /s/ Robert C. Harvey

                                   Robert C. Harvey
                                   Chief Executive Officer


Date:  November 9, 2006









                        INDEX TO EXHIBITS

DESCRIPTION                             METHOD OF FILING

3(i) Amended and Restated Articles of        (incorporated by
     Incorporation of the Company                 reference)

3(ii)Amended and Superseding By-Laws         (incorporated by
     of the Company, as amended                   reference)

31   Rule 13a-14(a)/15d-14(a)           (filed electronically)
     Certifications

32   Section 1350 Certifications        (filed electronically)