Form 10QSB/A
period 2006-09-30
OAKRIDGE HOLDINGS INC
filed 2006-11-27
CIK 73605

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
                                      ===========    ===========

             See accompanying notes to the condensed
                consolidated financial statements






PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                September 30,2006   June 30,2006
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $1,325,000     $1,825,000
Accounts payable                          640,114      1,312,602
Deferred revenue                        1,439,009      1,064,524
Other current liabilities                 664,389        794,185
Current maturities of long-
term debt                                 552,210        563,035
                                      -----------    -----------
Total current liabilities               4,620,722      5,559,346
                                      -----------    -----------

Long-term debt                          1,666,782      1,692,726
Deferred income tax
liabilities                               110,000         71,000
Non controlling interest in
perpetual care and trust
investments                             6,344,708      6,267,833
                                      -----------    -----------
Total long-term liabilities             8,121,490      8,031,559
                                      -----------    -----------

STOCKHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated  deficit                    (581,072)      (325,880)
                                      -----------    -----------
Total stockholders' equity              1,591,054      1,846,246
                                      -----------    -----------
                                      $14,333,266    $15,437,151
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

The Company continues to maintain a good financial position with working capital of $694,797 at September 30, 2006, a decrease of $333,404 since June 30, 2006. At September 30, 2006, current assets amounted to $5,315,519 and current liabilities were $4,620,722, resulting in a current ratio of 1.15 to 1, which was a slight change from June 30, 2006. Long-term debt was $1,666,782 and stockholders' equity was $1,591,054, at September 30, 2006.

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