Form 10QSB
period 2006-12-31
OAKRIDGE HOLDINGS INC
filed 2007-02-14
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

        400 WEST ONTARIO STREET, CHICAGO, ILLINOIS 60610
      (Address of principal executive offices)   (Zip Code)

           (Issuer's telephone number) (312) 823-8772

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


            For the quarter ended December 31, 2006


                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               December 31, 2006 (unaudited) and June 30, 2006

          (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2006 and 2005 (unaudited) and six months ended December 31, 2006 and 2005 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2006 and 2005 (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                 December 31,2006   June 30,2006
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                  $946,722     $1,065,463
Trade receivables                       1,610,882      2,224,018
Inventories:
  Production                            3,014,257      2,486,169
  Cemetery and mausoleum space            563,249        557,911
  Markers, urns & flowers                  35,578         33,818
Deferred income taxes                      50,000        157,000
Other current assets                       46,222         61,168
                                      -----------    -----------
Total current assets                    6,266,910      6,585,547
                                      -----------    -----------


Property, plant and equipment,
at cost                                 5,930,342      5,901,170
 Allowance for depreciation           (3,526,242)    (3,339,522)
                                      -----------    -----------
                                        2,404,100      2,561,648
                                      -----------    -----------
Cemetery perpetual care trusts          4,835,764      4,667,686
                                      -----------    -----------
Preneed trust investments               1,665,612      1,600,147
                                      -----------    -----------
Other assets                              170,320         22,123
                                      -----------    -----------
                                      $15,342,706    $15,437,151
                                      ===========    ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                 December 31,2006   June 30,2006
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $1,861,000     $1,825,000
Accounts payable                          874,749      1,312,602
Deferred revenue                        1,715,362      1,064,524
Current maturities of long-               561,544        563,035
term debt
Other current liabilities                 477,519        794,185
                                      -----------    -----------
Total current liabilities               5,490,174      5,559,346
                                      -----------    -----------

Long-term deferred taxes                  110,000         71,000
                                      -----------    -----------

Long-term debt                          1,622,110      1,692,726
                                      -----------    -----------
Non-controlling interest in             6,501,376      6,267,833
perpetual care and trust
investments
                                      -----------    -----------

STOCKHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                       2,172,126      2,172,126
Accumulated earnings (deficit)          (553,080)      (325,880)
                                      -----------    -----------
                                        1,619,046      1,846,246
                                      -----------    -----------
                                      $15,342,706    $15,437,151
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             Three Months Ended September     Six Months Ended December 31,
                             30,

                                          2006          2005           2006            2005
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $636,613      $673,721     $1,405,288      $1,317,119
  Aviation                           1,421,768     3,091,707      2,616,785       6,319,835
  Interest-Care Funds                   34,026        26,648         57,202          55,117
  Other                                 36,305        33,375         43,669          38,404
                                    ----------    ----------     ----------      ----------
    Total revenue                    2,128,712     3,825,451      4,122,944       7,730,475
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of aviation sales             1,209,373             2      2,583,240       5,960,524
                                                    ,855,912
  Cost of cemetery sales               436,510       444,217        891,428         856,685
  Sales and marketing                  135,643       114,683        277,988         233,583
  General and administrative           229,395       257,583        541,915         560,666
                                    ----------    ----------     ----------      ----------
Total operating expenses             2,010,921     3,672,395      4,294,571       7,611,458
                                    ----------    ----------     ----------      ----------
Income (loss) from                     117,791       153,056       (171,627)       119,017
operations

Interest expense                        79,949       111,874        153,723         178,071
                                    ----------    ----------     ----------      ----------
Income (loss) before income             37,842        41,182      (325,350)       (59,054)
taxes

Provision for income taxes             (9,850)      (21,000)         98,150          18,000
                                    ----------    ----------     ----------      ----------
Net income (loss)                      $27,992       $20,182     $(227,200)       $(41,054)
                                    ==========    ==========     ==========      ==========

Net income (loss) per common
share - basic                            $.019        $.014         $(.158)         $(.029)
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,431,503     1,431,503      1,431,503       1,431,503
common shares outstanding -
basic
                                    ==========    ==========     ==========      ==========
Net income (loss) per common             $.021        $.012         $(.158)         $(.029)
shares - diluted
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,566,503     1,691,503   Antidilutive    Antidilutive
common shares outstanding -
diluted
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements




PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Six Months Ended December 30,                   2006           2005
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                       $(227,200)      $(41,054)
  Adjustments to reconcile net income
to cash flows from operating
activities:
    Depreciation                             186,720        178,720
    Change in accounts receivable            613,136      (155,467)
    Change in inventories                  (535,186)      1,773,841
    Change in prepaid & other assets        (26,251)       (57,079)
    Change in accounts payable             (437,854)    (1,944,052)
    Change in accrued liabilities            373,173      (124,912)
                                          ----------     ----------
Net cash from (used) operating              (53,462)      (370,003)
activities
                                          ----------     ----------
Cash flows from investing activities:
  Purchase of property and equipment        (29,172)       (41,679)
                                          ----------     ----------
Net cash from investing activities          (29,172)       (41,679)
                                          ----------     ----------
Cash flows from financing activities:
  Change in long-term debt                  (72,107)       (63,865)
  Change in note payable bank                      -              -
  Proceeds from short term debt               36,000        300,000
                                          ----------     ----------
Net cash from financing activities          (36,107)        236,135
                                          ----------     ----------
Net increase (decrease) in cash:           (118,741)      (175,547)

Cash at beginning of period                1,065,463        630,722
                                          ----------     ----------
Cash at end of period                       $946,722       $455,175
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                        OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. Operating results for the six-month period ended December 31, 2006 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


Six Months Ended December 31,                 2006           2005


Income (loss) from continuing           $(227,200)      $(41,054)
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be        Antidilutive   Antidilutive
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing     Antidilutive   Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive       Antidilutive   Antidilutive
effect of stock options and
convertible debentures

Basic earnings (loss) per common           $(.158)        $(.029)
share from continuing operations

Diluted earnings (loss) per common         $(.158)        $(.029)
share from continuing operations



3.   ACCOUNTING FOR INCOME TAX UNCERTAINTIES

In June 2006, the FASB Interpretation No. 48 (FIN48), " Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on our financial statements.


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

The table below summarizes information about reported segments for the three months and six months ended December 31, 2006 and 2005:



SIX MONTHS ENDED
DECEMBER 31, 2006:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $2,650,754 $1,469,964     $2,226     $4,122,944

Depreciation          99,720     85,000      2,000        186,720

Gross Margin          67,514    578,536      2,226        648,276

Selling Expenses     164,053    113,935          -        277,988

General &            141,239    274,617    126,059        541,915
Administrative
Expenses

Interest Expense     115,789      4,617     33,317        153,723

Income (loss)      (353,567)    185,367  (157,150)      (325,350)
before Taxes

Capital              (2,984)     27,101      5,055         29,172
Expenditures

Segment assets
at 12/31/06:
Inventory          3,014,257    598,827          -      3,613,084
Property, Plant    1,466,525    931,090      6,485      2,404,100
& Equipment



THREE MONTHS ENDED
DECEMBER 31, 2006:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $1,449,179   $677,321     $2,212     $2,128,712

Depreciation          49,860     42,500      1,000         93,360

Gross Margin         239,806    240,811      2,212        482,829

Selling Expenses      94,370     41,273          -        135,643

General &             45,481    132,948     50,966        229,395
Administrative
Expenses

Interest Expense      61,380      2,066     16,504         79,950

Income (loss)         38,575     64,524   (66,257)         37,842
before Taxes

Capital              (3,256)     27,101          -         23,845
Expenditures




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

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. For the first six months of fiscal year 2007, the Company had a decrease in cash of $118,741 compared to a cash decrease in the same period in fiscal year 2006 of $175,547. As of December 31, 2006, the Company had no cash equivalents.

During the six month period ended December 31, 2006, the Company recorded a net loss after taxes of $227,200. The Company's net cash used in operating activities was $53,462 in the first six months of fiscal year 2007 compared to net cash used in operating activities of $370,003 in the same period in fiscal year 2006. The decrease in net cash used in operating activities was primarily due to a decrease in accounts receivable and payment of accounts payable. During the first six months of fiscal 2007, cash used in investing activities was $29,172 due to capital expenditures, and net cash used for financing activities was $36,107 due to repayment of debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $776,736 at December 31, 2006, a decrease of $249,465 from June 30, 2006. The decrease was primarily due to reductions in accounts receivable, accounts payable and debt becoming due. Current assets amounted to $6,226,910 and current liabilities were $5,490,174, resulting in a current ratio of 1.13 to 1, which represented a decrease of 0.05 since June 30, 2006. Long-term debt was $1,622,110 and equity was $1,619,046 at December 31, 2006.

Capital expenditures for the first six months of fiscal year 2007 were $29,172 compared with $41,679 for the same period in fiscal year 2006. The investments reflect the Company's upgrade of computers and software for Oakridge Holdings, Inc. and a chassis and heating equipment for the cemetery business. The Company anticipates that it will spend approximately $500,000 on capital expenditures during the final two quarters of fiscal year 2007 on the cemetery mausoleum. The Company plans to finance these capital expenditures primarily with cash flow from operations and bank debt.

The Company has a bank line of credit for $2,500,000. As of December 31, 2006 there was $1,861,000 outstanding under this facility.

The Company believes that its financial position and debt capacity should enable it to meet its current and future capital requirements.


INFLATION

Because of the relatively low levels of inflation experienced during the first half of this fiscal year, and as of December 31, 2006, inflation did not have a significant effect on the Company's results in the first six months of fiscal year 2007.


RESULTS OF OPERATIONS
FIRST SIX MONTHS OF FISCAL YEAR 2007
COMPARED WITH FIRST SIX MONTHS OF FISCAL YEAR 2006

Cemetery Operations:

Revenue for the six months ended December 31, 2006 was $1,469,964, or an increase of $93,766 or 7%, when compared to the six months ended December 31, 2005. The increase was primarily due to increased sales of cemetery markers ($76,000), and grave liners ($30,000).

Cost of sales in relation to sales for the six months ended December 31, 2006 was $891,428, or an increase of $34,743, or 4%, compared to the six months ended December 31, 2005. The decrease was primarily due increased sales of markers and grave liners.

Gross profit for the six months ended December 31, 2005 was $578,536, or an increase of $59,023, or 11%, when compared to the six months ended December 31, 2005. The increase in gross profit was caused by increased sales, and continued control of expenditures for repairs and maintenance.

Selling expenses for the six months ended December 31, 2006 were $113,935, or a decrease of $14,490, or 11%, when compared to the six months ended December 31, 2005. The decrease was due to having one less full time sales employee.

General and administrative expenses for the six months ended December 31, 2006, were $274,617, or a decrease of $2,079 or .7%, when compared to the six months ended December 31, 2005. The decrease was immaterial.

Holding Operations:

Revenue for the six months ended December 31, 2006 was immaterial.

General and administrative expenses for the six months ended December 31, 2006 were $126,059, or an increase of $12,928, or 11%, when compared to the six months ended December 31, 2006. The increase was primarily due to increased professional fees.

Interest expense for the six months ended December 31, 2006 was $33,317, or a decrease of $13,813 or 29%, when compared to the six months ended December 31, 2005. The decrease was primarily due to less debt caused by the repayment of $250,000 of debentures.

Stinar Operations:

Revenue for the six months ended December 31, 2006 was $2,650,754, or a decrease of $3,703,497, or 58%, when compared to the six months ended December 31, 2005. The decrease was primarily due to Stinar no longer having the United States military contract related to the sale of bobtails.

Cost of sales as a percentage of sales for the six months ended
December 31, 2006, was 97%, or an increase of 3%, when compared to the six months ended December 31, 2005. The increase in cost of sales was primarily due to an increase in health insurance, utilities and fuel costs.

Selling expenses for the fist six months ended December 31, 2006, were $164,053, or a increase of $58,895, or 56%, when compared to the six months ended December 31, 2005. The increase was primarily due to sales commissions paid to international agents.

General and administrative expenses for the six months ended December 31, 2006, were $141,239, or a decrease of $29,600, or 17%, when compared to six months ended December 31, 2005. The decrease was primarily due to less bank charges related to letters of credit, performance bonds and bid bonds.

Other expenses, which consist of interest expense, for the six months ended December 31, 2006, were $115,789, or a decrease of $14,825, or 11%, when compared to the six months ended December 31, 2005. The decrease was due to less chassis inventory on hand and related interest costs associated with the chassis inventory.


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2006
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2005

Cemetery Operations:

Revenue for the three months ended December 31, 2006 was $677,321, or a decrease of $23,168, or 3%, when compared to the three months ended December 31, 2005. The decrease was primarily due to a decrease in sales in November and December due to rising fuel costs and other economic conditions.

Cost of sales for the three months ended December 31, 2006 was $436,510, or a decrease of $24,604 or 6%, when compared to the three months ended December 31, 2005. The decrease was primarily due to a decrease in seasonal employees working hours.

Gross profit for the three months ended December 31, 2006 was 35%, or an decrease of 6%, when compared to the three months ended December 31, 2005. The decrease was due to decrease in sales.

Selling expenses for the three months ended December 31, 2006 were $41,273, or a decrease of $22,098, or 35%, when compared to the three month period ended December 31, 2005. The decrease was primarily due to less pre-need sales and one less full time sales employee and related benefits associated with the employee.

General and administrative expenses for the three months ended
December 31, 2006 were $132,948, or an increase of $12,447, or 10%, when compared to the three months ended December 31, 2005. The increase was primarily due to the payment of back real estate taxes on a parcel of land the Company previously believed was owned by the City of Hillside, Illinois.

Holding Operations:

Revenue for the three months ended December 31, 2006 was immaterial.

General and administrative expenses for the three months ended
December 31, 2006 were $50,966, or a decrease of $2,185, or 4%, when compared to the three months ended December 31, 2005. The decrease was primarily due to lower professional fees.

Interest expense for the three months ended December 31, 2006 was $16,504, or an decrease of $9,144, or 36%, when compared to the three months ended December 31, 2005. The decrease was primarily due to less debt.

Stinar Operations:

Revenues for the three months ended December 31, 2006 were $1,449,179, or a decrease of $1,675,769, or 54%, when compared to the three months ended December 31, 2005. The decrease in revenue was primarily due the expiration of the United States military contract for the bobtails.

Cost of sales for the three months ended December 31, 2006, was $1,209,373, or a decrease of $1,646,539, or 58%, when compared to the three months ended December 31, 2005. The decrease was primarily related to the decrease in sales and related costs.

Gross profit for the three months ended December 31, 2006 was $239,806, or a decrease of $29,230, or 11%, when compared to the three month period ended December 31, 2005. The gross profit margin decrease was due to less sales to cover related fixed over head costs.

Selling expenses for the three months ended December 31, 2006, were $94,379, or an increase of $43,058, or 84%, when compared to the three months ended December 31, 2005. The increase was primarily due to greater international sales commissions paid to international agents.

General and administrative expenses for the three months ended
December 31, 2005 were $45,481, or a decrease of $38,450, or 46%, when compared to the three months ended December 31, 2005. The decrease was primarily due to one less full time engineer, one less drafter and related benefits associated with full time employees.

Interest expense for the three months ended December 31, 2006 was $61,380, or a decrease of $24,519, or 29%, when compared to the three months ended December 31, 2004. The decrease was attributable to lower debt levels with Ford Motor credit.


ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 993,409 shares of common stock, or 74% of shares outstanding, were represented at the annual meeting of shareholders on December 15, 2006 at Faegre & Benson LLP, 2200 Wells Fargo Center, 90 South Seventh Street, Minneapolis, Minnesota.

Elected as directors of the Company, each receiving a minimum of 984,568 votes were:

     984,568        Robert C. Harvey
     984,568        Robert B. Gregor
     984,568        Hugh McDaniel
     984,568        Pamela Whitney
     984,568        Robert Lindman

In addition, the shareholders ratified the appointment of Wipfli, LLP as the independent auditors of the Company for 2007. The vote was 984,959 in favor; 6,125 against; and 2,325 abstaining.


ITEM 5.   OTHER INFORMATION

          Not applicable.


ITEM 6.   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ending December 31, 2006:

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


Date:  February 14, 2007

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