Form 10QSB
period 2007-03-31
OAKRIDGE HOLDINGS INC
filed 2007-05-14
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

          [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Or

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

       400 W. ONTARIO ST., #1003, CHICAGO, ILLINOIS 60610
      (Address of principal executive offices)   (Zip Code)

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

         1,431,503 shares as of the date of this report

Transitional Small Business Disclosure Format (Check One):
{ )Yes {X}No




                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


              For the quarter ended March 31, 2007


                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               March 31, 2007 (unaudited) and June 30, 2006

          (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006
               (unaudited) and nine months ended March 31, 2007 and 2006 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 and 2006
               (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                    March 31,2007   June 30,2006
                                      (Unaudited)
                                _________________   ____________
Cash & cash equivalents                $1,061,642     $1,065,463
Trade receivables                       1,154,605      2,224,018
Inventories:
  Production                            3,261,669      2,486,169
  Cemetery and mausoleum space            576,070        557,911
  Markers, urns & flowers                  32,128         33,818
Deferred income taxes                     258,000        157,000
Other current assets                       46,744         61,168
                                      -----------    -----------
Total current assets                    6,390,858      6,585,547
                                      -----------    -----------


Property, plant and equipment,
at cost                                 5,979,555      5,901,170
 Allowance for depreciation           (3,619,602)    (3,339,522)
                                      -----------    -----------
                                        2,359,953      2,561,648
                                      -----------    -----------

Cemetery perpetual care                 4,917,993      4,667,685
                                      -----------    -----------
Preneed trust investments               1,727,913      1,600,148
                                      -----------    -----------
Deferred assets                            39,000              -
                                      -----------    -----------
Other assets                               23,849         22,123
                                      -----------    -----------

                                      $15,459,566    $15,437,151
                                      ===========    ===========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES
                                    March 31,2007   June 30,2006
                                      (Unaudited)
                                    _____________  _____________
Notes payable bank                     $1,861,000     $1,825,000
Accounts payable                          654,149      1,312,602
Deferred revenue                        1,766,253      1,064,524
Current maturities of long-               530,427        563,035
term debt
Other current liabilities                 656,775        794,185
                                      -----------    -----------
Total current liabilities               5,468,604      5,559,346
                                      -----------    -----------

Deferred income tax liabilities           110,000         71,000
Long-term debt                          1,624,274      1,692,726
                                      -----------    -----------
Total long-term liabilities             1,734,274      1,763,726
                                      -----------    -----------

Non-controlling interest in             6,645,906      6,267,833
perpetual care and trust
investments
                                      -----------    -----------

SHAREHOLDERS' EQUITY
Common stock & additional
  paid-in-capital                       2,172,126      2,172,126
Accumulated (deficit)                   (561,344)      (325,880)
                                      -----------    -----------
                                        1,610,782      1,846,246
                                      -----------    -----------

                                      $15,459,566    $15,437,151
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Three Months Ended March 31,    Nine Months Ended March 31,

                                          2007          2006           2007            2006
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $582,440      $542,915     $1,987,728      $1,860,034
  Aviation                           1,746,703     3,097,000      4,363,488       9,416,835
  Interest-Care Funds                   39,686        27,674         96,888          82,791
  Other                                 18,543        36,838         62,212          75,242
                                    ----------    ----------     ----------      ----------
    Total revenue                    2,387,372     3,704,427      6,510,316      11,434,902
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of aviation sales             1,575,910             3      4,159,150       9,062,635
                                                    ,102,111
  Cost of cemetery sales               455,446       423,390      1,346,874       1,280,075
  Sales and marketing                  107,265        91,046        385,253         324,629
  General and administrative           211,169       272,281        753,084         832,947
                                    ----------    ----------     ----------      ----------
Total operating expenses             2,349,790     3,888,828      6,644,361      11,500,286
                                    ----------    ----------     ----------      ----------
Income (loss) from                      37,582      (184,401)     (134,045)        (65,384)
operations

Interest expense                      (49,696)      (62,592)      (203,419)       (240,663)
                                    ----------    ----------     ----------      ----------
Income (loss) before income           (12,114)     (246,993)      (337,464)       (306,047)
taxes

Provision for income taxes               3,850      102,000         102,000        120,000
                                    ----------    ----------     ----------      ----------
Net income (loss)                     $(8,264)    $(144,993)     $(235,464)      $(186,047)
                                    ==========    ==========     ==========      ==========

Net income (loss) per common
share - basic                          $(.006)       $(.101)        $(.165)         $(.130)
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,431,503     1,431,503      1,431,503       1,431,503
common shares - basic
                                    ==========    ==========     ==========      ==========
Net income (loss) per common           $(.006)       $(.101)        $(.165)         $(.130)
shares - diluted
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,431,503     1,431,503      1,431,503       1,431,503
common shares - diluted
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements




PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Nine Months Ended March 31,                     2007           2006
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                       $(235,464)     $(186,047)
  Adjustments to reconcile net income
(loss) to cash flows from operating
activities:
    Depreciation                             280,080        268,080
    Change in accounts receivable          1,069,413      (176,918)
    Change in inventories                  (791,969)      1,229,592
    Change in deferred income taxes        (101,000)              -
    Change in taxes receivable                     -      (120,000)
    Change in prepaid & other assets          12,698       (21,276)
    Change in accounts payable             (658,453)    (1,373,840)
    Change in accrued liabilities            564,319        115,819
                                          ----------     ----------
Net cash from (used in) operating            139,624      (264,590)
activities
                                          ----------     ----------
Cash flows from (used in) investing
activities:
  Purchase of property and equipment        (78,385)      (124,037)
                                          ----------     ----------
Net cash from (used in) investing           (78,385)      (124,037)
activities
                                          ----------     ----------
Cash flows from (used in) financing
activities:
  Change in long-term debt                 (101,060)       (64,595)
  Change in note payable - bank                    -              -
  Proceeds from short term debt               36,000        600,000
                                          ----------     ----------
Net cash from (used in) financing           (65,060)        535,405
activities
                                          ----------     ----------
Net increase (decrease) in cash:             (3,821)        146,778

Cash at beginning of period                1,065,463        630,722
                                          ----------     ----------
Cash at end of period                     $1,061,642       $777,500
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. Operating results for the nine-month period ended March 31, 2007 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

Nine Months Ended March 31,                   2007           2006


Income (loss) from continuing           $(235,464)     $(186,047)
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be        Antidilutive   Antidilutive
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing     Antidilutive   Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive       Antidilutive   Antidilutive
effect of stock options and
convertible debentures

Basic earnings (loss) per common           $(.165)        $(.030)
share from continuing operations

Diluted earnings (loss) per common         $(.165)        $(.030)
share from continuing operations


3.   ACCOUNTING FOR INCOME TAX UNCERTAINTIES

In June 2006,the FASB Interpretation No. 48 (FIN48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. We are currently evaluating what impact, if any, this statement will have on our financial statements.


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

The table below summarizes information about reported segments for the three months and nine months ended March 31, 2007 and 2006:


THREE MONTHS ENDED
MARCH 31, 2007:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $1,759,669   $628,161      $(458)    $2,387,372

Depreciation          49,860     42,500      1,000         93,360

Gross Margin         183,718    159,206       (458)       342,466

Selling Expenses      64,031     43,234          -        107,265

General &             77,535    101,280     32,354        211,169
Administrative
Expenses

Interest Expense      31,233      1,801     16,662         49,696

Income (loss)         10,960     26,400   (49,474)       (12,114)
before Taxes

Capital                3,960     45,253          -         49,213
Expenditures



NINE MONTHS ENDED
MARCH 31, 2007:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $4,410,423 $2,098,125     $1,768     $6,510,316

Depreciation         149,580    127,500      3,000        280,080

Gross Margin         251,232    737,742      1,768        990,742

Selling Expenses     228,084    157,169          -        385,253

General &            218,774    375,897    158,413        753,084
Administrative
Expenses

Interest Expense     147,022      6,418     49,979        203,419

Income (loss)      (342,607)   211,767   (206,624)      (337,464)
before Taxes

Capital                  976     72,354      5,055         78,385
Expenditures

Segment Assets
  Inventory        3,261,669    608,198          -      3,869,867
  Property,
    plant &
    equipment      1,420,625    933,843      5,485      2,359,953



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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowings, cash flow from operations and the offering of its subordinated debentures. For the first nine months of fiscal year 2007, the Company had a decrease in cash of $3,821 compared to a cash increase in the same period in fiscal year 2006 of $146,778. As of March 31, 2007, the Company had no cash equivalents.

     During the nine month period ended March 31, 2007, the Company recorded a net loss after taxes of $235,464. The Company's net cash from operating activities was $139,624 in the first nine months of fiscal year 2007 compared to net cash used for operating activities of $264,590 in the same period in fiscal year 2006. The increase in net cash from operating activities was primarily due to a increase in the collections of accounts receivable. Cash flow used in investing activities was $78,385 due to capital expenditures, and net cash used for financing activities was $65,060 to reduce debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

     The Company had working capital of $922,254 at March 31, 2007, a decrease of $103,947 from June 30, 2006. The decrease was primarily due to reductions of accounts payable, which was offset by the reduction in accounts receivable. Current assets amounted to $6,390,858 and current liabilities were $5,468,604, resulting in a current ratio of 1.17 to 1, which represented an decrease of .01 since June 30, 2006. Long-term debt was $1,734,274 and equity was $1,610,782 at March 31, 2007.

     Capital expenditures for the first nine months of fiscal year 2007 were $78,385 compared with $124,037 for the same period in fiscal year 2006. The decrease in investments reflects the Company's concern with the economic conditions of the aviation industry. The Company anticipates that it will spend approximately $500,000 on capital expenditures during the final quarter of fiscal year 2007 on the cemetery mausoleum. The Company will be able to finance these capital expenditures primarily with cash flow from operations and bank debt.

     The Company has a bank line of credit for $2,500,000. As of March 31, 2007 there was $1,861,000 outstanding under this facility.

     As indicated by the above, the Company believes that its financial position and debt capacity should enable it to meet its current and future capital requirements.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of March 31, 2007, inflation did not have a significant effect on the Company's results in the first nine months of fiscal year 2007.


RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL YEAR 2007
COMPARED WITH NINE MONTHS OF FISCAL YEAR 2006

Cemetery Operations:

Revenue for the nine months ended March 31, 2007 was $2,098,125, an increase of $221,188, or 12%, when compared to the nine months ended March 31, 2006. The increase is primarily due to increased earnings from the perpetual care trusts, and increased sales of markers and grave liners.

Cost of sales in relation to sales for the nine months ended March 31, 2007 was $1,346,874, an increase of $66,799, or 5%, compared to the nine months ended March 31, 2006. The increase is primarily due to the increased cost of overtime for weekend burials, propane costs for grave heaters, gas and oil to operate ground vehicles, and utilities expenses.

Gross profit for the nine months ended March 31, 2007 was $737,742, or an increase of $157,783 or 27%, when compared to the nine months ended March 31, 2006. The increase in gross profit was primarily due to increased sales prices. Gross profit percentage in relation to sales increased 4%, when compared to fiscal period March 31, 2006.

Selling expense for the nine months ended March 31, 2007 was $157,169, or a decrease of $27,885, or 15%, when compared to the nine months ended March 31, 2006. The decrease was due to commissions paid on pre-need sales and an increase in funeral director sales on which no commissions are paid.

General and administrative expenses for the nine months ended
March 31, 2007, were $375,897, a decrease of $3,767, or 1%, when compared to the nine months ended March 31, 2006. The decrease was immaterial.

Interest expense for the nine months ended March 31, 2007 was $6,418, an increase of $1,093, or 21%, when compared to the nine months ended March 31, 2007. The increase was due to the financing of a new backhoe and wood chipper for the grounds.

Holding Operations:

Revenue for the nine months ended March 31, 2007 was immaterial and included a slight decrease due to a temporary decrease in investments.

General and administrative expenses for the nine months ended
March 31, 2007 were $158,413, a decrease of $12,480, or 7%, when compared to the nine months ended March 31, 2006. The decrease was primarily due to decreased legal fees.

Interest expense for the nine months ended March 31, 2007 was $49,979, a decrease of $8,851, or 15%, when compared to the nine months ended March 31, 2006. The decrease was due to lower bank debt balances and outstanding debentures.

Stinar Operations:

Revenues for the nine months ended March 31, 2007 were $4,410,423, a decrease of $5,062,635, or 53%, when compared to the nine months ended March 31, 2006. The decrease was primarily due to Stinar no longer having the United States military contract related to the sales of bobtails.

Cost of sales in relation to sales for the nine months ended March 31, 2007, was 94%, a decrease of 3%, when compared to the nine months ended March 31, 2006. The increase in gross profit margin was due to the selling of equipment to maintain the airplanes and less sales of equipment to service and load the airplanes.

Selling expenses for the first nine months ended March 31, 2007, were $228,084, an increase of $88,509, or 63%, when compared to the nine months ended March 31, 2006. The increase was primarily due to sales commissions paid to international agents.

General and administrative expenses for the nine months ended March 31, 2007, were $218,774, a decrease of $63,616, or 23%, when compared to the nine months ended March 31, 2006. The decrease was primarily related to less bank charges related to letters of credit, performance bonds and bid bonds and small decreases in most general and administrative expense categories.

Other expenses, which consist of interest expense, for the nine months ended March 31, 2007, were $147,022, or a decrease of $29,486, or 17%, when compared to the nine months ended March 31, 2006. The decrease was primarily due to less debt outstanding.


RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

Cemetery Operations:

Revenues,including care fund income, for the three months ended March 31, 2007 were $628,161, an increase of $127,422, or 25%, when compared to three months ended March 31, 2006. The increase was primarily due to increased sales of markers, grave liners, greater earnings from perpetual care trusts and increased case loads from funeral directors.

Cost of sales for the three months ended March 31, 2007 was $455,446, an increase of $32,056, or 8%, when compared to the three months ended March 31, 2006. The increase was primarily due to increased cost of overtime for weekend burials, propone costs for grave heaters, cost to heat the mausoleums, gas to operate the ground vehicles, and utilities expenses.

Gross profit for the three months ended March 31, 2007 increased
2% when compared to the three months ended March 31, 2006. The increase is immatetrial.

Selling expenses for the three months ended March 31, 2007 were $43,234, a decrease of $13,395, or 24%, when compared to the three month period ended March 31, 2006. The decrease was primarily due to increased sales with funeral directors in which no commissions are paid.

General and administrative expenses for the three months ended
March 31, 2007 were $101,280, a decrease of $1,688, or 2%, when compared to the three months ended March 31, 2006. The decrease was immaterial.

Holding Operations:

Revenue for the three months ended March 31, 2007 is immaterial.

General and administrative expenses for the three months ended
March 31, 2007 were $32,354, a decrease of $25,408, or 44%, when compared to the three months ended March 31, 2007. This decrease was primarily due to decreased legal fees.

Interest expense for the three months ended March 31, 2007 was $16,662, an increase of $4,962, or 42%, when compared to the three months ended March 31, 2006. The increase was due to the timing of debt payments from the lender.

Stinar Operations:

Revenues for the three months ended March 31, 2007 were $1,759,669, a decrease of $1,359,138, or 44%, when compared to the three months ended March 31, 2006. The decrease in revenue was primarily due to Stinar no longer having the United States military contract related to the sale of bobtails.

Cost of sales for the three months ended March 31, 2007, was $1,575,910, a decrease of $1,526,201, or 49%, when compared to the three months ended March 31, 2006. The decrease was primarily due to a decrease in chassis purchased as a result of Stinar no longer having the bobtail contract with the United States military.

Gross profit for the three months ended March 31, 2007 was $183,718, an increase of $223,245, or 100%, when compared to the three month period ended March 31, 2006. The gross profit margin was 8% in the third quarter of fiscal year 2007 an increase of 9%, when compared to the three months ended March 31, 2006. The increase was primarily due to building equipment which maintains airplanes and the expired bobtail contract.

Selling expense for the three months ended March 31, 2007, was $64,031, an increase of $29,614, or 86%, when compared to the three months ended March 31, 2006. The increase was primarily due to greater commissions paid to international agents.

General and administrative expenses for the three months ended March 31, 2007 were $77,535, a decrease of $34,016, or 30%, when compared to the three months ended March 31, 2006. The decrease was primarily related to less bank charges, and a small decrease in most general and administrative expenses.

Interest expense for the three months ended March 31, 2006 was $31,233, a decrease of $14,661, or 32%, when compared to the three months ended March 31, 2006. The decrease was primarily due to less debt.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS


The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ending March 31, 2007:

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


Date:  May 14, 2007



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