Form 10KSB
period 2007-06-30
OAKRIDGE HOLDINGS INC
filed 2007-09-27
CIK 73605

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2007

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

                              (312) 823-8772
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

     The issuer's revenues for its fiscal year ended June 30, 2007 were $8,216,424.

     The aggregate market value of the voting stock held by non-affiliates on September 15, 2007, was approximately $894,689, based on the average of the bid and asked price of such stock.

     The number of shares outstanding of Registrant's common stock on September 15, 2007, was 1,431,503.

     Transitional Small Business Disclosure Format. Yes{ } No{x}








                             TABLE OF CONTENTS

                                  Part I

Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                  Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Management Discussion and Analysis of Financial Condition and Results of Operations
Item 7.   Financial Statements
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.  Controls and Procedures
Item 8B.  Other Information

                                 Part III

Item 9.   Directors, Executive Officers and Corporate Governance;
          Compliance with Section 16(a) of the Exchange Act
Item 10.  Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.  Certain Relationships and Related Transactions, and Director
          Independence
Item 13.  Exhibits and Financial Statement Schedules
Item 14.  Principal Accountant Fees and Services



















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

The Cemeteries that we operate are located outside of Chicago, Illinois. According to the United States Bureau of the Census, this area has a large population over age 50, which represents a principal target market for our pre-need sales program as well as at-need sales.

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

Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies and airports. These products are sold and marketed through our technically oriented sales staff as well as through independent distributors and sales representatives. Approximately 18% of Stinar's revenues in the year ended June 30, 2007, were generated by contracts with the U.S. military.

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

Together the cemeteries comprise 176.7 total acres of real estate, of which
12.8 acres are used for interior roads and other improvements. The remaining 163.9 acres contain 137,000 burial plots of which 29,974 are in inventory, with 975 niches and 3,190 crypts, of which 129 niches and 333 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 20 and 30 year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing interment services, burial plots and crypts, the Company sells cremation services and has a chapel in the mausoleum.


                             CEMETERY INDUSTRY

Cemetery companies provide products and services to families in two principal areas: (i) disposition of remains, either through burial or cremation; and (ii) memorialization, generally through monuments, markers or inscriptions. The cemetery industry in the United States is characterized by the following fundamental attributes:

OVERVIEW: The United States death care industry is estimated to have generated approximately $13 billion of revenue in 2003 of which small family-owned businesses represent approximately 80%. During most of the 1990's, there was a trend of family-owned businesses consolidating with larger organizations. However, this trend slowed in the late 1990's and the industry continues to be characterized by a larger number of locally-owned, independent operations. There are approximately 10,500 cemeteries in the United States. The market share of a single cemetery in any community is a function of the name, reputation, and location of the cemetery, although competitive pricing, professional service and attention, and well-maintained grounds are important.

HERITAGE AND TRADITION. Cemetery businesses have traditionally been transferred to successive generations within a family and in most cases have developed a local heritage and tradition that afford an established cemetery a local franchise and provide the opportunity for repeat business. In addition, an established firm's backlog of pre-need cemetery and mausoleum spaces provides a base of future revenue. In many cases, personnel who have left public companies start these new independent businesses or family-owned businesses. Often, such businesses are attempting to build market share by competing on price rather than heritage and tradition.

NEED FOR PRODUCTS AND SERVICES; INCREASING NUMBER OF DEATHS. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady pace over the long term as the baby boom generation becomes older. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase from approximately 2.4 million in 2004 to 302 million in 2025. Moreover, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population 50 years of age or older is expected to increase from 76.1 million in 2000 to 97.1 million in 2010. The Company believes that the aging of the population is particularly important because it expands the Company's target market for pre-need services and merchandise as older persons, especially those over 50 years of age, are most likely to make pre-need cemetery arrangements.

PRE-NEED MARKETING. In addition to sales at the time of death or on an "at-need" basis, death care products and services are being sold prior to the time of death or on a "pre-need" basis. We are actively marketing such products and services, which provide a backlog of future services.

DEMAND FOR CREMATION. In recent years, there has been a steady growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represent approximately 10% of the burial market in 1980, approximately 29% in 2003, and are projected at 57.3% for 2025. According to the latest industry studies available, cremations will increase by approximately 1% annually from 2004 to 2010. The trend toward cremations has been a significant concern because cremations have typically included few, if any, additional products and services other than cremation itself. In addition, almost all funeral homes in the Chicago area now provide basic cremation services and they provide a full range of merchandise and services to families choosing cremation. This trend of increasing cremations is expected to continue into the future and at present time the percentage or deaths cremated in Illinois is 33.6% or a 81.9% increase since 2005.

INDUSTRY CONSOLIDATION. The past decade witnessed a trend of family-owned businesses consolidating with larger organizations. Primarily public companies sought to benefit from economies of scale, improved managerial control, effective strategic planning and greater financial resources.

IMPORTANCE OF TRADITION; BARRIERS TO ENTRY. We believe it is difficult for new competitors to enter existing markets successfully by opening new cemeteries. Entry into the cemetery market can be difficult due to several factors. Because families tend to return to the same cemetery for multiple generations to bury family members, it is difficult for new cemeteries to attract families. In addition, mature markets, including the metropolitan area where our cemeteries are located, are served by an adequate number of existing cemeteries with sufficient land for additional plots, whereas land for new cemetery development is often scarce and expensive. Regulatory complexities and zoning restrictions also make entry into the cemetery market difficult. Also, development of a new cemetery usually requires a significant capital investment that takes several years to produce a return.

RISKS RELATED TO THE CEMETERY BUSINESS: To compete successfully, the Company must maintain a good reputation and high professional standards in the industry as well as offer attractive products and services at competitive prices. In addition, the Company must market itself in such a manner as to distinguish itself from its competitors. Cemeteries have historically experienced price competition from independent and large public company cemeteries, monument dealers, and other non-traditional companies of services and products. The intense competition the Company faces may, at some time in the future, require the Company to reduce prices (and thereby its profit margins) to retain or recapture market share. If the Company is unable to successfully compete, its financial condition, results of operations and cash flows could be materially and adversely affected.

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

The costs of operating and maintaining the Company's facilities, land and equipment, regardless of the number of interments performed, are fixed. Because the Company cannot necessarily decrease the costs when it experiences lower sales volumes, a decline in sales may cause gross margins, profits and cash flows to decline at a greater rate than a decline in revenue.


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

Stinar sells its products to airports, airlines, and government and military customers in the United States. Non-governmental domestic sales comprise approximately 47%, government and military sales approximately 18%, and international sales approximately 35% of Stinar's annual revenues.

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


                     AVIATION GROUND SUPPORT INDUSTRY

GOVERNMENT CONTRACTS. Contracts with the U.S. government are subject to special laws and regulations, noncompliance with which could result in various sanctions.

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

SIZE AND GROWTH TRENDS. The aviation ground support industry will be taking on the characteristics of a shrinking and declining industry over the next couple of years. Given the weakness of the four main indicators (aircraft movements, aircraft delivery rates, price of fuel and airport construction/capacity improvement) of the industry's health, as well as the continuing decline in markets for import and export, the world market for purchases of new aviation ground support equipment is expected to decline drastically due to most airlines downsizing operations and many large domestic carriers having filed for bankruptcy protection. *[Note: Consider if this is currently accurate - the Company has indicated in this 10-KSB and last year's 10-KSB that Stinar is hiring due to improvements in economic conditions in the aviation industry.]

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


For the fiscal years ended June 30,        2007        2006

Revenues:
(1) Aviation                          5,243,024 $12,991,069
(2) Cemetery                          2,973,400   2,705,499

Operating profit:
(1) Aviation                          (427,599)     411,502
(2) Cemetery                            311,044     123,643

Identifiable assets:
(1) Aviation                          8,022,933   6,488,480
(2) Cemetery                         12,281,359  11,325,598



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


                    COMPLIANCE WITH ENVIRONMENTAL LAWS

CEMETERY OPERATIONS
The Company's operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the state of Illinois and Cook County. On a continuing basis, management business practices are designed to assess and evaluate environmental risks and, when necessary, conduct appropriate corrective measures. Liabilities are recorded when known or considered probable and reasonably estimable.

The Company provides for environmental liabilities using its best estimates, but actual environmental liabilities could differ significantly from these estimates.

STINAR CORPORATION
Stinar owns a 43,271 square foot manufacturing facility located on approximately 7.875 acres of land (the "Stinar Facility") in an industrial park in Eagan, Minnesota, a suburb of St. Paul, Minnesota. Prior to the acquisition of the Stinar Facility, Stinar and the Company obtained a Phase I environmental assessment of the Stinar Facility. This Phase I environmental assessment suggested the need for additional study of the Stinar Facility. In addition, the Phase I assessment suggested that certain structural improvements be made to the Stinar Facility. Accordingly, two additional Phase II environmental assessments were performed and revealed the presence of certain contaminants in the soil around and under the building located on the Stinar facility.

Subsequent to the completion of the Phase II environmental assessments and completion of the structural improvements to the building, the Company and Stinar requested and obtained a "no association" letter from the Minnesota Pollution Control Agency ("MPCA") stating that, provided that certain conditions set forth in the no association letter are met, the Company and Stinar will not be deemed responsible for contamination that occurred at the Stinar Facility prior to the purchase of the assets of Stinar by the Company. The structural improvements recommended by the Company's environmental consulting firm have been completed, and the contaminated soil has been removed and transferred from the property. As a result, MPCA has issued the no association letter.


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


                                COMPETITION

Factors determining competitive success in Oakridge's business segments include price, service, location, quality and technological innovation. Competition is strong in all markets served.

CEMETERY OPERATIONS
Our cemetery operations face competition with other cemeteries in Cook and DuPage Counties in Illinois. Competitive factors in the cemetery business are primarily predicated on location, convenience, service, and heritage. Decisions made by customers are only minimally influenced, if at all, by pricing. But funeral directors are greatly influenced by pricing, due to the limited resources of some customers, and they direct families to lower cost cemeteries. There are virtually no new entrants in the markets served by the Company as the cost of acquiring sufficient undeveloped land and establishing a market presence necessary to commence operations is prohibitive.

There has been increasing competition from providers specializing in specific services, such as cremations, who offer minimal services and low-end pricing. We also face competition from companies that market products and related information over the internet and funeral homes selling markers. We have felt relatively limited impact in our market from those competitors to date.

STINAR CORPORATION
The aviation ground support equipment business is extremely fragmented and diverse. The purchasers of the types of equipment manufactured by Stinar tend to be long-standing, repeat customers of the same manufacturers, with quality, reliability, pricing, warranties, after market service and delivery being the key factors cited by customers in selecting an aviation ground support equipment supplier. Accordingly, while the market for Stinar equipment is competitive, the Company believes that Stinar's reputation for quality and reliable equipment and the industry's familiarity with Stinar puts it on equal footing with its competitors. Major domestic competitors include Global Ground Support, LLC in catering equipment; Lift-A-Loft Corporation and NMC-Wollard in passenger stairs; Lift-A-Loft Corporation, NMC-Wollard and Phoenix Metal Products in lavatory and water carts; and Tesco Equipment Corporation, Lift-A-Loft corporation and NMC-Wollard in hi-lift equipment. International competitors include Mullaghan Engineering in catering equipment, and Accessair Systems, Inc. and Vestergaard Company, Inc. in water and lavatory carts.

                                 MARKETING

CEMETERY OPERATIONS
Sales are made to customers utilizing the facilities primarily on an at-need basis; that is, on the occurrence of a death in the family when the products and services and interment space are sold to the relatives of the decedent. Cemeteries have started to actively market their products, but most customers typically learn of the cemeteries they choose from satisfied customers and funeral directors who recommend the cemeteries based on superior location and services rendered.

STINAR CORPORATION
The chief method of marketing Stinar's equipment is through one-on-one customer contact made by sales employees of Stinar and manufacturers' representatives under contract with Stinar. Stinar's customers report that Stinar has a reputation in the commercial aviation industry for manufacturing high-quality, reliable equipment. Stinar intends to capitalize on this reputation in the domestic airline industry by making frequent sales calls on customers and potential customers and by reducing the amount of time needed to complete customer orders. Stinar has also engaged manufacturers' representatives to assist it in increasing sales to overseas markets.


                              CREDIT POLICIES

Neither of the Company's business segments generally extends long-term credit to customers. During 2007, the aviation equipment segment did, however, extend long-term credit in a form of a lease with monthly payments over a two-year period. The Company continues to hold title to the equipment under lease.


                               INTERNATIONAL

Stinar's sales to customers outside the United States represented approximately 35% and 14% of the companies net sales in 2007 and 2006, respectively. Products are manufactured and marketed through the Company's sales department and sales representatives around the world. For additional information, see discussions of individual business segments included above under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 7, Financial Statements.


                         OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS
The Cemetery Operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to understanding the Company's business.

STINAR CORPORATION
The Company believes that its business is highly dependent upon the profitability of its customers in the airline and air cargo markets, and therefore the Company's profitability is affected by fluctuations in passenger and freight traffic and volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. Sales to the United States government also expose Stinar to government spending cuts. The United States Air Force, which historically has been a major purchaser of the Company's equipment, is dependent upon governmental funding approvals. Significant changes in raw material prices, such as steel and chassis, will also continue to impact our results.

The diversity of Stinar's customer base and equipment lines helps mitigate the risks of Stinar's business, as does the growing importance of marketing internationally, which provides Stinar with an additional customer base not influenced as greatly by U.S. economic conditions or U.S. politics. We will also focus on key risk factors when determining our overall strategy and making decisions for allocating capital. These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment.

The Company does not believe that the present overall rate of inflation will have a significant impact on the business segments in which it operates.

                                 EMPLOYEES

As of June 30, 2007, the Company had 66 full-time and 13 part-time or seasonal employees. Of these, the Company employed 49 full-time and 3 part-time employees in the aviation segment and 17 full-time and 10 part-time or seasonal employees in the cemeteries segment.

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


ITEM 2: PROPERTIES.

The Company's executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60610.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Ave., Hillside, Illinois. The two cemeteries comprise 176.7 acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The cemeteries have two mausoleums, an office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair to good shape with major work being required on the front steps, all outside walls and outside landing of the mausoleum to prevent water from leaking into the mausoleum crypts from these areas and will require approximately $400,000 to $500,000 of repairs starting in fiscal year 2007 and finishing in fiscal year 2010. The Company expects to finance with cash flow from its cemetery business segment. All other buildings are in fair shape and will require minimum repairs.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota, located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. This facility was purchased by Stinar in connection with the purchase of assets. The purchase of the Stinar facility was financed by the Seller pursuant to contracts for deed payable, due on June 29, 2005. The contract for deed was refinanced by Stinar for seven years and requires the Company to make monthly installments of $8,034, with a balloon payment of principal of $1,074,344 due on June 29, 2010. The condition of the manufacturing facility and office space is fair and will require minimum improvements in the foreseeable future at an estimated cost of $50,000 that the Company expects to finance with cash flow from its two business segments.

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


                                 FISCAL YEAR
                             2007               2006
First Quarter            $.50 -   .38       $1.24  -  1.00
Second Quarter            .39 -   .38        1.50  -   .45
Third Quarter             .42 -   .39         .65  -   .65
Fourth Quarter            .63 -   .51         .65  -   .38


As of September 15, 2007, there were 1,431,503 shares of Oakridge Holdings, Inc. common stock outstanding. The common stock shares outstanding are held by approximately 1,700 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 1,700 beneficial owners of the common stock.

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


ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS

                                FISCAL 2007

                      LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from its two business segments to meet operating needs, fund debt service, and fund capital requirements. The cemetery and Stinar operations have provided sufficient cash during prior years to support day-to-day operations, current debt service, and capital expenditures. The Company expects that cemetery and Stinar operations will provide sufficient cash during the next five years to cover all debt requirements and operational needs.

Stinar has a $2,500,000 line of credit to fund operations and capital expenditures. The line of credit will expire on October 31, 2007, and discussions with the bank indicate that it will likely be renewed to expire on October 31, 2008.

The cemetery operations will hire one full-time office employee during fiscal year 2008, and the Company expects no changes in part-time or seasonal employees. Stinar expects to hire 10 to 20 additional employees during fiscal year 2008 due to improvements in economic conditions in the aviation industry and new purchase orders and contracts.

The cemetery operations and Stinar have a new five-year plan for $1,000,000 in capital expenditures starting in fiscal year 2008.

The cemetery operations' capital expenditures will be approximately $750,000 under the five-year plan. The funds will be used for building improvements for the Oakridge cemetery mausoleum, increasing inventory of niches and crypts in mausoleums and outdoors, computer software and hardware equipment, and ground equipment. Repairs for the mausoleum estimated at $400,000 to $500,000 will start in the spring of 2007. The cemeteries' capital expenditures for fiscal year 2007 were $64,867 and were
used for the following:   $2,335 for two garage heaters for the shop,
$4,632 for grave heaters, $283 for drill press, $2,539 for a new grave wacker, $2,425 for a new rug in the hall of the mausoleum, $17,293 for building improvements with $15,000 being used for repairs on the mausoleum, $2,293 for a new garage door for the office, $27,361 for a new truck for our grounds, and $5,706 for office furniture and copier. The Company expects to spend approximately $200,000 to $300,000 in fiscal year 2008 on its cemetery operations for repairs on the front entrance of mausoleum, phone system and gators for the grounds.

Stinar's capital expenditures will be approximately $250,000 under the new five-year plan. The funds will be used for improvements of the manufacturing plant and office, plant and office equipment, and computer software and hardware. These expenditures will take place evenly over the five-year plan. Stinar's capital expenditures for fiscal year 2007 were $7,159 and were used for the following: $160 for office chair, $3,800 for a binding machine for production, and $3,199 for software and hardware equipment. The Company expects to spend approximately $50,000 in fiscal year 2008 on its Stinar operations for new equipment for the shop.


                       RESULTS OF OPERATIONS - 2007

                            CEMETERY OPERATIONS

In fiscal year 2007, cemetery revenue increased $267,901, or 9.9%, compared to fiscal year 2006. The increase was due to improved cemetery plot sales ($41,305), marker sales ($146,699), grave liner sales ($56,967), interment fees ($112,591), and cancellations fees ($27,781), whereas foundations revenue ($45,960), overtime ($13,410), vault sealing fees ($26,375), miscellaneous income ($28,374), cremation fees ($13,548), and entombment ($10,375) decreased. The increase in certain revenue sources was primarily due to price increases and increased case loads, whereas the decrease in certain revenue sources was primarily due to decreased case loads in cremations, a decrease in foundations due to fewer total markers sold, and less sales of mausoleum entombments.

Cost of goods sold in fiscal year 2007 was $1,973,847 or an increase of $181,847, or 10.1%, compared to fiscal year 2006. In fiscal year 2007, cost of goods sold was 66% of revenue, or the same when compared to fiscal year 2006. The increase was attributable to increases in health insurance costs ($30,852), utilities expense ($20,730), gas and oil expense ($12,238) and salaries and related payroll costs of $138,533.

Selling expenses decreased $33,079, or 12%, compared to fiscal year 2006. The decrease was attributable to less pre-need contract commissions paid during fiscal year 2007.

General and administrative expenses decreased $68,346, or 13.2%, compared to fiscal year 2006. The decrease was attributable to decreases in legal fees ($28,829), general insurance ($16,975), health insurance due to having one less full-time employee ($20,090), miscellaneous expenses ($5,341), collection fees ($7,000), printing expenses ($6,750) and various other accounts.

Interest income from the perpetual care fund land trust increased $14,311, or 12.4%, compared to fiscal year 2006. The increase was attributable to increased interest rates.

STINAR OPERATIONS
In fiscal year 2007, revenue decreased $7,748,045, or 59.6%, compared to fiscal year 2006. The decrease was primarily due to the expiration of our bobtail contract with the United States military in May 2006.

Cost of goods sales in fiscal year 2007 was $5,142,172, or 98.1% of sales. The increase of 5.1% compared to fiscal year 2006 was primarily due to decreased sales and the plant operating at less than 50% capacity.

Gross profit decreased 5.1% in fiscal year 2007 in comparison to fiscal year 2006. The decrease was primarily due to lower sales.

Selling expenses increased $102,180, or 55%, compared to fiscal year 2006. The increase was primarily due to higher outside sales commissions paid to international agents due to increased international sales ($81,624), increased sales staff salaries due to having one more full-time sales employee during half of the fiscal year ($15,197) and increased sales commissions paid to in-house sales staff ($15,907).

These increases were off set by a decrease in travel expenses.

General and administrative expenses decreased $33,270 or 6%, compared to fiscal year 2006. The decrease was attributable to a decrease in computer consulting fees ($20,096), less depreciation ($26,067) and reduction of bank charges of ($27,877) and increase in research and development (22,745) and increase in real estate taxes (8,465) and office staff salaries ($8,734).

Interest expense decreased $20,646, or 9%, compared to fiscal year 2006. The decrease was attributable to a decrease in chassis purchased resulting from our decrease in sales.

Interest income increased $111,095, or 100%, compared to fiscal year 2006. The increase was primarily due to a lease agreement we have with the United States Air Force.

HOLDINGS OPERATIONS
Loss from operations decreased $117,327, or 37.3%, compared to fiscal year 2006. The decrease was primarily attributable to no bonus being awarded to our CFO/CEO Robert C. Harvey and a decrease in professional fees.


                                FISCAL 2006

                       RESULTS OF OPERATIONS - 2006


CEMETERY OPERATIONS
In fiscal year 2006, cemetery revenue increased $45,005, or 2%, compared to fiscal year 2005. The increase in revenues was due to an increase in cemetery plot sales ($122,629), foundations ($125,598), overtime fees ($38,115), flower shop sales ($19,472), and mausoleum space ($19,790), whereas marker revenue ($97,200), grave liner sales ($29,407), interment fees ($111,863), and cancellation fees ($22,454) decreased. The increase in revenues was primarily due to price increases, whereas the decreases in revenue were primarily due to decreased case loads for interments and grave liners due to competitors continuing to lower their prices, and the decrease in marker revenue is due to funeral homes and independent marker companies lowering their prices. The decrease in cancellation fees is due to fewer bad debts in pre-need sales.

Cost of goods sold in fiscal year 2006 was $1,792,000, an increase of $131,309, or 8%, compared to fiscal year 2005. In fiscal year 2006, cost of goods sold was 66% of revenue or an increase of 4% compared to fiscal year 2005. The increase was attributable to an increase in marker costs ($81,086) and grave liner costs ($31,794) and increases in delivery charges.

Selling expenses decreased $23,105, or 8%, compared to fiscal year 2005. The decrease was attributable to lower commissions paid to salesmen due to a decrease in sales of markers.

General and administrative expenses decreased $104,429, or 17%, compared to fiscal year 2005. The decrease was mostly due to the decrease of $92,000 in corporate assessment.

Interest income from the perpetual care land trust decreased $14,536, or 1%, compared to fiscal year 2005. The decrease was attributable to decreased interest rates.

STINAR OPERATIONS
In fiscal year 2006, revenue decreased $1,184,752, or 8%, compared to fiscal year 2005. The decrease was primarily due to the expiration of our bobtail contract with the United States Air Force on May 30, 2006.

Cost of goods sold in fiscal year 2006 was $12,051,888, or 93% of sales. The increase of 1% compared to fiscal year 2005 was primarily due to lower equipment sales and an increase in insurance costs and fringe benefits to employees.

Gross profit decreased 1% in fiscal year 2006 compared to fiscal year 2005. The decrease was primarily due to lower sales and an increase in health insurance, general insurance, and warranty expenses.

Selling expenses decreased $289,581, or 61%, compared to fiscal year 2005. The decrease was primarily due to lower outside sales commission paid ($197,792) and lower salesman salaries ($28,120) and inside sales commissions ($61,125). The decrease in outside sales commission was due to less sales through agents and inside commissions decreased due to less equipment sales.

General and administrative expenses decreased $6,776, or 2%, compared to fiscal year 2006. The decrease was primarily due to a decrease in bank charges.

Interest expense increased $30,029, or 15%, compared to fiscal year 2006. The increase is primarily due to higher interest rates on debt.

HOLDINGS OPERATIONS
Loss from operations in fiscal year 2006 increased $205,147, or 155%, compared to fiscal year 2005. The increase was due to a $100,000 bonus awarded to the CFO/CEO Robert C. Harvey by the compensation committee for guaranteeing the debt of Ford Motor Credit for the prior five years, professional fees ($49,575), and corporate assessment ($62,690).


                        OBLIGATIONS AND COMMITMENTS

The following table summarizes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, as well as other financial commitments.




                                                       Payments By Period
                                                                                      After Five
                Note       Total      2008      2009        2010      2011      2012       Years
Long-term Debt  (1)   $1,844,675  $524,831  $106,317  $1,201,568   $11,959     $   -       $   -

Subordinate
Debentures      (2)     $270,000         -         -    $270,000         -         -           -
                      ----------  --------  --------  ----------   -------   -------  ----------
Total
Contractual
Cash
Obligations           $2,114,675  $524,831  $106,317  $1,471,568   $11,959     $   -       $   -
                      ==========  ========  ========  ==========   =======   =======  ==========



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




OFF-BALANCE SHEET ARRANGEMENTS

None.


ITEM 7:  FINANCIAL STATEMENTS.

The financial statements of the Company for the fiscal years ending June 30, 2007 and 2006, located at Exhibit 13, F-1, are incorporated herein.


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


ITEM 8B:  OTHER INFORMATION

None.



                                 PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT.

The information required by this Item 9 relating to our directors and executive officers is incorporated herein by reference to the section titled "Proposal 1 - Election of Directors" in our proxy statement. The information required by this Item 9 under Item 405 of Regulation S-B is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement. The information required by this Item 9 under Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-B is incorporated herein by reference to the section titled "Information About the Board and Its Committees" in our proxy statement. Our proxy statement will be filed no later than 120 days after June 30, 2007.

The Company has not adopted a code of ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. The Company has not adopted such a code as all of these roles are performed by the Company's Chief Executive Officer, who operates under the direct supervision of the Board of Directors and Audit Committee.


ITEM 10:  EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated herein by reference to the section titled "Executive Compensation" in our proxy statement, which will be filed no later than 120 days after June 30, 2007.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 11 is incorporated herein by reference to the section titled "Principal Shareholders and Beneficial Ownership of Management" in our proxy statement, which will be filed no later than 120 days after June 30, 2007.


                   EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of June 30, 2007, certain information regarding the Company's 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by shareholders on February 22, 1999. The Company has no equity compensation plans that have not been approved by shareholders.

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


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 12 is incorporated herein by reference to the sections titled "Certain Relationships and Related Transactions" and "Proposal 1 - Election of Directors" in our proxy statement, which will be filed no later than 120 days after June 30 2007.


ITEM 13:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The following consolidated financial statements of Oakridge Holdings, Inc. and Subsidiaries, together with the Independent Auditors Report are filed in this report at Exhibit 13, F-1.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2007 and 2006

Consolidated Statements of Operations for Years Ended June 30, 2007 and
2006

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended June 30, 2007 and
2006

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



ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to the sections titled "Audit Fees" and "Preapproval Policies and Procedures" in our proxy statement, which will be filed no later than 120 days after June 30, 2007.












                                Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 OAKRIDGE HOLDINGS, INC.

Dated: September 15, 2007        By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chairman Of the Board
                                  of Directors

In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: September 15, 2007         By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 Director


Dated: September 15, 2007         By /s/ Robert B. Gregor
                                 Robert B. Gregor
                                 Secretary
                                 Director


Dated: September 15, 2007         By /s/ Hugh H. McDaniel
                                 Hugh H. McDaniel
                                 Director


Dated: September 15, 2007         By /s/ Robert Lindman
                                 Robert Lindman
                                 Director


Dated: September 15, 2007         By /s/ Pamela Whitney
                                 Pamela Whitney
                                 Director