Form 10QSB
period 2007-09-30
OAKRIDGE HOLDINGS INC
filed 2007-11-13
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of the issuer's common stock outstanding on November 1, 2007 was 1,431,503

Transitional Small Business Disclosure Format (Check One):
{ )Yes {X}No





                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


            For the quarter ended September 30, 2007


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2007 (unaudited) and June 30, 2007

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2007 and 2006 (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                September 30,2007   June 30,2007
                                      (Unaudited)
                                _________________   ____________
Current assets:
Cash & cash equivalents                  $507,699       $854,495
Receivables                               992,754      1,003,020
Current portion of net
investment in sales-type lease
                                        1,238,790      1,100,316
Inventories:
  Production                            4,281,463      3,982,912
  Cemetery, mausoleum space,
markers and related                       641,629        644,057
Deferred income taxes                     234,000        170,000
Other current assets                      158,116         79,628
                                      -----------    -----------
Total current assets                    8,054,451      7,834,428
                                      -----------    -----------

Property, plant and equipment:
Property, plant and equipment,
at cost                                 6,153,270      5,970,258
Less accumulated depreciation           3,705,132      3,612,173
                                      -----------    -----------
Property, plant and equipment,
net                                     2,448,138      2,358,085
                                      -----------    -----------
Other assets:
Cemetery perpetual care trusts          5,108,916      5,026,336
Preneed trust investments               1,801,290      1,783,663
Deferred income taxes                     162,000        162,000
Net investment in sales-type
lease                                           -        362,193
Other                                      23,138         22,359
                                      -----------    -----------
Total other assets                      7,095,344      7,356,551
                                      -----------    -----------
Total assets                          $17,597,933    $17,549,064
                                       ===========     ===========

             See accompanying notes to the condensed
                consolidated financial statements








PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                September 30,2007   June 30,2007
                                      (Unaudited)
LIABILITIES                         _____________  _____________
Current liabilities:
Notes payable bank                     $1,961,000     $1,861,000
Accounts payable                          955,797        898,225
Due to finance company                    105,056        129,632
Deferred revenue                        3,608,842      3,526,029
Other current liabilities                 618,849        713,075
Current maturities of long-
term debt                                 508,524        524,831
                                      -----------    -----------
Total current liabilities               7,758,068      7,652,792
                                      -----------    -----------
Long-term liabilities:
Long-term debt                          1,528,920      1,589,844
                                      -----------    -----------
Total liabilities                       9,286,988      9,242,636
                                      -----------    -----------
Non controlling interest in
perpetual care and trust
investments                             6,910,207      6,810,000
                                      -----------    -----------

STOCKHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated  deficit                    (771,388)      (675,698)
                                      -----------    -----------
Total stockholders' equity              1,400,738      1,496,428
                                      -----------    -----------
Total liabilities &
stockholder's
equity                                $17,597,933    $17,549,064
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

Three Months Ended September 30,             2007           2006
                                       __________     __________
Revenue, net:
  Cemetery                               $706,101       $768,675
  Aviation                              1,096,632      1,195,017
  Interest - Care Funds                    31,078         23,176
  Other                                       778          7,364
                                       ----------     ----------
    Total revenue                       1,834,589      1,994,232
                                       ----------     ----------
Operating expenses:
  Cost of cemetery sales                  483,737        454,918
  Cost of aviation sales                1,082,084      1,373,867
  Sales and marketing                     117,612        142,345
  General and administrative              290,065        312,520
                                       ----------     ----------
Total operating expenses                1,973,498      2,283,650
                                       ----------     ----------
Operating income (loss)                  (138,909)      (289,418)

Other income (expense):
Interest income                            53,786              -
Interest expense                          (74,567)       (73,774)
                                       ----------     ----------
Total other expense                       (20,781)       (73,774)
                                       ----------     ----------
Income (loss) from continuing            (159,690)      (363,192)
operations before income taxes

Provision (benefit) for income           (64,000)       (108,000)
taxes
                                       ----------     ----------
Net income (loss)                        $(95,690)    $(255,192)
                                       ==========     ==========

Net income (loss) per common
share - basic                              $(.067)        $(.178)
                                       ==========     ==========
Weighted average number of              1,431,503      1,431,503
common shares outstanding -
basic
                                       ==========     ==========
Net income (loss) per common               $(.067)        $(.178)
shares - diluted
                                       ==========     ==========
Weighted average number of
common shares outstanding -
diluted                                 1,431,503      1,431,503
                                       ==========     ==========

                  See accompanying notes to the
           condensed consolidated financial statements






PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Three Months Ended September 30,                2007           2006
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                         $(95,690)    $(255,192)
  Adjustments to reconcile net income
(loss) to cash flows from operating
activities:
    Depreciation                              92,960         93,360
    Loss on sale of fixed asset              (64,000)         5,700
    Change in accounts receivable            10,266       1,042,711
    Change in inventories                   (296,123)       12,233
    Change in other assets                  (79,267)       (214,635)
    Change in accounts payable               32,996       (672,488)
    Change in deferred revenue               82,813              -
    Change in accrued liabilities           (94,226)       283,689
                                          ----------     ----------
Net cash from (used in) operating           (410,271)      295,378
activities
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment      (183,013)        (5,327)
Payments from sales-type lease              223,719
                                          ----------     ----------
Net cash from investing activities           40,706         (5,327)
                                          ----------     ----------
Cash flows from financing activities:
  Repayment on long-term debt               (77,231)       (36,769)
  Repayment on short-term borrowing         100,000       (500,000)
                                          ----------     ----------
Net cash from financing activities           22,769       (536,769)
                                          ----------     ----------
Net increase (decrease) in cash:            (346,796)      (246,718)

Cash at beginning of period                  854,495      1,065,463
                                          ----------     ----------
Cash at end of period                       $507,699       $818,745
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. Operating results for the three-month period ended September 30, 2007 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


Three Months Ended September 30,             2007            2006


Income (loss) from continuing            $(95,690)     $(255,192)
operations

Average shares of common stock          1,431,503       1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be issued               Anti-dilutive
assuming exercise of stock options,
and conversion of convertible
debentures

Additional income from continuing                   Anti-dilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive effect  1,566,503       1,691,503
of stock options and convertible
debentures

Basic earnings per common share from      $(.067)         $(.178)
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


The table below summarizes information about reported segments for the three months ended September 30, 2007 and 2006:


THREE MONTHS ENDED
SEPTEMBER 30, 2007:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $1,096,632    $737,179         $778

Depreciation                      49,860      42,600          500

Gross Margin                      14,548     253,442          778

Selling Expenses                  59,181      58,431            -

General & Administrative          66,196      76,306      147,563
Expenses

Interest Expense                  55,288       1,692       17,587

Interest Income                   48,611       5,175            -

Income (loss) before Taxes      (117,506)    122,188    (164,372)

Capital Expenditures               5,885     177,129            -

Segment assets at 9/30/07:
Inventory                      4,281,463     641,629            -
Property, Plant &              1,417,197   1,026,956        3,985
Equipment
Other Assets                           -   6,910,206      185,138






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

Segment assets at 9/30/06:
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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flows from operations and the offering of its subordinated debentures. For the first three months of fiscal year 2008, the Company had a decrease in cash of $346,796 compared to a cash decrease in the same period in fiscal year 2007 of $246,718. As of September 30, 2007, the Company held cash and cash equivalents of $507,699.

During the three month period ended September 30, 2007, the Company recorded a net loss of $95,690. The Company's net cash used for operating activities was $410,271 in the first three months of fiscal year 2008 compared to net cash provided for operating activities of $295,378 in the same period of fiscal year 2007. The decrease in net cash for operating activities was primarily due to increases in inventories and minimal change in accounts receivable levels since June, 30, 2007. Cash flow provided by investing activities was $40,706 due to payments received under an equipment lease entered into after the first quarter of fiscal year 2007, and net cash from financing activities was $22,769 due to increased short term borrowing from our bank line of credit facility, which was offset by principal payments on long term debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $296,383 at September 30, 2007, an increase of $114,747 since June 30, 2007. At September 30, 2007, current assets amounted to $8,054,451 and current liabilities were $7,758,068, resulting in a current ratio of 1.04 to 1.0, which was a slight change from 1.02 to 1.0 at June 30, 2007. Long-term debt was $1,528,920 and stockholders' equity was $1,400,738, at September 30, 2007. The Company's present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2008 were $183,013, compared with $5,327 during the same period in fiscal year 2007. These investments reflect the Company's continuing program to achieve business growth, improve its properties, and improve productivity. The cemetery operations incurred expenditures for improvements on the mausoleum front steps, terrace, and front of the chapel ($173,482), office equipment($2,008) and shop equipment($1,639). The aviation ground support operations purchased a refurbished photo copier($3,745) and upgraded computer workstations ($2,140). The Company anticipates that it will spend approximately $200,000 on capital expenditures during the final three quarters of fiscal year 2008 for repairs to the Oakridge cemetery mausoleum and shop equipment for aviation ground support operations. The Company plans to finance these capital expenditures primarily through operating cash flows.

The Company's book value per share at September 30, 2007 was $.98, compared with $1.05 at June 30, 2007.

The Company has a $2,500,000 bank line of credit facility. As of September 30, 2007 there was $1,961,000 outstanding under this facility.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future requirements despite the need for improved working capital to meet current operating needs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2007, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2008.


RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2008 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2007

CEMETERY OPERATIONS

Cemetery revenue from operations decreased $57,651 to $706,101 for the first quarter of fiscal year 2008, or 8% over the prior year comparable period revenue of $768,675. The decrease was primarily due to decreases in cemetery land sales of $41,117, cremation fees of $4,475, and overtime fees of $20,600. All decreases were primarily the result of a decrease in pre-need sales and fewer Saturday burials.

The cemetery gross profit margin decreased to 33% in the first quarter of fiscal year 2008, a decrease of 10% compared to the corresponding period in fiscal year 2007. The decrease was attributable to overall sales decreases for all services and goods and an increase in cost of goods sold arising from higher wages and related benefits costs.

Interest income from cemetery care funds increased $7,902, or 34%, in the first quarter of fiscal year 2008 when compared to the corresponding period in fiscal year 2007. The increase was due to increased rates earned on funds.

Selling expenses as a percentage of sales decreased to 8%, or a decrease of 20% in comparison to the prior year comparable period. The decrease is due to decreased pre-need sales.

General and administrative expenses decreased $65,363, or 46%, in the first quarter of fiscal year 2008 in comparison to the prior year comparable period. The decrease was primarily due to decreases in professional training costs of $21,589, computer and related software license fees of $1,937, office supplies of $3,204, depreciation expense of $5,400, office salaries and related benefits of $12,429, and no allocation of corporate assessment of $18,000.


AVIATION GROUND SUPPORT EQUIPMENT OPERATIONS:

Revenue decreased $104,943 to $1,096,632, or 9% from the prior year comparable period revenue of $1,201,575. The decrease was due to a decrease in equipment and parts sales of $54,719 and $56,156, respectively. The total pieces of equipment sold decreased from 19 in first quarter of fiscal year 2007 to 15 for first quarter of fiscal year 2008.

Gross profit margin increased to 1% in the first quarter of fiscal year 2008, an improvement of 5% when compared to the corresponding period in fiscal year 2007. The improvement was primarily related to a decrease in direct labor costs.

Selling expenses for the aviation ground support equipment business as a percentage sales decreased to 5%, or a decrease of 1% in comparison to the prior year comparable period. The decrease was primarily due a decrease in sales.

General and administrative expenses in the first quarter of fiscal year 2008 decreased $29,586, or 31% in comparison to the first quarter of fiscal year 2007. The decrease was primarily due to no corporate assessment of $18,000 in the first quarter of fiscal year 2008, a decrease in bad debt expense of $5,983, and a decrease in professional fees of $7,000.

Interest expense in the first quarter of fiscal year 2008 was $55,288, or an increase of $879, or 2%, in comparison to the first quarter of fiscal year 2007. The increase was primarily due to increased international sales which cause a greater line of credit balance due to the longer collection time caused by increased shipping days.

Interest income in the first quarter of fiscal year 2008 was $48,611. The Company did not recognize any interest income from aviation ground support operations during the first quarter of fiscal year 2007. The increase was due to a sales-type lease with the United States Air Force for disabled passenger transporters entered into after the first quarter of fiscal year 2007.


OAKRIDGE HOLDINGS, INC.

General and administrative expenses in the first quarter of fiscal year 2008 increased $72,560, or 97%, in comparison to the first quarter of fiscal year 2007. The increase was due to no allocation or corporate assessment for Robert C. Harvey's management of both entities and no allocation of professional fees, which were $36,000 and $40,000, respectively, for the first quarter of fiscal year 2007.


Interest expense in the first quarter of fiscal year 2008 was $17,587, or an increase of $774, or 5%, in comparison to the first quarter of fiscal year 2007. The increase was primarily due to increased interest rates.


OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.


ITEM 3. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS


The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007:

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


Date:  November 12, 2007









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