Form 10QSB
period 2007-12-31
OAKRIDGE HOLDINGS INC
filed 2008-02-14
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

________________________________________________________________
     (Former name, former address and former fiscal year,
                 if changed since last report)


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


            For the quarter ended December 31, 2007


                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               December 31, 2007 (unaudited) and June 30, 2007

          (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2007 and 2006 (unaudited) and six months ended December 31, 2007 and 2006 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2007 and 2006 (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                 December 31,2007    June 30,2007
                                      (Unaudited)
                                _________________    ____________
Current assets:
Cash & cash equivalents                  $491,487        $854,495
Trade receivables                       1,288,402       1,003,020
Curent portion of net
investment in sales-type lease          1,058,652       1,100,316
Inventories:
  Production                            5,393,054       3,982,912
  Cemetery and mausoleum
space, markers and related                648,475         644,057
Other current assets                      142,077          79,628
Deferred income taxes                      97,000         170,000
                                      -----------     -----------
Total current assets                    9,119,147       7,834,428
                                      -----------     -----------

Property, plant and equipment:
Property, plant and equipment,
at cost                                 6,177,800       5,970,258
 Less accumulated depreciation        (3,798,092)     (3,612,173)
                                      -----------     -----------
Property, plant and equipment,
net                                     2,379,708       2,358,085
                                      -----------     -----------
Other assets:
Preneed trust investments               1,820,719       1,783,663
Cemetery perpetual care trusts          5,108,524       5,026,336
Deferred income taxes                     162,000         162,000
Net investment in sales-type
lease                                           -         362,193
Other                                      23,138          22,359
                                      -----------     -----------
Total other assets                      7,114,381       7,356,551
                                      -----------     -----------

Total Assets                          $18,613,236     $17,549,064
                                      ===========     ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                 December 31,2007   June 30,2007
                                      (Unaudited)
                                    _____________  _____________
Current liabilities:
Notes payable bank                     $2,259,000     $1,861,000
Accounts payable                          719,103        898,225
Due to finance company                    645,539        129,632
Other current liabilities                 629,655        713,075
Deferred revenue                        3,747,552      3,526,029
Current maturities of long-               985,112        524,831
term debt
                                      -----------    -----------
Total current liabilities               8,985,961      7,652,792
                                      -----------    -----------

Long-term debt                          1,092,482      1,589,844
                                      -----------    -----------

Total liabilities                      10,078,443      9,242,636
                                      -----------    -----------
Non-controlling interest in             6,929,243      6,810,000
perpetual care and trust
investments
                                      -----------    -----------

STOCKHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated earnings (deficit)          (566,576)      (675,698)
                                      -----------    -----------
Total stockholders' equity              1,605,550      1,496,428
                                      -----------    -----------
Total liabilities and
stockholders' equity                  $18,613,236    $17,549,064
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             Three Months Ended December      Six Months Ended December 31,
                             31,

                                          2007          2006           2007            2006
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $769,313      $636,613     $1,475,414      $1,405,288
  Aviation                           1,793,791     1,421,768      2,890,423       2,616,785
  Interest-Care Funds                   34,156        34,026         65,234          57,202
  Other                                 15,885        36,305         16,663          43,669
                                    ----------    ----------     ----------      ----------
    Total revenue                    2,613,145     2,128,712      4,447,734       4,122,944
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of cemetery sales               421,405       436,510        905,142         891,428
  Cost of aviation sales             1,427,100     1,209,373      2,509,184       2,583,240
  Sales and marketing                  114,344       135,643        231,956         277,988
  General and administrative           239,656       229,395        529,721         541,915
                                    ----------    ----------     ----------      ----------
Total operating expenses             2,202,505     2,010,921      4,176,003       4,294,571
                                    ----------    ----------     ----------      ----------
Income (loss) from                     410,640       117,791         271,731       (171,627)
operations


Other income (expense)
Interest income                         29,535             -         83,321               -
Interest expense                      (98,363)      (79,949)      (172,930)       (153,723)
                                    ----------    ----------     ----------      ----------
Total other income (loss)             (68,828)      (79,949)       (89,609)       (153,723)


Net income (loss) before               341,812        37,842        182,122       (325,350)
income taxes

Income taxes provision                 137,000         9,850         73,000        (98,150)
(benefit)
                                    ----------    ----------     ----------      ----------
Net income (loss)                     $204,812       $27,992       $109,122      $(227,200)
                                    ==========    ==========     ==========      ==========

Net income (loss) per common
share - basic                            $.143         $.019          $.076         $(.158)
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,431,503     1,431,503      1,431,503       1,431,503
common shares outstanding -
basic
                                    ==========    ==========     ==========      ==========
Net income (loss) per common             $.131         $.021          $.074         $(.158)
shares - diluted
                                    ==========    ==========     ==========      ==========
Weighted average number of           1,566,503     1,566,503      1,566,503    Antidilutive
common shares outstanding -
diluted
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements




PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Six Months Ended December 30,                   2007           2006
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                          109,122     $(227,200)
  Adjustments to reconcile net income
   to net cash flows from operating
   activities:
    Depreciation                             185,920        186,720
    Deferred income taxes                     73,000         39,000
    Receivables                            (285,382)        613,136
    Inventories                          (1,414,560)      (535,186)
    Prepaids & other assets                 (63,228)       (26,251)
    Accounts payable and due to
      finance company                        336,784      (437,854)
    Deferred revenue                         221,523        650,838
    Accrued liabilities                     (83,420)      (316,665)
                                          ----------     ----------
Net cash flows from operating              (920,241)       (53,462)
activities
                                          ----------     ----------
Cash flows from investing activities:
  Purchase of property and equipment       (207,543)       (29,172)
  Payments on lease receivable               403,857              -
                                          ----------     ----------
Net cash flows from investing                196,314       (29,172)
activities
                                          ----------     ----------
Cash flows from financing activities:
  Increase (decrease) in note payable
   - bank                                    398,000         36,000
  Principal payments on long-term debt      (37,081)       (72,107)
                                          ----------     ----------
Net cash flows from financing
activities                                   360,919       (36,107)
                                          ----------     ----------
Net change in cash and cash                (363,008)      (118,741)
equivalents:


Cash and cash equivalents:
Beginning of year                            854,495      1,065,463
                                          ----------     ----------
End of period                               $491,487       $946,722
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements


PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                        OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. Operating results for the six-month period ended December 31, 2007 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


Six Months Ended December 31,                 2007           2006


Income (loss) from continuing             $109,122     $(227,200)
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be             135,000   Antidilutive
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing           $7,000   Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive          1,566,503   Antidilutive
effect of stock options and
convertible debentures

Basic earnings (loss) per common             $.076        $(.158)
share from continuing operations

Diluted earnings (loss) per common           $.076        $(.158)
share from continuing operations



3.   ACCOUNTING FOR INCOME TAX UNCERTAINTIES

In June 2007, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006.

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

The table below summarizes information about reported segments for the three months and six months ended December 31, 2007 and 2006:


SIX MONTHS ENDED
DECEMBER 31, 2007:

                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $2,906,139 $1,540,648       $947     $4,447,734

Depreciation          99,720     85,200      1,000        185,920

Gross Margin         381,239    635,507        947      1,017,693

Selling Expenses     124,884    107,072          -        231,956

General &            136,622    199,113    193,987        529,722
Administrative
Expenses

Interest Expense     124,504     15,425     33,001        172,930

Interest Income       72,309     11,012          -         83,321

Income (loss)         83,254    324,909  (226,041)        182,122
before Taxes

Capital               18,447    189,096          -        207,543
Expenditures

Segment assets
Inventory          5,393,054    648,475          -      6,041,529
Property, Plant    1,379,900    996,323      3,485      2,379,708
& Equipment



THREE MONTHS ENDED
DECEMBER 31, 2007:

                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $1,809,507   $803,469       $169     $2,613,145

Depreciation          49,860     42,600        500         92,960

Gross Margin         366,691    382,065        169        748,925

Selling Expenses      65,703     48,641          -        114,344

General &             70,426    122,807     46,424        239,657
Administrative
Expenses

Interest Expense      69,216     13,733     15,414         98,363

Interest Income       23,698      5,837          -         29,535

Income (loss)        200,760    202,721   (61,669)        341,812
before taxes

Capital               12,563     11,967          -
Expenditures                                               24,530







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

Segment assets:
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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. For the first six months of fiscal year 2008, the Company had a decrease in cash of $363,008 compared to a cash decrease in the same period in fiscal year 2007 of $118,741. As of December 31, 2007, the Company had no cash equivalents.

During the six month period ended December 31, 2007, the Company recorded a net income after taxes of $109,122. The Company's net cash used in operating activities was $920,241 in the first six months of fiscal year 2008 compared to net cash used in operating activities of $53,462 in the same period in fiscal year 2007. The increase in net cash used in operating activities was primarily due to an increase in inventories. During the first six months of fiscal 2008, cash provided by investing activities was $196,314 due primarily to payments on the lease receivable, and net cash provided by financing activities was $360,919 due to borrowings on the revolving note payable with bank. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $133,188 at December 31, 2007, a decrease of $48,450 from June 30, 2007. The decrease in working capital was primarily due to an increase in current maturities of long-term debt as well as increases in note payable - bank and finance company borrowings to fund the corresponding increases in accounts receivable and inventories. Current assets amounted to $9,119,147 and current liabilities were $8,985,961, resulting in a current ratio of
1.01 to 1 at December 31, 2007. Long-term debt was $1,092,482 and equity was $1,605,550 at December 31, 2007.

Capital expenditures for the first six months of fiscal year 2008 were $207,543 compared with $29,172 for the same period in fiscal year 2007. These investments reflect the Company's continuing program to achieve business growth, improve its properties, and improve productivity. The cemetery operations primary expenditure was for improvements on the mausoleum front steps, terrace, and front of the chapel totaling $173,482. The aviation ground support operations purchased a refurbished photo copier and upgraded several computer workstations. The Company anticipates that it will spend approximately $175,000 on capital expenditures during the final two quarters of fiscal year 2008 for repairs to the Oakridge cemetery mausoleum and shop equipment for aviation ground support operations. The Company plans to finance these capital expenditures primarily through cash flows provided by operations.

The Company has a bank line of credit for $2,500,000. As of December 31, 2007 there was $2,259,000 outstanding under this facility.

The Company believes that its financial position and debt capacity should enable it to meet its current and future capital requirements.


INFLATION

Because of the relatively low levels of inflation experienced during the first half of this fiscal year, and as of December 31, 2007, inflation did not have a significant effect on the Company's results in the first six months of fiscal year 2008.



RESULTS OF OPERATIONS
FIRST SIX MONTHS OF FISCAL YEAR 2008
COMPARED WITH FIRST SIX MONTHS OF FISCAL YEAR 2007

Cemetery Operations:

Revenue for the six months ended December 31, 2007 was $1,540,648, an increase of $70,684, or 5%, when compared to the six months ended December 31, 2006. The increase was primarily due to increased revenue from interment fees ($74,227), cremation fees ($13,125), mausoleum sales ($12,100) and grave liners ($45,610) and these increases were offset by decreases in revenue from markers ($36,024), and cemetery plot sales ($36,626). The Company's management expects that sales of non-essential items such as markers, foundations, and pre-need sales will continue to decrease if the economy continues to decline or disposal income decreases.

Cost of sales for the six months ended December 31, 2007 was $905,142, an increase of $13,714, or 2%, compared to the six months ended December 31, 2006. The increase was primarily due increased sales of grave liners. The Company purchases grave liners from an outside vendor and costs for those products therefore increase as the Company sells more grave liners to its customers. The Company's costs associated with interments and cremations remained relatively constant because the costs associated with those revenue sources come from the Company's fixed labor costs.

The resulting cemetery gross profit margin was 41% for the first six months of fiscal year 2008 versus 39% for the corresponding period in fiscal year 2007, representing a 5% increase.

Selling expenses for the six months ended December 31, 2007 were $107,072, a decrease of $6,863, or 6%, when compared to the six months ended December 31, 2006. The decrease was due to fewer markers, foundations and pre-need sales for which salesmen earn commissions.

General and administrative expenses for the six months ended December 31, 2007, were $199,113, a decrease of $75,504, or 27%, when compared to the six months ended December 31, 2006. The decrease was primarily due to decreases of allocation of depreciation ($10,800), corporate assessments ($12,000), office supplies ($5,280), miscellaneous taxes and licenses expenses ($26,000) and the Company's employment of two fewer office personnel ($14,000).


Holding Operations:

Revenue for the six months ended December 31, 2007 was immaterial.

General and administrative expenses for the six months ended December 31, 2007 were $193,987, an increase of $67,928, or 54%, when compared to the six months ended December 31, 2006. The increase was primarily due to no allocation of corporate assessment to the aviation company of $32,000, less assessment to the cemetery of $12,000, increased professional fees of $10,294, and increased costs of the annual shareholders meeting of $2,000, transfer agent fees of $1,687, board of director fees of $1,000, and payroll taxes of $2,932.

Interest expense for the six months ended December 31, 2007 was $33,001, a decrease of $316, or 1%, when compared to the six months ended December 31, 2006. The decrease is immaterial.


Aviation Ground Support Operations:

Revenue for the six months ended December 31, 2007 was $2,906,139, an increase of $255,385, or 10%, when compared to the six months ended December 31, 2006. The increase was primarily due to increased sales in December 2007 of $1,583,771. This increase was due to partial filling of a sales backlog of approximately $42,000,000, of which $26,000,000 relates to a new five-year contract with the United States Government.

Cost of sales as a percentage of sales for the six months ended
December 31, 2007 was 87%, or a decrease of 10%, when compared to the six months ended December 31, 2006. The decrease was primarily due to less equipment being built on chassis ($80,000) and decreased freight out ($88,000) and increased sales.

The resulting gross profit margin was 13% for the first six months of fiscal year 2008 versus 3% for the corresponding period in fiscal year 2007, representing a $313,725 increase.

Selling expenses for the six months ended December 31, 2007 were $124,884, a decrease of $39,169, or 24%, when compared to the six months ended December 31, 2006. The decrease was primarily due to no sales commissions having been paid to international agents.

General and administrative expenses for the six months ended December 31, 2007, were $136,622, a decrease of $4,617, or 3%, when compared to six months ended December 31, 2006. The decrease was primarily due to fewer bad debts.

Other expenses, which consist of interest expense and interest income, for the six months ended December 31, 2007 were a combined expense of $52,195, a decrease of $63,594, or 55%, when compared to the six months ended December 31, 2006. The decrease was due to a lease with the United States Government under which the Company earned interest income of $72,309.


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2007
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2006

Cemetery Operations:

Revenue for the three months ended December 31, 2007 was $803,469, an increase of $126,148, or 19%, when compared to the three months ended December 31, 2006. The increase was primarily due to an increase in cemetery plots ($30,000), foundations ($31,000), grave liners ($69,000), interment fees ($125,000), overtime fees ($19,000) and cremation fees ($18,000) and these increases where offset by the decrease in marker fees ($150,000). The Company's management believes the decrease in marker fees was due to the slow down in the economy during the second quarter of fiscal year 2008.

Cost of sales for the three months ended December 31, 2007 was $421,404, a decrease of $15,106, or 3%, when compared to the three months ended December 31, 2006. The decrease was primarily due to less seasonal workers.

The resulting cemetery gross profit margin was 48% for the three months ended December 31, 2007 versus 36% for the corresponding period in fiscal year 2007, representing a 34% increase.

Selling expenses for the three months ended December 31, 2007 were $48,641, an increase of $7,368, or 18%, when compared to the three month period ended December 31, 2006. The increase was primarily due to an increase in one full time sales employee and related benefits associated with the employee.

General and administrative expenses for the three months ended December 31, 2007 were $122,807, a decrease of $10,141, or 8%, when compared to the three months ended December 31, 2006. The decrease was primarily due to the no payment of back real estate taxes on a parcel of land the Company previously believed was owned by the City of Hillside, Illinois.


Holding Operations:

Revenue for the three months ended December 31, 2007 was immaterial.

General and administrative expenses for the three months ended
December 31, 2007 were $46,424, a decrease of $4,542, or 9%, when compared to the three months ended December 31, 2006. The decrease was primarily due to lower professional fees.

Interest expense for the three months ended December 31, 2007 was $15,414, a decrease of $1,090, or 6%, when compared to the three months ended December 31, 2006.


Aviation Ground Support Operations:

Revenues for the three months ended December 31, 2007 were $1,809,507, an increase of $360,328, or 25%, when compared to the three months ended December 31, 2006. The increase in revenue was primarily due to December 2007 sales and increased sales backlog of equipment sales.

Cost of sales for the three months ended December 31, 2007, was $1,442,816, an increase of $233,443, or 19%, when compared to the three months ended December 31, 2006. The increase was primarily related to the increase in sales and related costs for the month of December.

The resulting gross profit margin was 20% for the three months ended December 31, 2007 versus 17% for the corresponding period in fiscal year 2007, representing an 18% increase.

Selling expenses for the three months ended December 31, 2007 were $65,703, a decrease of $28,667, or 30%, when compared to the three months ended December 31, 2006. The decrease was primarily due to no international sales commissions paid to international agents.

General and administrative expenses for the three months ended December 31, 2007 were $70,426, an increase of $24,945, or 55%, when compared to the three months ended December 31, 2006. The increase was primarily due to the Company hiring a full time chief financial officer and increased expenses related benefits associated with full time employees.

Interest expense for the three months ended December 31, 2007 was $69,216, an increase of $7,836, or 12%, when compared to the three months ended December 31, 2006. The increase was attributable to increased debt under the Company's line of credit due to the increase in inventory to meet expected sales demands in the third and fourth quarter of fiscal year 2008.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 993,409 shares of common stock, or 74% of shares outstanding, were represented at the annual meeting of shareholders on December 15, 2007 at Faegre & Benson LLP, 2200 Wells Fargo Center, 90 South Seventh Street, Minneapolis, Minnesota.

Elected as directors of the Company, each receiving a minimum of 984,568 votes was:

     984,568        Robert C. Harvey
     984,568        Robert B. Gregor
     984,568        Hugh McDaniel
     984,568        Pamela Whitney
     984,568        Robert Lindman

In addition, the shareholders ratified the appointment of Wipfli, LLP as the independent auditors of the Company for fiscal year 2008. The vote was 984,959 in favor; 6,125 against; and 2,325 abstaining.


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


Date:  February 14, 2008

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