Form 10QSB
period 2008-03-31
OAKRIDGE HOLDINGS INC
filed 2008-05-14
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-QSB

          [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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


              For the quarter ended March 31, 2008


                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               March 31, 2008 (unaudited) and June 30, 2007

          (b) Condensed Consolidated Statements of Operations for the nine months ended March 31, 2008 and 2007
               (unaudited) and three months ended March 31, 2008 and 2007 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2008 and 2007
               (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                    March 31,2008   June 30,2007
                                      (Unaudited)
                                _________________   ____________
CURRENT ASSETS:
Cash & cash equivalents                  $708,798       $854,495
Trade receivables                       1,590,354      1,003,020
Current portion of net investment
 in sales-type lease                      715,880      1,100,316
Inventories:
  Production                            6,149,454      3,982,912
  Cemetery and mausoleum space,
   markers and related                    648,078        644,057
Other current assets                      118,380         79,628
Deferred income taxes                     166,000        170,000
                                      -----------    -----------
Total current assets                   10,096,944      7,834,428
                                      -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment,
 at cost                                6,193,207      5,970,258
Less accumulated depreciation          (3,891,052)    (3,612,173)
                                      -----------    -----------
Property, plant and equipment, net      2,302,155      2,358,085
                                      -----------    -----------

OTHER ASSETS:
Preneed trust investments               1,870,636      1,783,663
Cemetery perpetual care                 4,989,089      5,026,336
Deferred income taxes                           -        162,000
Net investment in sales-type lease              -        362,193
Other                                      19,800         22,359
                                      -----------    -----------
Total other assets                      6,879,525      7,356,551
                                      -----------    -----------

Total assets                          $19,278,624    $17,549,064
                                      ===========    ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES
                                    March 31,2008   June 30,2007
                                      (Unaudited)
                                    _____________  _____________
CURRENT LIABILITIES:
Note payable bank                      $2,375,000     $1,861,000
Accounts payable                        1,276,879        898,225
Due to finance company                  1,309,900        129,632
Other current liabilities                 734,873        713,075
Deferred revenue & customer deposits    2,727,952      3,526,029
Current maturities of long-term debt      588,859        524,831
                                      -----------    -----------
Total current liabilities               9,013,463      7,652,792
                                      -----------    -----------

Long-term debt                          1,659,189      1,589,844
                                      -----------    -----------
Total liabilities                      10,672,652      9,242,636
                                      -----------    -----------

Non-controlling interest in
perpetual care and trust
investments                             6,859,725      6,810,000
                                      -----------    -----------

SHAREHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (425,879)      (675,698)
                                      -----------    -----------
Total stockholders' equity              1,746,247      1,496,428
                                      -----------    -----------

Total liabilites and
 stockholder's equity                 $19,278,624    $17,549,064
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements











PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Three Months Ended March 31,    Nine Months Ended March 31,

                                          2008          2007           2008            2007
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $693,471      $582,440     $2,168,885      $1,987,728
  Aviation                           2,764,790     1,746,703      5,655,213      4,363,488
  Interest-Care Funds                   41,548        39,686        106,782          96,888
  Other                                  8,186        18,543         24,849          62,212
                                    ----------    ----------     ----------      ----------
    Total revenue                    3,507,995     2,387,372      7,955,729      6,510,316
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of cemetery sales               494,346       455,446      1,399,487       1,346,874
  Cost of aviation sales             2,261,835     1,575,910      4,771,019       4,159,150
  Sales and marketing                   165,34       107,265        397,260         385,253
  General and administrative           270,421       211,169        800,143         753,084
                                    ----------    ----------     ----------      ----------
Total operating expenses             3,191,906     2,349,790      7,367,909       6,644,361
                                    ----------    ----------     ----------      ----------
Income (loss) from                     316,089        37,582        587,820        (134,045)
operations


Other income (expense):
Interest income                         18,865             -        102,186               -
Interest expense                      (101,257)      (49,696)      (274,187)       (203,419)
                                    ----------    ----------     ----------      ----------
Income (loss) before income            233,697       (12,114)       415,819        (337,464)
taxes

Provision for income taxes              93,000         3,850        166,000         102,000
                                    ----------    ----------     ----------      ----------
Net income (loss)                     $140,697       $(8,264)     $(249,819)      $(235,464)
                                    ==========    ==========     ==========      ==========



Net income (loss) per common
share - basic                            $.096        $(.006)         $.175          $(.165)
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares - basic                1,431,503     1,431,503      1,431,503       1,431,503
                                    ==========    ==========     ==========      ==========
Net income (loss) per common
shares - diluted                         $.094        $(.006)         $.171          $(.165)
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares - diluted              1,431,503     1,431,503      1,431,503       1,431,503
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements








PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Nine Months Ended March 31,                     2008           2007
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                         $249,819     $(235,464)
  Adjustments to reconcile net income
(loss) to cash flows from operating
activities:
    Depreciation                             278,880        280,080
    Deferred income taxes                    166,000       (101,000)
    Receivables                             (587,334)     1,069,413
    Inventories                           (2,170,563)      (791,969)
    Prepaids & other assets                  (36,193)        12,698
    Accounts payable and due to
     finance company                       1,558,921       (658,453)
    Deferred revenue & customer deposits    (798,077)             -
    Accrued liabilities                       21,798        564,319
                                          ----------     ----------
Net cash flows from operating
activities                                (1,316,749)       139,624
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment       (222,950)       (78,385)
  Payments on lease receivable               746,629              -
                                          ----------     ----------

Net cash flows from investing activities:    523,679        (78,385)
                                          ----------     ----------

Cash flows from financing activities:
  Advances (repayments) on note
   payable bank                              514,000         36,000
  Proceeds from issuance of debt             260,000              -
  Principal payments on long-term debt      (126,627)      (101,060)
                                          ----------     ----------
Net cash flows from financing activities:    647,373        (65,060)

                                          ----------     ----------
Net change in cash and cash equivalents:    (145,697)        (3,821)


Cash and cash equivalents:
Beginning of year                            854,495      1,065,463
                                          ----------     ----------
End of period                               $708,798     $1,061,642
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements






PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007. Operating results for the nine-month period ended March 31, 2008 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

Nine Months Ended March 31,                   2008           2007


Income (loss) from continuing             $249,819      $(235,464)
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be             135,000   Antidilutive
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing          $18,225   Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive          1,566,503   Antidilutive
effect of stock options and
convertible debentures

Basic earnings (loss) per common           $.175        $(.165)
share from continuing operations

Diluted earnings (loss) per common         $.171        $(.165)
share from continuing operations



3.   ACCOUNTING FOR INCOME TAX UNCERTAINTIES

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." The interpretation prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition.
The provisions of FIN 48 are effective for fiscal years beginning after December 31, 2006. Management has determined the effect of FIN 48 to be immaterial to the overall financial statements.



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

The table below summarizes information about reported segments for the three months and nine months ended March 31, 2008 and 2007:



NINE MONTHS ENDED
MARCH 31, 2008:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $5,679,894 $2,275,667       $168    $7,955,729

Depreciation         149,580    127,800      1,500       278,880

Gross Margin         908,875    876,180        168     1,785,223
Selling Expenses     223,189    174,071          -       397,260

General &
Administrative       256,234    282,869    261,040       800,143

Interest Expense     209,625     16,190     48,372       274,187

Income (loss)
before Taxes         305,896    419,167   (309,244)      415,819

Capital
Expenditures          22,846    200,104          -       222,950

Segment Assets
  Inventory        6,149,454    648,078          -     6,797,532
  Property, plant
   & equipment     1,334,438    964,732      2,985     2,302,155




THREE MONTHS ENDED
MARCH 31, 2008:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $2,773,755   $735,019      $(779)    $3,507,995

Depreciation          49,860     42,600        500         92,960

Gross Margin         511,920    240,674       (779)       751,815

Selling Expenses      98,305     66,999          -        165,304

General &
Administrative
Expenses             119,612     83,757     67,053        270,422

Interest Expense      85,121        765     15,371        101,257

Income (loss)
before Taxes         222,642     94,258    (83,203)       233,697

Capital
Expenditures           4,398     11,008          -         15,406




NINE MONTHS ENDED
MARCH 31, 2007:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $4,410,423 $2,098,125     $1,768     $6,510,316

Depreciation         149,580    127,500      3,000        280,080

Gross Margin         251,232    737,742      1,768        990,742

Selling Expenses     228,084    157,169          -        385,253

General &
Administrative
Expenses             218,774    375,897    158,413        753,084

Interest Expense     147,022      6,418     49,979        203,419

Income (loss)
before Taxes        (342,607)   211,767   (206,624)      (337,464)

Capital
Expenditures             976     72,354      5,055         78,385

Segment Assets
  Inventory        3,261,669    608,198          -      3,869,867
  Property,
    plant &
    equipment      1,420,625    933,843      5,485      2,359,953









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

Management's discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company's business and products, revenues, expenditures and operating and capital requirements. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for its future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; conditions in the industries in which the Company operates, particularly the airline industry; the Company's ability to win government contracts; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw material used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing, and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing processes and in realizing related cost savings and other benefits; the Company's ability to use cash flow from operations to fund capital expenditures and anticipate its capital expenditure requirements; the Company's ability to obtain bank credit and receive accommodations from existing lenders; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the cost and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowings, cash flow from operations and the offering of subordinated debentures. For the first nine months of fiscal year 2008, the Company had a decrease in cash of $145,697 compared to a decrease for the same period in fiscal year 2007 of $3,821. As of March 31, 2008, the Company had no cash equivalents.

During the nine month period ended March 31, 2008, the Company recorded a net income after taxes of $249,819. The Company's net cash used in operations was $1,316,749 in the first nine months of fiscal year 2008 compared to net cash provided of $139,624 in the same period in fiscal year 2007. The increase in net cash used in operations was primarily due to an increase in receivables and inventories. During the first nine months of fiscal 2008, cash flow provided by investing activities was $523,679 due primarily to payments on the lease receivable, and net cash flow provided by financing activities was $647,373 due primarily to borrowings on the Company's revolving note payable with its bank and proceeds from the issuance of debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $1,083,481 at March 31, 2008, an improvement of $901,846 from June 30, 2007. The increase was primarily due to increases in accounts receivable and inventories. Current assets amounted to $10,096,944 and current liabilities were $9,013,463, resulting in a current ratio of
1.10 to 1, which represented an improvement from 1.03 at June 30, 2007. Long-term debt was $1,659,189 and stockholders' equity was $1,746,247 at March 31, 2008.

Capital expenditures for the first nine months of fiscal year 2008 were $222,950 compared with $78,385 for the same period in fiscal year 2007. These investments reflect the Company's continuing program to achieve business growth, improve its properties, and improve productivity. The cemetery operations primary expenditure was for improvements to the mausoleum front steps, terrace, front of the chapel as well as equipment
(copier, phone system, computer hardware and software) totaling $200,104. The aviation ground support operations purchased a refurbished photo copier and upgraded several computer workstations. The Company anticipates that it will spend approximately $55,000 on capital expenditures during the final quarter of fiscal year 2008 for repairs to the Oakridge cemetery mausoleum and shop equipment for aviation ground support operations. The Company plans to finance these capital expenditures primarily through cash flows provided by operations.

The Company has a bank line of credit for $2,500,000. As of March 31, 2008 there was $2,375,000 outstanding under this facility. The bank credit facility governing the term debt and line of credit has matured and the Company is in the process of obtaining financing through a new financial institution. The Company anticipates having new financing in place by June 2008. In the meantime, the Company's current bank has indicated an expected willingness to work with the Company and forego certain remedies the bank may have under the credit facility until the Company obtains new financing in the near future.

As indicated by the above, the Company believes that its financial position and debt capacity should enable it to meet its current and future capital requirements.


INFLATION

Inflation did not have a significant effect on the Company's results in the first nine months of fiscal year 2008.


RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL YEAR 2008
COMPARED WITH NINE MONTHS OF FISCAL YEAR 2007

Cemetery Operations:

Revenues, including care fund income, for the nine months ended March 31, 2008 were $2,275,667, an increase of $191,051, or 8%, when compared to the nine months ended March 31, 2007. The increase is primarily due to increased earnings from sales of cemetery lots of $13,199, grave liners of $77,174, interment fees of $123,475, and cremations of $37,960 and an overall case load increase. These increases were offset by the decrease in marker revenue of $55,665 and tent rentals of $8,574.

Cost of sales for the nine months ended March 31, 2008 was $1,399,487, an increase of $39,104, or 3%, compared to the nine months ended March 31, 2007. The increase is primarily due to the increased cost of grave liners of $11,449, allocation of foundations cost of $16,222, propane costs for grave heaters of $14,192, gas and oil to operate ground vehicles of $4,405, overtime increased due to more funerals on weekends of $7,477 and depreciation of $16,500. These increases were offset by a decrease in health insurance of $20,530.

Gross profit for the nine months ended March 31, 2008 was $876,180, or an increase of $138,438, or 19%, when compared to the nine months ended March 31, 2007. The increase in gross profit was primarily due to increased sales prices and at need burials. Gross profit percentage in relation to sales increased 3%, when compared to the nine months ended March 31, 2007.

Selling expense for the nine months ended March 31, 2008 was $174,071, an increase of $16,902, or 11%, when compared to the nine months ended March 31, 2007. The increase was due to commissions and related payroll taxes paid on pre-need sales of $12,461 and health insurance of $5,084.

General and administrative expenses for the nine months ended March 31, 2008, were $282,869, a decrease of $93,028, or 25%, when compared to the nine months ended March 31, 2007. The decrease was primarily due to one less full time employee, resulting in savings of $16,333, a computer related expense decrease of $9,338, a lower allocation of depreciation of $16,200, lower corporate assessments of $18,000, lower purchases of office supplies of $6,363, and miscellaneous tax and license renewal expense decreases of $26,104.

Interest expense for the nine months ended March 31, 2008 was $16,190, an increase of $9,772, or 152%, when compared to the nine months ended March 31, 2007. The increase was due to a full nine months of interest for financing of a new backhoe and wood chipper for the grounds.


Holding Operations:

Revenue for the nine months ended March 31, 2008 was immaterial and included a slight decrease due to a temporary decrease in investments.

General and administrative expenses for the nine months ended March 31, 2008 were $261,040, an increase of $102,627, or 65%, when compared to the nine months ended March 31, 2007. The increase was primarily due to a lesser corporate assessment to the subsidiaries of $72,000, and increase in professional fees of $19,258.

Interest expense for the nine months ended March 31, 2008 was $48,372, a decrease of $1,607, or 3%, when compared to the nine months ended March 31, 2007. The decrease was due to lower bank debt balances and outstanding debentures.


Aviation and Ground Support Operations:

Revenues for the nine months ended March 31, 2008, were $5,679,894, an increase of $1,269,471, or 29%, when compared to the nine months ended March 31, 2007. The increase was primarily due to greater equipment sales.

Cost of sales for the nine months ended March 31, 2008, was $4,771,019, or 84% of sales, an increase of $611,869 overall and a decrease of 10% in relation to sales, when compared to the nine months ended March 31, 2007. Gross profit margin improved due to a decrease in direct labor of 11%.

Selling expenses for the first nine months ended March 31, 2008, were $223,189, a decrease of $4,895, or 2%, from the nine months ended March 31, 2007. The decrease was primarily due to sales commissions paid to international agents.

General and administrative expenses for the nine months ended
March 31, 2008, were $256,234, an increase of $37,460, or 17%, when compared to the nine months ended March 31, 2007. The increase was primarily due to the hiring of a new Chief
Financial Officer.

Other expenses, which consisted primarily of interest expense, for the nine months ended March 31, 2008, was $209,625, or an increase of $62,603, or 43%, when compared to the nine months ended March 31, 2007. The increase was primarily due to greater debt outstanding due to larger inventory requirements to meet the increase in sales.



RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007

Cemetery Operations:

Revenues, including care fund income, for the three months ended March 31, 2008 were $735,019, an increase of $106,858, or 17%, when compared to three months ended March 31, 2007. The increase was primarily due to increased sales of cemetery plots, grave liners, internment fees, and cremation revenue.

Cost of sales for the three months ended March 31, 2008 was $494,346, an increase of $38,900, or 9%, when compared to the three months ended March 31, 2007. The increase was primarily due to increased cost of propane, fuel, oil and overtime by staff due to weekend funerals.

Gross profit for the three months ended March 31, 2008 was $240,674, or an increase of $73,994, or 34%, when compared to the three months ended March 31, 2007. The increase was primarily due to one less full time employee and increased sales prices.

Selling expenses for the three months ended March 31, 2008 were $66,999, an increase of $23,765, or 55%, when compared to the three month period ended March 31, 2007. The increase was primarily due to increased pre-need sales commissions.

General and administrative expenses for the three months ended March 31, 2008 were $83,757, a decrease of $17,523, or 18%, when compared to the three months ended March 31, 2007. The decrease was primarily due to decreased printing expense of $1,347, depreciation of $5,400, corporate assessment of $6,000, purchases of office supplies of $1,083, miscellaneous taxes and licenses of $2,742, utilities expenses of $3,593 and these where offset by various other expenses increasing by immaterial amounts.


Holdings Operations:

Revenue for the three months ended March 31, 2008 is immaterial.

General and administrative expenses for the three months ended March 31, 2008 were $67,053, an increase of $34,699, or 107%, when compared to the three months ended March 31, 2007. This increase was primarily due to a reduction in the corporate assessment fee charged to subsidiaries of $24,000 as well as increases in professional fees of $8,962.

Interest expense for the three months ended March 31, 2008 was $15,371, a decrease of $1,291, or 8%, when compared to the three months ended March 31, 2007. The decrease was due to lower debt.


Aviation and Ground Support Operations:

Revenues for the three months ended March 31, 2008 were $2,773,755, an increase of $1,014,097, or 58%, when compared to the three months ended March 31, 2007. The increase in revenue was primarily due to greater equipment sales internationally and sales to ground support companies at airports.

Cost of sales for the three months ended March 31, 2008, was $2,261,835, an increase of $685,925, or 44%, when compared to the three months ended March 31, 2007. The increase was caused by increase in sales of equipment and related manufacturing costs.

Gross profit for the three months ended March 31, 2008 was $511,920, an increase of $328,202, or 179%, when compared to the three month period ended March 31, 2007. The gross profit margin was 18% in the third quarter of fiscal year 2008, an increase of 10%, when compared to the three months ended March 31, 2007. The increase was primarily due to more equipment sales and running the Company's plant at greater capacity caused by greater sales.

Selling expense for the three months ended March 31, 2008, was $98,305, an increase of $34,274, or 54%, when compared to the three months ended March 31, 2007. The increase was primarily due to greater commissions paid because of greater sales.

General and administrative expenses for the three months ended March 31, 2008 were $119,612, an increase of $42,077, or 55%, when compared to the three months ended March 31, 2007. The increase was primarily due to the hiring of two engineers, two drafters, a technical writer, and a chief financial officer full time.

Interest expense for the three months ended March 31, 2008 was $85,121, an increase of $53,888, or 173%, when compared to the three months ended March 31, 2007. The increase was primarily due to greater debt balance to finance increased manufacturing activity to accommodate greater demand for the Company's aviation ground support equipment.



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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

On May 10, 2008, the Company agreed to issue $555,000 aggregate principal amount of 9.00% Convertible Subordinated Debentures (each a "Debenture" and collectively the "Debentures") to the following people for cash contributed by those people to the Company: (1) Robert C. Harvey, the Company's Chairman of the Board, Chief Executive Officer and Chief Financial Officer and a director ($335,000 principal amount); (2) Robert B. Gregor, the Company's Secretary, the Vice President of Sales and Marketing of one of the Company's wholly-owned subsidiaries and a director ($200,000 principal amount); and (3) Robert Lindman, a director of the Company ($20,000 principal amount).
Each Debenture accrues interest at the rate of 9.00% per annum, payable on January 1 of each year until the principal amount of the Debenture has been paid in full or converted into the Company's common stock.

The principal amount of the Debentures is convertible into the Company's common stock from the date of issuance until the principal amount is paid in full at a rate one share of common stock for each $0.90 principal amount, subject to typical anti-dilution adjustments. The conversion price of the Debentures is equal to the fair market value of the Company's common stock as determined by the board of directors on May 10, 2008.

The Debentures mature on July 1, 2010, subject to acceleration in the event of certain mergers or acquisitions involving the Company, a disposition of substantially all of the Company's assets or upon the election of a Debenture holder after an event of default. The Company may not prepay the Debentures in whole or in part prior to maturity. The Debentures are subordinate to all of the Company's indebtedness for borrowed money and liabilities for the deferred and unpaid purchase price of property existing on the date of the Debentures.

The Company does not plan to register the Debentures or the common stock issuable upon conversion of the Debentures under the Securities Act of 1933, as amended (the "Securities Act"). The Company offered and sold the Debentures to the purchasers in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The Company relied on this exemption from registration based in part on representations made by the purchasers in subscription agreements for the Debentures.


ITEM 6.   EXHIBITS


The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ending March 31, 2008:

3(i)      Amended and Restated Articles of Incorporation, as
          amended (1)
3(ii)     Amended and Superseding By-Laws of the Company, as
          amended (1)
4         Form of 9.00% Convertible Subordinated Debentures
31        Rule 13a-14(a)/15d-14(a) Certifications
32        Section 1350 Certifications


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


Date:  May 13, 2008



                        INDEX TO EXHIBITS


EXHIBIT   DESCRIPTION                             PAGE

3(i)      Amended and Restated Articles of        (incorporated
          Incorporation of the Company             by reference)

3(ii)     Amended and Superseding By-Laws         (incorporated
          of the Company, as amended               by reference)

31        Form of 9.00% Convertible              (filed
          Subordinated Debentures         electronically

31        Rule 13a-14(a)/15d-14(a)                (filed
          Certifications                           electronically

32        Section 1350 Certifications             (filed
                                                   electronically