Form 10KSB
period 2008-06-30
OAKRIDGE HOLDINGS INC
filed 2008-09-29
CIK 73605

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2008

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

                          400 West Ontario Street
                                 Unit 1003
                             Chicago, IL 60654
            (Address of principal executive offices)(Zip code)

                              (312) 823-8772
             (Issuer's telephone number, including area code)

                           4810 120th Street West
                          Apple Valley, MN  55124
                             (Former Address)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

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

     The issuer's revenues for its fiscal year ended June 30, 2008 were $11,240,378.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates on September 15, 2008, was approximately $1,832,324, based on the average of the bid and asked price of such stock.

     The number of shares outstanding of Registrant's common stock on September 24, 2008, was 1,431,503.

Documents Incorporated by Reference: The information set forth in Part III of this Report is incorporated by reference to the Registrant's definitive proxy statement for the 2008 annual meeting of stockholders, which will be filed no later than 120 days after June 30, 2008.

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

Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies, and airports. These products are sold and marketed through our technically oriented sales staff as well as through independent distributors and sales representatives. Approximately 32% of Stinar's revenues in the year ended June 30, 2008, were generated by contracts with the U.S. military.

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

Together the cemeteries comprise 176.7 total acres of real estate, of which
12.8 acres are used for interior roads and other improvements. The remaining 163.9 acres contain 137,000 burial plots of which 29,164 are in inventory, with 975 niches and 3,190 crypts, of which 123 niches and 328 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 20- and 30-year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing interment services, burial plots and crypts, the Company sells cremation services and has a chapel in the Mausoleum.


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

RISKS RELATED TO THE CEMETERY.

To compete successfully, the cemetery companies must maintain good reputations and high professional standards in the industry as well as offer attractive products and services at competitive prices. In addition, the Company must market itself in such a manner as to distinguish itself from its competitors. Cemeteries have historically experienced price competition from independent and large public company cemeteries, and from monument dealers, and other non-traditional companies providing death care services and products. The intense competition the Company faces may, at some time in the future, require the Company to reduce prices (and thereby its profit margins) to retain or recapture market share. If the Company is unable to successfully compete, its financial condition, results of operations and cash flows could be materially and adversely affected.

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

Stinar sells its products to airports, airlines, and government and military customers in the United States. Non-governmental domestic sales comprise approximately 24%, government and military sales approximately 32%, and international sales approximately 44% of Stinar's annual revenues.

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


For the fiscal years ended June 30,         2008        2007

Revenues:
(1) Aviation                          $8,233,104  $5,243,024
(2) Cemetery                           3,077,274   2,973,400

Operating profit:
(1) Aviation                            $318,223   $(427,599)
(2) Cemetery                             487,578     311,004

Identifiable assets:
(1) Aviation                          $9,710,776  $8,022,933
(2) Cemetery                          12,475,624  12,281,359



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

CEMETERY OPERATIONS. Our Cemetery Operations face competition with other cemeteries in Cook and DuPage Counties in Illinois. Competitive factors in the cemetery business are primarily predicated on location, convenience, service, and heritage. We believE decisions made by most customers are only minimally influenced, if at all, by pricing. But we believe most funeral directors are greatly influenced by pricing, due to the limited resources of some customers, and funeral directors may direct families to lower cost cemeteries. There are virtually no new entrants in the markets served by the Company as the cost of acquiring sufficient undeveloped land and establishing a market presence necessary to commence operations is prohibitive.

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

                                 MARKETING

CEMETERY OPERATIONS. Sales are made to customers utilizing the facilities primarily on an at-need basis; that is, on the occurrence of a death in the family when the products and services and interment space are sold to the relatives of the deceased. Cemeteries have started to actively market their products, but most customers typically learn of the cemeteries from satisfied customers and funeral directors who recommend the cemeteries based on superior location and services rendered.

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



                              CREDIT POLICIES

Neither of the Company's business segments generally extends long-term credit to customers. During 2008, the aviation equipment segment did, however, extend long-term credit in a form of a lease with monthly payments over a two-year period. The Company continues to hold title to the equipment under lease.

                               INTERNATIONAL

Stinar's sales to customers outside the United States represented approximately 44% and 35% of the companies net sales in 2008 and 2007, respectively. Products are manufactured and marketed through the Company's sales department and sales representatives around the world. For additional information, see discussions of individual business segments included above under Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations, and in Item 7, Financial Statements.

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


                                 EMPLOYEES

As of June 30, 2008, the Company had 94 full-time and 13 part-time or seasonal employees. Of these, the Company employed 77 full-time and 2 part-time employees in the aviation segment and 17 full-time and 11 part-time or seasonal employees in the cemeteries segment.

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



ITEM 2: PROPERTIES.

The Company's executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60610.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Ave., Hillside, Illinois. The two cemeteries comprise 176.7 acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The cemeteries have two mausoleums, an office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair to good shape with major work being required all outside walls of the mausoleum to prevent water from leaking into the mausoleum crypts from these areas and will require approximately $400,000 to $500,000 of repairs starting in 2008 and finishing in 2012. The Company expects to finance with cash flow from its cemetery business segment. All other buildings are in fair shape and will require minimum repairs.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota, located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. The facility was refinanced in May 2008 for $2,100,000 with monthly payments of principal and interest totaling $17,060 and a final balloon payment of $1,826,000 due in May 2013, assuming no pre-payments. The condition of the manufacturing facility and office space is fair and will require minimum improvements in the foreseeable future at an estimated cost of $50,000 that the Company expects to finance with cash flow from its two business segments. Management reviews insurance policies annually and believes that all of its properties are adequately insured.



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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



                                  PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading in the Company's common stock is in the over the counter market, primarily through listings in the National Quotation Bureau "pink sheets," although the market in the stock is not well established. The table below sets forth the range of high and low bid prices for the two most recent fiscal years. Prices used in the table were reported to the Company by National Quotation Bureau, Inc. These quotations represent inter-dealer prices, without retail markup or commission, and may not necessarily represent actual transactions.


                                    FISCAL YEAR
                            2008                 2007

                         Low     High        Low     High
                        -----   -----       -----    -----
First Quarter           $.50    $ .75       $.38     $.50
Second Quarter          $.50    $1.01       $.38     $.39
Third Quarter           $.60    $1.25       $.39     $.42
Fourth Quarter          $.75    $1.40       $.51     $.63


As of September 15, 2008, there were 1,431,503 shares of Oakridge Holdings, Inc. Common Stock outstanding. The Common Stock shares outstanding are held by approximately 1,678 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 1,678 beneficial owners of the Common Stock.

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


                   EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of June 30, 2008, certain information regarding the Company's 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by shareholders on February 22, 1999. The Company has no equity compensation plans which have not been approved by shareholders.

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



ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS

                                FISCAL 2008

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

Stinar has a $1,000,000 line of credit to finance accounts receivable, expiring in May 2009. Additionally, Stinar has a $2,000,000 term loan to finance inventories that matures in May 2018. During 2008, the Company issued convertible subordinated debentures in the aggregate principal amount of $505,000 to certain individuals who are officers or directors of the Company. Certain of the debentures refinanced previously outstanding debentures issued by the Company. The unpaid principal of the debentures is convertible into common stock of the Company at any time, initially at a rate of one share per $.90 principal outstanding. The debentures are due July 1, 2010, at which time the Company expects to be able to pay all amounts due under the debentures or to be able to extend the debentures' maturity date.

The cemetery operations will hire one full-time office employee during 2009, and the Company expects no changes in part-time or seasonal employees.

The Company's five year business plan calls for $1,000,000 in capital expenditures starting in 2009.

The cemetery operations' capital expenditures are expected to be approximately $750,000 under the five-year plan. The funds are planned to be used for building improvements for the Oakridge cemetery mausoleum, increasing inventory of niches and crypts in mausoleums and outdoors, computer software and hardware equipment, and ground equipment. Repairs for the mausoleum, originally estimated at $400,000 to $500,000, will continue in the spring of 2009. The Company expects to spend approximately $200,000 in 2009 on its cemetery operations for repairs on the front building of mausoleum, lawn mowers and gator utility vehicles for the grounds. The cemeteries' capital expenditures for 2008 were $241,812 and were used for the following: $342 for chair covers for funerals, $221,769 for the repair of the mausoleum steps and landing, plus completion of the inside of Terrace of Eternal Peace caused by water damage, $13,575 for a new office phone system, $4,321 for grounds equipment, and $1,806 for computer equipment.

Stinar's capital expenditures are expected to be approximately $250,000 under the five-year plan. The funds are planned to be used for improvements of the manufacturing plant and office, plant and office equipment, and computer software and hardware. These expenditures are expected to take place evenly over the five-year plan. Stinar's capital expenditures for 2008 were $22,846, with $9,010 for shop tools/equipment and $13,836 for software and hardware equipment. The Company expects to spend approximately $50,000 in 2009 for Stinar capital expenditures.





                       RESULTS OF OPERATIONS - 2008

CEMETERY OPERATIONS - 2008

In 2008, cemetery revenue increased $33,874, or 1.1%, compared to 2007. The increase was due to improved marker sales ($73,440), grave liners ($32,234), and cremations ($31,395), whereas foundation revenue ($25,758), cemetery plot sales ($39,441), interment fees ($21,952), tent rental ($8,574) decreased. The increase in certain revenue sources was primarily due to price increases, whereas the decrease in certain revenue sources was primarily due to decreased at-need sales.

Cost of goods sold in 2008 was $1,865,269, a decrease of $108,578, or 5.5%, compared to 2007. The decrease was attributable to decreases in sales of cemetery space ($5,010) and markers ($49,427), and lower cost for health insurance ($9,126), general insurance ($15,407), operating supplies ($9,311), and wages ($52,067), whereas foundations expense ($34,152), dirt hauling ($25,296) and propane burial gas ($13,370) increased. The overall decrease in cost of goods sold was primarily due to less sales of plots, use of a new lower cost marker vendor, one less full time employee, and changing to lower cost vendors for purchasing of supplies. The increases to certain items of cost of goods sold were primarily due to allocation of foundations supplies, dirt hauling increases due to high price of gasoline, and propane gas costs for grave heaters.

Selling expenses decreased $2,337, or 1%, compared to 2007. The decrease was attributable to less pre-need contract commissions paid during 2008, which was partially offset by the increases in health insurance.

General and administrative expenses decreased $31,673, or 7%, compared to 2007. The decrease was attributable to a lower corporation assessment ($24,000) and computer consulting fees ($15,987), which were partially offset by the increase in utilities expense ($12,782).

Interest income from the perpetual care fund land trust increased $2,386 or 12%, compared to 2007. The decrease was attributable to decreased interest rates.



STINAR OPERATIONS - 2008

In 2008, revenue increased $2,990,080, or 57%, compared to 2007. The increase was primarily due to increased international equipment sales to Russia and Turkey.

Cost of goods sold in 2008 was $7,309,533, or 88.7% of sales. The decrease in cost of goods sold as a percentage of sales of 9.4% between 2008 and 2007 was primarily due to increased sales.

Gross profit percentage in relation to sales increased 9.3% in 2008 in comparison to 2007. The increase was primarily volume-based.

Selling expenses decreased $13,124, or 4.5%, compared to 2007. Inside sales salaries, commissions, taxes and benefits collectively increased $84,632, while outside sales commissions decreased $112,901. The remaining increase was from travel and related costs for trade shows attended during the year.

General and administrative expenses increased $18,021, or 5%, when compared to 2007. The increase was attributable to hiring a Chief Financial Officer as well as additional office personnel ($95,839 including taxes and benefits), an increase in computer consulting and technology fees ($6,355), increased bank charges ($14,974). The increased expenses were partially offset by decreases in professional fees ($12,068), research and development ($22,800), bad debts ($6,423), and reduction of corporate assessment of $72,000.

Interest expense increased $45,122, or 17%, compared to 2007. The increase was due to higher debt levels needed to support higher levels of accounts receivable and inventories during the year resulting from the increased business volume.

Interest income decreased $12,823, or 11.5%, compared to 2007. The decrease related to a declining lease receivable balance on the U.S. Air Force sales lease receivable which expires in September 2008.



HOLDINGS OPERATIONS - 2008

Loss from operations increased $145,748, or 66.1%, compared to 2007. The increase was primarily attributable to a $96,000 decrease in corporate assessments charged to Stinar and cemetery operations, with the remainder related to increased professional fees not allocated to Stinar and cemetery operations.




                                FISCAL 2007

                       RESULTS OF OPERATIONS - 2007

CEMETERY OPERATIONS - 2007

In 2007, cemetery revenue increased $267,901, or 9.9%, compared to 2006. The increase was due to improved cemetery plot sales ($41,305), marker sales ($146,699), grave liner sales ($56,967), interment fees ($112,591), and cancellations fees ($27,781), whereas foundations revenue ($45,960), overtime ($13,410), vault sealing fees ($26,375), miscellaneous income ($28,374), cremation fees ($13,548), and entombment ($10,375) decreased. The increase in certain revenue sources was primarily due to price increases and increased case loads, whereas the decrease in certain revenue sources was primarily due to decreased case loads in cremations, a decrease in foundations due to fewer total markers sold, and less sales of mausoleum entombments.

Cost of goods sold in 2007 was $1,973,847 or an increase of $181,847, or 10.1%, compared to 2006. In 2007, cost of goods sold was 66% of revenue, or the same when compared to 2006. The increase was attributable to increases in health insurance costs ($30,852), utilities expense ($20,730), gas and oil expense ($12,238) and salaries and related payroll costs of $138,533.

Selling expenses decreased $33,079, or 12%, compared to 2006. The decrease was attributable to less pre-need contract commissions paid during 2007.

General and administrative expenses decreased $68,346, or 13.2%, compared to 2006. The decrease was attributable to decreases in legal fees ($28,829), general insurance ($16,975), health insurance due to having one less full-time employee ($20,090), miscellaneous expenses ($5,341), collection fees ($7,000), printing expenses ($6,750) and various other accounts.

Interest income from the perpetual care fund land trust increased $14,311, or 12.4% , compared to 2006. The increase was attributable to increased interest rates.



STINAR OPERATIONS - 2007

In 2007, revenue decreased $7,748,045, or 59.6%, compared to 2006. The decrease was primarily due to the expiration of our bobtail contract with the United States military in May 2006.

Cost of goods sold in 2007 was $5,142,172, or 98.1% of sales. The increase in cost of goods sold as a percentage of sales of 5.1% compared to 2006 was primarily due decreased sales and the plant operating at less than 50% capacity.

Gross profit percentage in relation to sales decreased 5.1% in 2007 in comparison to 2006. The decrease was primarily due to lower sales.

Selling expenses increased $102,180, or 55%, compared to 2006. The increase was primarily due to higher outside sales commissions paid to international agents due to increased international sales ($81,624), increased sales staff salaries due to having one more full-time sales employee during half of the fiscal year ($15,197) and increased sales commissions paid to in-house sales staff ($15,907). These increases were off set by a decrease in travel expenses.

General and administrative expenses decreased $33,270, or 6%, compare to 2006. The decrease was attributable to a decrease in computer consulting fees ($20,096), less depreciation ($26,067), and reduction in bank charges of ($27,877) increases in research and development ($22,745) and increases in real estate taxes ($8,465) and office staff salaries ($8,734).

Interest expense decreased $20,646, or 9%, compared to 2006. The decrease was attributable to a decrease in chassis purchased resulting from our decrease in sales.

Interest income increased $111,095, or 100%, compared to 2006. The increase was primarily due to a lease agreement we have with the United States Air Force.



HOLDINGS OPERATIONS - 2007

Loss from operations decreased $117,327, or 37.3%, compared to 2006. The decrease was primarily attributable to no bonus being awarded to our CFO/CEO Robert C. Harvey and a decrease in professional fees.



                        OBLIGATIONS AND COMMITMENTS


The following table summarizes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, as well as other financial commitments.



                                              Payments By Period
                                                                                      After Five
                          Total      2009       2010      2011     2012     2013       Years
Long-term Debt        $4,122,848  $212,575   $227,505  $235,986  $241,754  $2,067,030  $1,137,998

Subordinate
Debentures (1)          $505,000         -   $505,000         -         -           -           -
                      ----------  --------  ---------   -------   -------  ----------  ----------
Total Contractual
Cash Obligations      $4,627,848  $212,575   $732,505  $235,986  $241,754  $2,067,030  $1,137,998
                      ==========  ========  =========   =======   =======  ==========  ==========

(1) We expect to be able to pay the debentures of $505,000 due in 2010 using cash flow from operations or by extending the related party debentures.





OFF-BALANCE SHEET ARRANGEMENTS

None.


ITEM 7:  FINANCIAL STATEMENTS.

The financial statements of the Company for the fiscal years ending June 30, 2008 and 2007, located at Exhibit 13, F-1, are incorporated herein.


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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a and 15d - 15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

- Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of June 30, 2008, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Our management's report of the effectiveness of the design and operation of our disclosure controls and procedures was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting was identified in connection with the evaluation required by Rule 13a 15(d) of the Exchange Act that occurred during the period covered by this annual report and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



ITEM 8B:  OTHER INFORMATION

None.





                                 PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 OFTHE EXCHANGE ACT.

The information required by this Item 9 relating to our directors and executive officers is incorporated herein by reference to the section titled "Proposal 1 - Election of Directors" in our proxy statement. The information required by this Item 9 under Item 405 of Regulation S-B is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement. The information required by this Item 9 under Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-B is incorporated herein by reference to the section titled "Information About the Board and Its Committees" in our proxy statement. Our proxy statement will be filed no later than 120 days after June 30, 2008.

The Company has not adopted a code of ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. The Company has not adopted such a code as all of these roles are performed or closely supervised by the Company's Chief Executive Officer, who operates under the direct supervision of the Board of Directors and Audit Committee.



ITEM 10:  EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated herein by reference to the section titled "Executive Compensation" in our proxy statement, which will be filed no later than 120 days after June 30, 2008.


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 11 is incorporated herein by reference to the section titled "Principal Shareholders and Beneficial Ownership of Management" in our proxy statement, which will be filed no later than 120 days after June 30, 2008.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item 12 is incorporated herein by reference to the sections titled "Certain Relationships and Related Transactions" and "Proposal 1 - Election of Directors" in our proxy statement, which will be filed no later than 120 days after June 30 2008.


ITEM 13:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The following consolidated financial statements of Oakridge Holdings, Inc. and subsidiaries, together with the Independent Auditors Report, are filed in this report at Exhibit 13, F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2008 and 2007

Consolidated Statements of Operations for the Years Ended June 30, 2008
and 2007

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended June 30, 2008
and 2007

Notes to Consolidated Financial Statements

The following documents are filed or incorporated by reference as part of this Form 10-KSB.

3(i) Amended and Restated Articles of Incorporation as amended (1) 3(ii) Amended and Superseding By-Laws as amended (1)
10(a) 1999 Stock Incentive Award Plan (2)
10(c) Loan Documents for Line of Credit
10(d) Loan Documents for Term Loan
10(e) Form of Convertible Subordinated Debenture (3)
10(f) Loan documents for Mortgage Note Payable
13    Financial Statements
21    Subsidiaries of Registrant (2)
23    Consent of Independent Auditors
31    Rule 13a-14(a)/15d-14(a) Certifications
32    Section 1350 Certifications

(1)  Filed as exhibit to Form 10 KSB for fiscal year ended June 30, 1996.
(2)  Filed as exhibit to Form 10 KSB for fiscal year ended June 30, 1999.
(3)  Filed as exhibit 4 to Form 10-QSB for the quarter ended March 31, 2008.



ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to the sections titled "Audit Fees" and "Preapproval Policies and Procedures" in our proxy statement, which will be filed no later than 120 days after June 30, 2008.









                                Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 OAKRIDGE HOLDINGS, INC.


Dated: September 26, 2008        By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chairman Of the Board
                                  of Directors

In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: September 26, 2008         By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 Director


Dated: September 26, 2008         By /s/ Robert B. Gregor
                                 Robert B. Gregor
                                 Secretary
                                 Director


Dated: September 26, 2008         By /s/ Hugh H. McDaniel
                                 Hugh H. McDaniel
                                 Director


Dated: September 26, 2008         By /s/ Robert Lindman
                                 Robert Lindman
                                 Director


Dated: September 26, 2008         By /s/ Pamela Whitney
                                 Pamela Whitney
                                 Director