Form 10-Q
period 2008-09-30
OAKRIDGE HOLDINGS INC
filed 2008-11-12
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the issuer's common stock outstanding on November 1, 2008 was 1,431,503

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer { }     Accelerated filer { }
Non-accelerated filer { }       Smaller reporting company {X}
(Do not check if a smaller reporting company)











                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-Q


            For the quarter ended September 30, 2008


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2008 (unaudited) and June 30, 2008

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007 (unaudited)

          (d)  Notes to Condensed Consolidated Financial
               Statements

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk

ITEM 4.   Controls and Procedures


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 1A.  Risk Factors

ITEM 2-5. Not Applicable

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET


                                September 30,2008   June 30,2008
                                      (Unaudited)

ASSETS                          _________________   ____________
Current assets:
Cash & cash equivalents                  $474,287       $278,202
Receivables                             1,964,575      2,204,311
Current portion of net investment
  in sales-type lease                      89,211        460,200
Inventories:
  Production                            5,424,800      5,656,996
  Cemetery, mausoleum space, markers
     and related                          651,564        645,941
Deferred income taxes                      46,000        178,000
Other current assets                      163,837        100,873
                                      -----------    -----------
Total current assets                    8,804,274      9,524,523
                                      -----------    -----------


Property, plant and equipment:
Property, plant and equipment,
   at cost                              6,313,481      6,226,836
Less accumulated depreciation           3,937,812      3,862,029
                                      -----------    -----------
Property, plant and equipment, net      2,375,669      2,364,807
                                      -----------    -----------

Other assets:
Cemetery perpetual care trusts          4,763,221      4,918,067
Preneed trust investments               1,900,563      1,926,120
Deferred income taxes                     185,000         82,000
Deferred financing costs                   74,849         76,785
Other                                      17,151         19,800
                                      -----------    -----------
Total other assets                      6,940,784      7,022,772
                                      -----------    -----------
                                      $18,120,727    $18,912,102
                                      ===========    ===========

             See accompanying notes to the condensed
                consolidated financial statements




PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET



                                September 30,2008   June 30,2008
                                      (Unaudited)
                                    _____________  _____________
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable bank                       $979,840       $520,000
Accounts payable                        1,055,288      1,140,562
Due to finance company                    306,550        980,544
Deferred revenue                        2,147,287      2,372,525
Other accrued liabilities                 735,070        814,356
Current maturities of long-term debt      215,850        212,575
                                      -----------    -----------
Total current liabilities               5,439,885      6,040,562
                                      -----------    -----------

Long-term liabilities:
Long-term debt                          4,361,856      4,415,274
                                      -----------    -----------
Total liabilities                       9,801,741     10,455,836
                                      -----------    -----------

Non-controlling interest in perpetual
   care and trust investments           6,663,784      6,844,187
                                      -----------    -----------


Stockholders' Equity:
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (516,924)      (560,047)
                                      -----------    -----------
Total stockholders' equity              1,655,202      1,612,079
                                      -----------    -----------
Total liabilities & stockholder's
   equity                             $18,120,727    $18,912,102
                                      ===========    ===========



             See accompanying notes to the condensed
                consolidated financial statements









PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

Three Months Ended September 30,             2008           2007
                                       __________     __________
Revenue, net:
  Cemetery                               $766,529       $706,101
  Aviation                              2,462,619      1,096,632
  Interest - Care Funds                    29,360         31,078
  Other                                    (2,649)           778
                                       ----------     ----------
    Total revenue                       3,255,859      1,834,589
                                       ----------     ----------
Operating expenses:
  Cost of cemetery sales                  461,983        483,737
  Cost of aviation sales                2,150,244      1,082,084
  Sales and marketing                     145,513        117,612
  General and administrative              324,664        290,065
                                       ----------     ----------
Total operating expenses                3,082,404      1,973,498
                                       ----------     ----------
Operating income (loss)                   173,455       (138,909)
                                       ----------     ----------

Other income (expense):
Interest income                            12,187         53,786
Interest expense                         (113,519)       (74,567)
                                       ----------     ----------
Total other expense                      (101,332)       (20,781)
                                       ----------     ----------

Income (loss) from continuing
   operations before income taxes          72,123       (159,690)

Provision (benefit) for income
   taxes                                   29,000        (64,000)
                                       ----------     ----------
Net income (loss)                         $43,123       $(95,690)
                                       ==========     ==========

Net income (loss) per common
share - basic                               $.030         $(.067)
                                       ==========     ==========
Weighted average number of
common shares outstanding -
basic                                   1,431,503      1,431,503
                                       ==========     ==========
Net income (loss) per common
shares - diluted                            $.022         $(.067)
                                       ==========     ==========
Weighted average number of
common shares outstanding -
diluted                                 1,992,614      1,431,503
                                       ==========     ==========

                  See accompanying notes to the
           condensed consolidated financial statements








PART I - FINANCIAL INFORMATION                        FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Three Months Ended September 30,                2008           2007
                                        ____________    ___________
Cash flows from (used in) operating activities:
  Net income (loss)                          $43,123       $(95,690)
  Adjustments to reconcile net income
    (loss) to cash flows from operating
    activities:
    Depreciation and amortization             77,719         92,960
    Deferred income taxes                     29,000        (64,000)
    Change in accounts receivable            239 736         10,266
    Change in inventories                    236,573       (296,123)
    Change in other assets                   (60,315)       (79,267)
    Change in accounts payable              (759,268)        32,996
    Change in deferred revenue              (225,238)        82,813
    Change in accrued liabilities            (79,286)       (94,226)
                                          ----------     ----------
Net cash used in operating activities       (497,956)      (410,271)
                                          ----------     ----------

Cash flows from (used in) investing activities:
  Purchases of property and equipment        (86,645)      (183,013)
  Payments from sales-type lease             370,989        223,719
                                          ----------     ----------
Net cash provided by investing activities    284,344         40,706
                                          ----------     ----------
Cash flows from (used in) financing activities:
  Repayment on long-term debt                (50,143)       (77,231)
  Advances on short-term borrowing           459,840        100,000
                                          ----------     ----------
Net cash provided by financing activities    409,697         22,769
                                          ----------     ----------
Net increase (decrease) in cash:             196,085       (346,796)

Cash at beginning of period                  278,202        854,495
                                          ----------     ----------
Cash at end of period                       $474,287       $507,699
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. Operating results for the three-month period ended September 30, 2008 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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



Three Months Ended September 30,             2008            2007
--------------------------------------  ---------      ----------

Income (loss) from continuing
operations                                $43,123        $(95,690)

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,431,503       1,431,503

Additional common shares to be issued
assuming exercise of stock options,
and conversion of convertible
debentures                                561,111    Anti-dilutive

Additional income from continuing
operations, assuming conversion of
convertible debentures at the
beginning of the period                   $11,363    Anti-dilutive

Shares used to compute dilutive effect
of stock options and convertible
debentures                              1,992,614       1,431,503

Basic earnings (loss) per common share
from continuing operations                 $(.030)         $(.067)

Diluted earnings per common share from      $.022    Anti-dilutive
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

The table below summarizes information about reported segments for the three months ended September 30, 2008 and 2007:


THREE MONTHS ENDED
SEPTEMBER 30, 2008:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $2,462,619    $795,889      $(2,649)

Depreciation                      26,236      51,000          483

Gross Margin                     312,375     333,906            -

Selling Expenses                  72,030      73,483            -

General & Administrative         110,226     150,286       64,152
Expenses

Interest Expense                  97,426       2,930       13,163

Interest Income                    6,394       5,793            -

Income (loss) before Taxes        39,087     113,000      (79,964)

Capital Expenditures               5,623      81,022            -

Segment assets at 9/30/07:
Inventory                      5,424,800     651,564            -
Property, Plant &
   Equipment                   1,360,569   1,013,098        2,002
Other Assets                     169,849   6,614,784      156,151




THREE MONTHS ENDED
SEPTEMBER 30, 2007:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $1,096,632    $737,179         $778

Depreciation/amortization         49,860      42,600          500

Gross Margin                      14,548     253,442          778

Selling Expenses                  59,181      58,431            -

General & Administrative
   Expenses                       66,196      76,306      147,563

Interest Expense                  55,288       1,692       17,587

Interest Income                   48,611       5,175            -

Income (loss) before taxes      (117,506)    122,188     (164,372)

Capital Expenditures               5,885     177,129            -

Segment assets at 9/30/08:
Inventory                      4,281,463     641,629            -
Property, Plant &
   Equipment, net              1,417,197   1,026,956        3,985
Other Assets                           -   6,910,206      185,138





ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Management's discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company's business and products, revenues, expenditures and operating and capital requirements. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for its future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially for those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; conditions in the industries in which the Company operates, particularly the airline industry; the Company's ability to win government contracts; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw material used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; changes in anticipated operating results, credit availability, equity market conditions or the Company's debt levels may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash; requirements for unseen maintenance, repairs or capital asset acquisitions; difficulties or delays in the development, production, testing, and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the cost and effects of legal and administrative proceedings, including environmental proceedings;
and the risk factors reported from time to time in the Company's
SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flows from operations and the offering of its subordinated debentures. For the first three months of fiscal year 2009, the Company had an increase in cash of $196,085 compared to a $346,796 cash decrease for the same period in fiscal year 2008. As of September 30, 2008, the Company held cash and cash equivalents of $474,287.

During the three month period ended September 30, 2008, the Company recorded net income from operations of $43,123. The Company's net cash used in operating activities was $497,956 in the first three months of fiscal year 2009 compared to net cash used in operating activities of $410,271 in the same period of fiscal year 2008. The increase in net cash used in operating activities during this three month period was primarily due to the pay down of vendor and finance company payables. Cash flow provided by investing activities was $284,344 during the first three months of fiscal year 2009, influenced principally by payments received under an equipment lease. Net cash from financing activities was $409,697 during the first three months of fiscal year 2009, influenced principally by increased short term borrowing from a bank line of credit compared to the corresponding period during fiscal year 2008. The increased borrowing was due to a higher volume of international sales and refinancing of the land and building used in aviation and ground support operations. The cash increase from greater borrowing under the Company's bank line of credit was offset by principal payments on long term debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $3,364,389 at September 30, 2008, a decrease of $119,572 since June 30, 2008.
At September 30, 2008, current assets amounted to $8,804,274 and current liabilities were $5,439,885, resulting in a current ratio of 1.62 to 1.0, which was a slight improvement from 1.58 to 1.0 at June 30, 2008. Long-term debt was $4,361,856 and stockholders' equity was $1,655,202 at September 30, 2008. The Company's present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2009 were $86,645, compared with $183,013 during the same period in fiscal year 2008. These investments reflect the Company's continuing program to achieve business growth, improve its properties, and improve productivity. The cemetery operations incurred expenditures for improvements to the Terrace of Internal Peace due to water damage ($9,555), new triple dumper for grounds ($61,245), computers/office server and grounds equipment ($10,222), or $81,022 in total for cemetery operations. The aviation ground support operations purchased computer equipment of $5,623 during the first three months of fiscal year 2009. The Company anticipates that it will spend approximately $100,000 on capital expenditures during the final three quarters of fiscal year 2009 for repairs to the Oakridge cemetery mausoleum and shop equipment for aviation ground support operations. The Company plans to finance these capital expenditures primarily through operating cash flows.

The Company's book value per share at September 30, 2008 was $1.16, compared with $1.13 at June 30, 2008.

The Company has a $1,000,000 bank line of credit facility. As of September 30, 2008 there was $979,840 outstanding under this facility as well as outstanding letters of credit of $20,160.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future requirements despite the need for improved working capital to meet current operating needs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2008, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2009.


RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2009 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2008

CEMETERY OPERATIONS

Cemetery revenue from operations increased $60,428 to $766,529 for the first quarter of fiscal year 2009, or 9% over the prior year comparable period revenue of $706,101. The increase was primarily due to increases in cemetery land sales of $54,246, foundation fees of $39,125, grave liners of $28,703, interment fees of $54,214, a decrease in overtime fees of $7,500, which were offset by revenue account decreases for the sale of markers of $109,598 and sale of mausoleum space of $13,900. All decreases were primarily the result of the economy and a decrease in discretionary spending.

The cemetery gross profit margin increased to 40% in the first quarter of fiscal year 2009, an increase of 9% compared to the corresponding period in fiscal year 2008. The increase was attributable to an overall increase in sales prices, offset by a decrease in number of marker sales and the allocation of employee benefits to sales and general and administrative expenses.

Interest income from cemetery care funds decreased $1,718, or 6%, in the first quarter of fiscal year 2009 when compared to the corresponding period in fiscal year 2008. The decrease was due to decreased rates earned on funds.

Selling expenses as a percentage of sales increased to 10%, or an increase of 2% in comparison to the prior year comparable period.
The increase is due to allocation of employee benefits to the sales department.

General and administrative expenses increased $73,981, or 97%, in the first quarter of fiscal year 2009 in comparison to the prior year comparable period. The increase was primarily due to increases in professional fees of $17,699, office salaries and related benefits of $22,748, utilities of $1,134, and the allocation of corporate assessment of $30,000.

AVIATION GROUND SUPPORT EQUIPMENT OPERATIONS:

Revenue increased $1,365,987 to $2,462,619, or 125%, in the first quarter of fiscal year 2009 in comparison to the prior year comparable period. The increase was due to an increase in equipment sales of $1,431,728, which was due to three large f oreign sales. The Company believes the increase in sales with Russia was due to a new distributor, a Norway sale was due to the weak dollar, and a sale to a company in Turkey resulted from the consummation of a large contract won in 2007. The increase in equipment sales was partially offset by a decrease in parts sales of $58,101 to $86,954 during the first quarter of fiscal year 2009, or a change of 40%.

Gross profit margin increased to 13% in the first quarter of fiscal year 2009, an improvement of 12% when compared to the corresponding period in fiscal year 2008. The improvement was due to the increased volume noted above.

Selling expenses for the aviation ground support equipment business as a percentage of sales decreased to 3%, or a decrease of 2% in comparison to the prior year comparable period. The decrease was primarily due less travel and related sales expenses.

General and administrative expenses in the first quarter of fiscal year 2009 increased $44,030, or 67% in comparison to the first quarter of fiscal year 2008. The increase was primarily due to the hiring of a chief financial officer ($27,500) and professional fees of $20,000 for the accounting audit. Accounting fees historically have been recorded on Oakridge Holdings, Inc.

Interest expense in the first quarter of fiscal year 2009 was $97,426, or an increase of $42,138, or 76%, in comparison to the first quarter of fiscal year 2008. The increase was due to increased international sales, which result in a greater line of credit balance outstanding due to the longer collection time caused by increased shipping days for international sales. The line of credit balance outstanding also increased during the first quarter of fiscal year 2009 due to the refinancing of the land and building used in aviation and ground support operations.

Interest income in the first quarter of fiscal year 2009 was $6,394, or a decrease of $42,217, or 87%, in comparison to the first quarter of fiscal year 2008. The decrease was due to a sales-type lease with the United States Air Force for disabled passenger transporters being completed during fiscal year 2008.

OAKRIDGE HOLDINGS, INC.

General and administrative expenses in the first quarter of fiscal year 2009 decreased $83,411, or 57%, in comparison to the first quarter of fiscal year 2008. The decrease was due to allocation of corporate assessment for Robert C. Harvey's management of $30,000 to the Company's operating segments, professional fees of $46,639 (audit allocated evenly with the cemetery and aviation and ground support operations), and training expenses of $5,374.

Interest expense in the first quarter of fiscal year 2009 was $13,163, or a decrease of $4,424, or 25%, in comparison to the first quarter of fiscal year 2008. The decrease was primarily due to lower bank debt balances outstanding.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCOURSES ABOUT MARKET RISK

Not applicable.


ITEM 4.	CONTROLS AND PROCEDURES

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

ITEM 1A.	RISK FACTORS

Not applicable.


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


Date:  November 12, 2008









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