Form 10-Q
period 2008-12-31
OAKRIDGE HOLDINGS INC
filed 2009-02-17
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-Q

           [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

                              or

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


Indicate by check mark, whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 or the Exchange Act.

Large Accelerated filer ___	Accelerated Filer   ___

Non-accelerated filer   ___	Smaller reporting Company _X_

(Do not check if a smaller reporting company)








                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-QSB


            For the quarter ended December 31, 2008


                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               December 31, 2008 (unaudited) and June 30, 2008

          (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2008 and 2007 (unaudited) and six months ended December 31, 2008 and 2007 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and 2007 (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES







PART I - FINANCIAL INFORMATION                      FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                 December 31,2008    June 30,2008
                                      (Unaudited)
                                _________________    ____________
Current assets:
Cash & cash equivalents                  $361,316        $278,202
Trade receivables                       1,590,061       2,204,311
Curent portion of net
 investment in sales-type lease                 -         460,200
Inventories:
  Production                            6,092,147       5,656,996
  Cemetery, mausoleum space,
   markers and related                    645,416         645,941
Other current assets                      143,375         100,873
Deferred income taxes                     154,000         178,000
                                      -----------     -----------
Total current assets                    8,986,315       9,524,523
                                      -----------     -----------

Property, plant and equipment:
Property, plant and equipment,
 at cost                                6,321,353       6,226,836
 Less accumulated depreciation         (4,013,612)     (3,862,029)
                                      -----------     -----------
Property, plant and equipment,
net                                     2,307,741       2,364,807
                                      -----------     -----------
Other assets:
Preneed trust investments               2,004,720       1,926,120
Cemetery perpetual care trusts          4,548,309       4,918,067
Deferred income taxes                     185,000          82,000
Net investment in sales-type lease              -               -
Deferred financing costs                   72,913          76,785
Other                                      13,435          19,800
                                      -----------     -----------
Total other assets                      6,824,377       7,022,772
                                      -----------     -----------

Total Assets                          $18,118,433     $18,912,102
                                      ===========     ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                 December 31,2008   June 30,2008
                                      (Unaudited)
                                    _____________  _____________
Current liabilities:
Notes payable bank                     $  979,840       $520,000
Accounts payable                          733,123      1,140,562
Due to finance company                    638,894        980,544
Other current liabilities                 749,594        814,356
Deferred revenue                        2,444,957      2,372,525
Current maturities of long-
 term debt                                224,500        212,575
                                      -----------    -----------
Total current liabilities               5,770,908      6,040,562
                                      -----------    -----------

Long-term debt                          4,300,466      4,415,274
                                      -----------    -----------

Total liabilities                      10,071,374     10,455,836
                                      -----------    -----------
Non-controlling interest in
perpetual care and trust
investments                             6,553,029      6,844,187
                                      -----------    -----------

STOCKHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated earnings (deficit)           (678,096)      (560,047)
                                      -----------    -----------
Total stockholders' equity              1,494,030      1,612,079
                                      -----------    -----------
Total liabilities and
stockholders' equity                  $18,118,433    $18,912,102
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             Three Months Ended December      Six Months Ended December 31,
                             31,

                                          2008          2007           2008            2007
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $583,131      $769,313     $1,349,660      $1,475,414
  Aviation                           1,622,049     1,793,791      4,084,668       2,890,423
  Interest-Care Funds                   29,525        34,156         58,885          65,234
  Other                                 (3,716)       15,885         (6,365)         16,663
                                    ----------    ----------     ----------      ----------
    Total revenue                    2,230,989     2,613,145      5,486,848       4,447,734
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of cemetery sales               429,785       421,405        891,768         905,142
  Cost of aviation sales             1,638,749     1,427,100      3,788,993       2,509,184
  Sales and marketing                   60,243       114,344        205,756         231,956
  General and administrative           283,865       239,656        608,529         529,721
                                    ----------    ----------     ----------      ----------
Total operating expenses             2,412,642     2,202,505      5,495,046       4,176,003
                                    ----------    ----------     ----------      ----------
Income (loss) from
operations                            (181,653)      410,640        (8,198)         271,731


Other income (expense)
Interest income                          6,250        29,535         18,437          83,321
Interest expense                       (93,769)      (98,363)      (207,288)       (172,930)
                                    ----------    ----------     ----------      ----------
Total other expense                    (87,519)      (68,828)      (188,851)        (89,609)


Net income (loss) before
income taxes                          (269,172)      341,812       (197,049)        182,122

Income taxes provision
(benefit)                             (108,000)      137,000        (79,000)         73,000
                                    ----------    ----------     ----------      ----------
Net income (loss)                    $(161,172)     $204,812      $(118,049)       $109,122
                                    ==========    ==========     ==========      ==========

Net income (loss) per common
share - basic                           $(.113)        $.143         $(.082)          $.076
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares outstanding -
basic                                1,431,503     1,431,503      1,431,503       1,431,503
                                    ==========    ==========     ==========      ==========
Net income (loss) per common
shares - diluted                        $(.113)        $.131         $(.022)          $.074
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares outstanding -
diluted                            Anti-dilutive   1,566,503    Antidilutive      1,566,503
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements






PART I - FINANCIAL INFORMATION                        FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Six Months Ended December 30,                   2008           2007
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                         (118,049)       109,122
  Adjustments to reconcile net income
   (loss) to net cash flows from
   operating activities:
    Depreciation                             155,455        185,920
    Deferred income taxes                    (79,000)        73,000
    Receivables                              614,250       (285,382)
    Inventories                             (434,626)    (1,414,560)
    Prepaids & other assets                  (36,137)       (63,228)
    Accounts payable and due to
      finance company                       (749,089)       336,784
    Deferred revenue                          72,432        221,523
    Accrued liabilities                      (64,762)       (83,420)
                                          ----------     ----------
Net cash flows used in operating
activities                                  (639,526)      (920,241)
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment        (94,517)      (207,543)
  Payments on lease receivable               460,200        403,857
                                          ----------     ----------
Net cash flows from investing
activities                                   365,683        196,314
                                          ----------     ----------
Cash flows from financing activities:
  Increase (decrease) in note payable
   - bank                                    459,840        398,000
  Principal payments on long-term debt      (102,883)       (37,081)
                                          ----------     ----------
Net cash flows from financing
activities                                   356,957        360,919
                                          ----------     ----------
Net change in cash and cash
equivalents:                                  83,114       (363,008)


Cash and cash equivalents:
Beginning of year                            278,202        854,495
                                          ----------     ----------
End of period                               $361,316       $491,487
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-QSB
ITEM 1 - FINANCIAL STATEMENTS



                        OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. Operating results for the six-month period ended December 31, 2008 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


Six Months Ended December 31,                 2008           2007


Income (loss) from continuing            $(118,049)      $109,122
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be        Antidilutive        135,000
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing     Antidilutive         $7,000
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive          1,431,503      1,566,503
effect of stock options and
convertible debentures

Basic earnings (loss) per common           $(.082)          $.076
share from continuing operations

Diluted earnings (loss) per common         $(.082)          $.074
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

The table below summarizes information about reported segments for the three months and six months ended December 31, 2008 and 2007:




SIX MONTHS ENDED
DECEMBER 31, 2008:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $4,084,688 $1,408,545    $(6,365)    $5,486,868

Depreciation          52,472    102,000        983        155,455

Gross Margin         295,675    516,777     (6,365)       806,087

Selling Expenses      88,980    116,776          -        205,756

General &
Administrative
Expenses             183,502    268,065    156,962        608,529

Interest Expense     177,399      3,564     26,325        207,288

Interest Income        6,855     11,582          -         18,437

Income (loss)
before Taxes        (147,351)   139,954   (189,652)      (197,049)

Capital
Expenditures           5,760     88,757          -         94,517

Segment assets:
Inventory          6,092,147    645,416          -      6,737,563
Property, Plant
& Equipment        1,336,406    969,833      1,502      2,307,741





THREE MONTHS ENDED
DECEMBER 31, 2008:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $1,622,049   $612,656    $(3,716)    $2,230,989

Depreciation          26,236     51,000        500        138,309

Gross Margin         (16,700)   182,871     (3,716)       162,455

Selling Expenses      16,950     43,293          -         60,243

General &
Administrative
Expenses              73,276    117,779     92,810        283,865

Interest Expense      79,973        634     13,162         93,769

Interest Income          461      5,789          -          6,250

Income (loss)
before Taxes        (186,438)    26,954   (109,688)      (269,172)

Capital
Expenditures             137      7,735          -          7,872





SIX MONTHS ENDED
DECEMBER 31, 2007:

                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $2,906,139 $1,540,648       $947     $4,447,734

Depreciation          99,720     85,200      1,000        185,920

Gross Margin         381,239    635,507        947      1,017,693

Selling Expenses     124,884    107,072          -        231,956

General &
Administrative
Expenses             136,622    199,113    193,987        529,722

Interest Expense     124,504     15,425     33,001        172,930

Interest Income       72,309     11,012          -         83,321

Income (loss)
before Taxes          83,254    324,909   (226,041)       182,122

Capital
Expenditures          18,447    189,096          -        207,543

Segment assets
Inventory          5,393,054    648,475          -      6,041,529
Property, Plant
& Equipment        1,379,900    996,323      3,485      2,379,708



THREE MONTHS ENDED
DECEMBER 31, 2007:

                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $1,809,507   $803,469       $169     $2,613,145

Depreciation          49,860     42,600        500         92,960

Gross Margin         366,691    382,065        169        748,925

Selling Expenses      65,703     48,641          -        114,344

General &
Administrative
Expenses              70,426    122,807     46,424        239,657

Interest Expense      69,216     13,733     15,414         98,363

Interest Income       23,698      5,837          -         29,535

Income (loss)
before taxes         200,760    202,721    (61,669)       341,812

Capital
Expenditures          12,563     11,967          -         24,530






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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. For the first six months of fiscal year 2009,the Company had an increase in cash of $83,114 compared to a cash decrease in the same period in fiscal year 2008 of $363,008. As of December 31, 2008, the Company had no cash equivalents.

During the six month period ended December 31, 2008, the Company recorded a net loss after tax benefit of $118,049. The Company's net cash used in operating activities was $639,526 in the first six months of fiscal year 2009 compared to net cash used in operating activities of $920,241 in the same period in fiscal year 2008. The decrease in net cash used in operating activities was primarily due to a increase in accounts receivable. During the first six months of fiscal 2009, cash provided by investing activities was $365,683 primarily due to payments on a lease receivable from one of the Company's aviation equipment customers, while net cash provided by financing activities was $356,957 primarily due to borrowings on the revolving note payable with bank. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $3,215,407 at December 31, 2008, a decrease of $268,554 from June 30, 2008. The decrease in working capital was primarily due to decreases in trade and lease receivables ad ofset by corresponding decreases in trade payables and payments due to a finance company. Additionally, the revolving note payable to our bank lender increased $459,840 during the six month period ending December 31, 2008, primarily to finance an increase in inventory needed to meet expected sales demands in the second quarter of fiscal year 2009. Current assets amounted to $8,986,315 and current liabilities were $5,770,908, resulting in a current ratio of 1.56 to 1 at December 31, 2008. Long-term debt was $4,300,466 and equity was $1,494,030 at December 31, 2008.

Capital expenditures for the first six months of fiscal year 2009 were $94,517 compared with $207,543 for the same period in fiscal year 2008. These investments reflect the Company's continuing program to achieve business growth, improve its properties, and improve productivity. The cemetery operations' primary expenditure was for improvements on the mausoleum front steps, terrace, and front of the chapel. The aviation ground support operations purchased upgraded computer workstations. The Company anticipates that it will spend approximately $10,000 on capital expenditures during the final two quarters of fiscal year 2009 for shop equipment for aviation ground support operations. The Company plans to finance these capital expenditures primarily through cash flows provided by operations.

The Company has a bank line of credit for up to the lesser of
(1) $1,000,000 or (2) 75% of the Company's accounts acceptable to the lender. The line of credit contains certain financial covenants that require the Company to maintain a debt-to-worth ratio of at least 4.5-to-1 and cash flow-to-current maturity of at least 1.2-to-1. The line of credit matures on May 22, 2009. As of December 31, 2008 there was $979,840 outstanding under this facility.

The Company believes that its financial position, remaining debt capacity and ability to issue subordinated debentures should enable it to meet its current and future capital requirements.


INFLATION

Because of the relatively low levels of inflation experienced during the first half of this fiscal year, and as of December 31, 2008, inflation did not have a significant effect on the Company's results in the first six months of fiscal year 2009.


RESULTS OF OPERATIONS
FIRST SIX MONTHS OF FISCAL YEAR 2009
COMPARED WITH FIRST SIX MONTHS OF FISCAL YEAR 2008


Cemetery Operations:

Revenue for the six months ended December 31, 2008 was $1,408,545, a decrease of $132,103, or 9%, when compared to the six months ended December 31, 2007. The decrease was primarily due to a decrease in marker sales of $125,444 and cremations of $18,000. The Company's management expects that sales of non-essential items such as markers, foundations, and pre-need sales will continue to decrease as the economy continues to decline and disposal income decreases.

Cost of sales for the six months ended December 31, 2008 was $891,768, a decrease of $13,374, or 1%, compared to the six months ended December 31, 2007. The decrease was primarily due to decreased costs associated with sales of markers of $28,783, but fixed costs of employees offset the decrease in goods purchased from vendors. The Company's costs associated with interments and cremations remained relatively constant because the costs associated with those revenue sources come from the Company's fixed labor costs.

The resulting cemetery gross profit margin was 37% for the first six months of fiscal year 2009 versus 41% for the corresponding period in fiscal year 2008, representing a 4% decrease. The decrease was caused by a decrease in sales volume.

Selling expenses for the six months ended December 31, 2008 were $116,776, an increase of $9,704, or 9%, when compared to the six months ended December 31, 2007. The increase was due to increased costs of health insurance for sales employees.

General and administrative expenses for the six months ended
December 31, 2008, were $268,065, an increase of $68,952, or 35%, when compared to the six months ended December 31, 2007. The increase was primarily due to increases in the cost of one additional full-time office employee of $17,605, utilities of $15,410, bonus payments to management personal of $20,769, health insurance of $5,998, and deprecation of $6,000.


Holding Operations:

Revenue for the six months ended December 31, 2008 was immaterial.

General and administrative expenses for the six months ended
December 31, 2008 was $156,962, a decrease of $37,025, or 19%, when compared to the six months ended December 31, 2007. The decrease was primarily due to the allocation of corporate assessment of an additional $36,000.

Interest expense for the six months ended December 31, 2008 was $26,325, a decrease of $6,676, or 20%, when compared to the six months ended December 31, 2007. The decrease is due to having no bank debt after the refinancing of aviation ground support equipment.


Aviation Ground Support Operations:

Revenue for the six months ended December 31, 2008 was $4,084,688, an increase of $1,178,549, or 41%, when compared to the six months ended December 31, 2007. The increase was primarily due to increased international equipment sales during the period.

Cost of sales as a percentage of sales for the six months ended December 31, 2008 was 93%, or an increase of 6%, when compared to the six months ended December 31, 2007. The increase was primarily due to increased costs associated with more employees and related benefits of $677,866, cost of utilities of $15,679, freight out and delivery costs of $179,695, and research and development of $15,530. The costs of hiring engineers and drafters for upcoming contracts to be produced in the third and fourth quarters of fiscal year 2009 also contributed significantly to increased costs of sales.

The resulting gross profit margin was 7% for the first six months of fiscal year 2009 versus 13% for the corresponding period in fiscal year 2008, representing a $85,564 decrease.

Selling expenses for the six months ended December 31, 2008 were $88,980, a decrease of $35,904, or 29%, when compared to the six months ended December 31, 2007. The decrease was primarily due to the Company's in-house salesman not being paid commissions and his agreement to forgive commissions accrued by the Company at June 30, 2008.

General and administrative expenses for the six months ended December 31, 2008, were $183,502, an increase of $46,880, or 34%, when compared to six months ended December 31, 2007. The increase was primarily due to increased management costs of $48,589, medical insurance of $13,922, offset by reduced attorney fees of $13,485.

Other expenses, which consist of interest expense and interest income, for the six months ended December 31, 2008, were a combined expense of $170,544, an increase of $118,349, or 227%, when compared to the six months ended December 31, 2007. The increase was due to no longer having lease revenue earned with the United States Government, and increase in financing costs associated with the new credit facility entered into in the last quarter of fiscal 2008.



RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2008
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2007


Cemetery Operations:

Revenue for the three months ended December 31, 2008 was $612,656, a decrease of $197,813, or 24%, when compared to the three months ended December 31, 2007. The decrease was primarily due to a decrease in all revenue accounts, specifically, cemetery space ($33,386), markers ($15,946), foundations ($32,110), grave liners ($28,786), interment fees ($36,360), overtime ($16,505), cremations ($22,540), and care fund income (4,630). The Company's management believes the decrease in total revenue was due to the slow down in the economy during the second quarter of fiscal year 2009.

Cost of sales for the three months ended December 31, 2008 was $429,785, an increase of $8,381, or 2%, when compared to the three months ended December 31, 2007. The increase was primarily due to increased utilizes, gas and medical insurance costs.

The resulting cemetery gross profit margin was 30% for the three months ended December 31, 2008 versus 48% for the corresponding period in fiscal year 2008, representing a 18% decrease.

Selling expenses for the three months ended December 31, 2008 were $43,293, a decrease of $5,348, or 11%, when compared to the three-month period ended December 31, 2007. The decrease was primarily due to lower sales commissions and related payroll taxes.

General and administrative expenses for the three months ended December 31, 2008 were $117,779, a decrease of $5,028, or 4%, when compared to the three months ended December 31, 2007. The decrease was primarily due to lower training costs and professional fees.


Holding Operations:

Revenue for the three months ended December 31, 2008 was immaterial.

General and administrative expenses for the three months ended
December 31, 2008 were $92,810, an increase of $46,389, or 100%, when compared to the three months ended December 31, 2007. The increase was primarily due to higher audit fees.

Interest expense for the three months ended December 31, 2008 was $13,162, a decrease of $2,252, or 15%, when compared to the three months ended December 31, 2007. The decrease is due to lower debt.


Aviation Ground Support Operations:

Revenues for the three months ended December 31, 2008 were $1,622,049, a decrease of $187,458, or 10%, when compared to the three months ended December 31, 2007. The decrease in revenue was primarily due to lower equipment sales of $129,942 and lower parts sales of $64,813. The Company's management believes the decrease was caused by the general decrease in credit facilities available to purchase goods to manufacture.

Cost of sales for the three months ended December 31, 2008, was $1,638,749, an increase of $195,933, or 14%, when compared to the three months ended December 31, 2007. The increase was primarily due to increased costs of shipping and delivery of $81,682 and increased costs associated with hiring engineers and drafters to complete future projects of $114,251.

The resulting gross profit margin was negative for the three months ended December 31, 2008 versus 20% for the corresponding period in fiscal year 2008. The decrease was due to lower sales and fixed costs that the Company could not decrease to offset lower sales.

Selling expenses for the three months ended December 31, 2008 were $16,950, a decrease of $48,753, or 74%, when compared to the three months ended December 31, 2007. The decrease was primarily due to the forgiveness of sales commissions by the Company's inside salesman for the year.

General and administrative expenses for the three months ended
December 31, 2008 were $73,276, an increase of $2,850 or 4%, when compared to the three months ended December 31, 2007. The increase was primarily due to increased medical insurance expenses.

Interest expense for the three months ended December 31, 2008 was $79,973, an increase of $10,757, or 16%, when compared to the three months ended December 31, 2007. The increase was attributable to increased debt under the Company's line of credit due to the increase in inventory to meet expected sales demands in the second quarter of fiscal year 2009.



OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 925,360 shares of common stock, or 65% of shares outstanding, were represented at the annual meeting of shareholders on December 12, 2008 at Faegre & Benson LLP, 2200 Wells Fargo Center, 90 South Seventh Street, Minneapolis, Minnesota.

Elected as directors of the Company, each receiving a minimum of 920,260 votes was:

     920,260        Robert C. Harvey
     920,260        Robert B. Gregor
     925,360        Hugh McDaniel
     925,360        Pamela Whitney
     925,360        Robert Lindman

In addition, the shareholders ratified the appointment of Wipfli, LLP as the independent auditors of the Company for fiscal year 2009. The vote was 920,860 in favor; 4,200 against; and 300 abstaining.


ITEM 5.   OTHER INFORMATION

          Not applicable.


ITEM 6.   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ending December 31, 2008:

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


Date:  February 12, 2009








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