Form 10-Q
period 2009-03-31
OAKRIDGE HOLDINGS INC
filed 2009-05-20
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-Q

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

           (Issuer's telephone number) (312) 505-9267
_________________________________________________________________
     (Former name, former address and former fiscal year,
                 if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
     {X}Yes  { }No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
	{ }Yes  { }No

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


              For the quarter ended March 31, 2009


                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               March 31, 2009 (unaudited) and June 30, 2008

          (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008
               (unaudited) and nine months ended March 31, 2009 and 2008 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2009 and 2008
               (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES







PART I - FINANCIAL INFORMATION                        FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                    March 31,2009   June 30,2008
                                      (Unaudited)
                                _________________   ____________
CURRENT ASSETS:
Cash & cash equivalents                  $561,215       $278,202
Trade receivables                       1,168,179      2,204,311
Current portion of net investment
 in sales-type lease                            -        460,200
Inventories:
  Production                            7,915,472      5,656,996
  Cemetery and mausoleum space,
   markers and related                    649,686        645,941
Other current assets                      151,939        100,873
Deferred income taxes                     154,000        178,000
                                      -----------    -----------
Total current assets                   10,600,491      9,524,523
                                      -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment,
 at cost                                6,322,915      6,226,836
Less accumulated depreciation          (4,089,362)    (3,862,029)
                                      -----------    -----------
Property, plant and equipment, net      2,233,553      2,364,807
                                      -----------    -----------

OTHER ASSETS:
Preneed trust investments               2,047,303      1,926,120
Cemetery perpetual care trusts	        4,485,810      4,918,067
Deferred income taxes                     185,000         82,000
Deferred financing costs                   70,977         76,785
Other                                       9,431         19,800
                                      -----------    -----------
Total other assets                      6,798,521      7,022,772
                                      -----------    -----------

Total assets                          $19,632,565    $18,912,102
                                      ===========    ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                         FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES
                                    March 31,2009   June 30,2008
                                      (Unaudited)
                                    _____________  _____________
CURRENT LIABILITIES:
Note payable bank                        $979,840       $520,000
Accounts payable                        1,225,466      1,140,562
Due to finance company                  2,051,841        980,544
Other current liabilities                 658,152        814,356
Deferred revenue                        2,353,327      2,372,525
Current maturities of long-term debt      179,384        212,575
                                      -----------    -----------
Total current liabilities               7,448,010      6,040,562
                                      -----------    -----------

LONG-TERM DEBT:
Bank Notes                              4,283,472      4,415,274
Non-Controlling interest in perpetual
 care and trust investments             6,533,113      6,844,187
                                      -----------    -----------
Total long-term debt                   10,165,585     11,259,461
                                      -----------    -----------

SHAREHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (804,156)      (560,047)
                                      -----------    -----------
Total stockholders' equity              1,367,970      1,612,079
                                      -----------    -----------

Total liabilites and
 stockholder's equity                 $19,632,565    $18,912,102
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements











PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Three Months Ended March 31,    Nine Months Ended March 31,

                                          2009          2008           2009           2008
                                    __________    __________     __________     __________
Revenue, net:
  Cemetery                            $531,584      $693,471     $1,881,243     $2,168,885
  Aviation                             997,188     2,764,790      5,081,856      5,655,213
  Interest-Care Funds                   30,493        41,548         89,378        106,782
  Other                                 (3,920)        8,186        (10,285)        24,849
                                    ----------    ----------     ----------     ----------
    Total revenue                    1,555,345     3,507,995      7,042,192      7,955,729
                                    ----------    ----------     ----------     ----------
Operating expenses:
  Cost of cemetery sales               368,814       494,346      1,260,582      1,399,487
  Cost of aviation sales             1,003,386     2,261,835      4,792,379      4,771,019
  Sales and marketing                   97,961       165,304        303,717        397,260
  General and administrative           214,791       270,421        823,320        800,143
                                    ----------    ----------     ----------     ----------
Total operating expenses             1,684,952     3,191,906      7,179,998      7,367,909
                                    ----------    ----------     ----------     ----------

Income (loss) from operations         (129,607)      316,089       (137,806)       587,820


Other income (expense):
Interest income                          5,850        18,865         24,288        102,186
Interest expense                       (86,303)     (101,257)      (293,591)      (274,187)
                                    ----------    ----------     ----------     ----------
Total other expense                    (80,453)      (82,392)      (269,303)      (172,001)
                                    ----------    ----------     ----------     ----------

Income (loss) before income taxes     (210,060)      233,697       (407,109)       415,819

Income tax provision (benefit)         (84,000)       93,000       (163,000)       166,000
                                    ----------    ----------     ----------     ----------
Net income (loss)                    $(126,060)     $140,697      $(244,109)      $249,819
                                    ==========    ==========     ==========     ==========



Net income (loss) per common
share - basic                           $(.088)       $ .098         $(.171)          $.175
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares - basic                1,431,503     1,431,503      1,431,503       1,431,503
                                    ==========    ==========     ==========      ==========
Net income (loss) per common
shares - diluted                        $(.088)        $.090         $(.171)          $.171
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares - diluted          Anti-dilutive     1,431,503  Anti-dilutive       1,431,503
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements








PART I - FINANCIAL INFORMATION                           FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Nine Months Ended March 31,                     2009           2008
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                        $(244,109)      $249,819
  Adjustments to reconcile net income
   (loss) to cash flows from operating
   activities:
    Depreciation and amortization            233,141        278,880
    Deferred income taxes                    (79,000)       166,000
    Change in accounts receivable          1,496,332       (587,334)
    Change in inventories                 (2,262,221)    (2,170,563)
    Change in other assets                   (40,697)       (36,193)
    change in accounts payable and due to
     finance company                       1,156,201      1,558,921
    Cash paid to non-controlling trusts     (100,284)      (108,821)
    Cash received from non-controlling
     trusts                                   89,306        109,583
    Gains from sale of investments of
     non-controlling trusts                   (1,681)       (81,507)
    Unrealized losses of non-controlling
     trusts                                  138,696        249,912
    Income earned of non-controlling
     trusts                                 (125,925)      (111,898)
    Cash from sale of non-controlling
     trusts assets                               112         57,269
    Change in deferred revenue               (19,198)      (798,077)
    Change in accrued liabilities           (156,204)        21,798
                                          ----------     ----------
Net cash from (used in)operating
 activities                                   84,245	 (1,316,749)
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment        (96,079)      (222,950)
  Payments of lease receivable                     -        746,629
                                          ----------     ----------

Net cash flows from (used in) investing
 activities:                                 (96,079)	    523,679
                                          ----------     ----------

Cash flows from financing activities:
  Increase (decrease) in note payable
   bank                                      459,840	    514,000
  Proceeds from short term debt                    -        260,000
  Principal payments on long-term debt      (164,993)	   (126,627)
                                          ----------     ----------

Net cash flows from financing activities:    294,847	    647,373
                                          ----------     ----------

Net change in cash and cash equivalents:     283,013	   (145,697)


Cash and cash equivalents:
Beginning of year                            278,202	    854,495
                                          ----------     ----------
End of period                               $561,215       $708,798
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements








PART I - FINANCIAL INFORMATION                          FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2008. Operating results for the nine-month period ended March 31, 2009 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


Nine Months Ended March 31,                   2009           2008


(Loss) from continuing                   $(244,109)      $249,819
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be        Antidilutive        135,000
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing     Antidilutive        $18,225
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive          1,431,503      1,566,503
effect of stock options and
convertible debentures

Basic earnings (loss) per common            $(.171)         $.175
share from continuing operations

Diluted earnings (loss) per common          $(.171)         $.171
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

The table below summarizes information about reported segments for the three months and nine months ended March 31, 2009 and 2008:



NINE MONTHS ENDED
MARCH 31, 2009:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment


Revenues          $5,081,856 $1,970,621    (10,285)    $7,042,192

Depreciation and
amortization	      72,900    153,000	     1,433        227,333

Gross Margin 	     289,477    620,661	   (10,285)       899,853

Selling Expenses     132,474    171,243	         -        303,717

General &
Administrative
Expenses	     239,460    384,553	   199,307        823,320

Interest Expense     250,225      3,878	    39,488        293,591

Interest Income        6,855     17,433          -         24,288

Income (loss) before
Taxes	            (325,827)   167,798	  (249,080)      (407,109)

Capital Expenditures   6,052     90,019	         -         96,071

Segment Assets:
    Inventory	   7,915,472    649,686	         -      8,565,158
    Property, Plant
    & Equipment	   1,312,408    920,093	     1,052      2,233,553







THREE MONTHS ENDED
MARCH 31, 2009:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues            $997,188   $562,077    $(3,920)    $1,555,345

Depreciation          24,300     51,000        450         75,750

Gross Margin          (6,198)   193,263     (3,920)       183,145

Selling Expenses      43,494     54,467          -         97,961

General &
Administrative
Expenses              55,958    116,488     42,345        214,791

Interest Expense      72,826        314     13,163         86,303

Interest Income            -      5,850          -          5,850

Income (loss) before
Taxes               (178,476)    27,844    (59,428)      (210,060)


Capital Expenditures      71      1,260          -          1,331





NINE MONTHS ENDED
MARCH 31, 2008:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $5,679,894 $2,275,667       $168    $7,955,729

Depreciation         149,580    127,800      1,500       278,880

Gross Margin         908,875    876,180        168     1,785,223

Selling Expenses     223,189    174,071          -       397,260

General &
Administrative       256,234    282,869    261,040       800,143

Interest Expense     209,625     16,190     48,372       274,187

Interest Income       86,069     16,117          -       102,186

Income (loss)
before Taxes         305,896    419,167   (309,244)      415,819

Capital
Expenditures          22,846    200,104          -       222,950

Segment Assets
  Inventory        6,149,454    648,078          -     6,797,532
  Property, plant
   & equipment     1,334,438    964,732      2,985     2,302,155




THREE MONTHS ENDED
MARCH 31, 2008:
                    Aviation Cemeteries  Corporate  Consolidating
                      Ground
                     Support
                   Equipment

Revenues          $2,773,755   $735,019      $(779)    $3,507,995

Depreciation          49,860     42,600        500         92,960

Gross Margin         511,920    240,674       (779)       751,815

Selling Expenses      98,305     66,999          -        165,304

General &
Administrative
Expenses             119,612     83,757     67,053        270,422

Interest Expense      85,121        765     15,371        101,257

Interest Income       13,760      5,105          -         18,865

Income (loss)
before Taxes         222,642     94,258    (83,203)       233,697

Capital
Expenditures           4,398     11,008          -         15,406












ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Management's discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward -looking statements about the Company's business and products, revenues, expenditures and operating and capital requirements. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for its future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially for those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; conditions in the industries in which the Company operates, particularly the airline industry; the Company's ability to win government contracts; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw material used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; changes in anticipated operating results, credit availability, equity market conditions or the Company's debt levels that may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash; requirements for unforeseen maintenance, repairs or capital asset acquisitions; difficulties or delays in the development, production, testing, and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the cost and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.



FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. For the first nine months of fiscal year 2009, the Company had an increase in cash of $283,013 compared to a cash decrease in the same period in fiscal year 2008 of $145,697. As of March 31, 2009, the Company had no cash equivalents.


During the nine-month period ended March 31, 2009, the Company recorded a net loss after tax benefit of $244,109. The Company's net cash from operating activities was $84,245 in the first nine months of fiscal year 2009 compared to net cash used in operating activities of $1,316,749 in the same period in fiscal year 2008. The increase in net cash from operating activities was primarily due to an increase in accounts payable and a decrease in accounts receivable.
During the first nine months of fiscal 2009, cash used by investing activities was $96,079 primarily due to cemetery purchasing a new dump truck, while net cash provided by financing activities was $294,847 primarily due to borrowings on the revolving note payable with the Company's bank. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $3,152,481 at March 31, 2009, a decrease of $331,480 from June 30, 2008. The decrease in working capital was primarily due to a decrease in sales type lease with the United States Air Force, which was completed in fiscal year 2008. Additionally, the revolving note payable to our bank lender increased $459,840 during the nine month period ending March 31, 2009, primarily to finance an increase in inventory needed to meet expected sales demands in the third quarter of fiscal year 2009. Current assets amounted to $10,600,491 and current liabilities were $7,448,010, resulting in a current ratio of 1.42 to 1 at March 31, 2009. Long-term debt was $4,283,472 and equity was $1,367,970 at March 31, 2009.

Capital expenditures for the first nine months of fiscal year 2009 were $96,079 compared with $222,950 for the same period in fiscal year 2008. These investments reflect the Company's continuing program to achieve business growth, improve its properties, and improve productivity. The cemetery operations' primary expenditure was for a triple dipper dump truck. The aviation ground support operations purchased upgraded computer workstations. The Company anticipates that it will spend approximately $10,000 on capital expenditures during the final quarter of fiscal year 2009 for shop equipment for aviation ground support operations. The Company plans to finance these capital expenditures primarily through cash flows provided by operations.

The Company has a bank line of credit for up to the lesser of (1) $1,000,000 or
(2) 75% of the Company's accounts acceptable to the lender. The line of credit contains certain financial covenants that require the Company to maintain a debt-to-worth ratio of at least 4.5-to-1 and cash flow-to-current maturity of at least 1.2-to-1. The line of credit matures on May 22, 2009. As of March 31, 2009 there was $979,840 outstanding under this facility. The company has had decisions with the bank and the line of credit will be renewed when it becomes due.

The Company believes that its financial position, remaining debt capacity and ability to issue subordinated debentures should enable it to meet its current and future capital requirements.



INFLATION

Because of the relatively low levels of inflation experienced during the first nine months of this fiscal year, and as of March 31, 2009, inflation did not have a significant effect on the Company's results in the first nine months of fiscal year 2009.



RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL YEAR 2009
COMPARED WITH FIRST NINE MONTHS OF FISCAL YEAR 2008

Cemetery Operations:

Revenue for the nine months ended March 31, 2009 was $1,970,621, a decrease of $305,046, or 14%, when compared to the nine months ended March 31, 2008. The decrease was primarily due to a decrease in all revenue accounts as follows: decrease in marker sales of $133,376, land sales of $33,965, overtime charges for Saturday burials of $24,305, cremations of $45,835, grave liners of $27,287, interment fees of $13,543, foundations of $9,790 and care fund interest of $17,404. The Company's management expects that sales of non-essential items such as markers, foundations, overtime and pre-need sales will continue to decrease as the economy continues to decline and disposable income decreases.

Cost of sales for the nine months ended March 31, 2009 was $1,260,582, a decrease of $138,905, or 10%, compared to the nine months ended March 31, 2008. During the nine months ended March 31, 2009, costs associated with sales of markers decreased $49,753, costs associated with sales of foundations decreased $11,364 and costs associated with sales of grave liners decreased $21,369 compared to the same period in fiscal year 2008, but fixed costs of employees offset the decrease in costs of goods purchased from vendors. The Company's primary decrease in cost of sales was the allocation of health insurance of $41,057 to sales and general and administrative.

The resulting cemetery gross profit margin was 36% for the first nine months of fiscal year 2009 versus 39% for the corresponding period in fiscal year 2008, representing a 3% decrease. The decrease was caused by a decrease in sales volume.

Selling expenses for the nine months ended March 31, 2009 were $171,243, a decrease of $2,828, or 2%, when compared to the nine months ended March 31, 2008. The decrease was due to lower commissions on sales of markers.

General and administrative expenses for the nine months ended March 31, 2009, were $384,553, an increase of $101,684, or 36%, compared to the nine months ended March 31, 2008. The increase was primarily due to increases in the cost of one additional full-time office employee of $23,584, utilities of $11,023, health insurance of $14,611, and corporate assessment of $54,000.



Holding Operations:

Revenue for the nine months ended March 31, 2009 was immaterial.

General and administrative expenses for the nine months ended March 31, 2009 was $199,307, a decrease of $61,733, or 24%, when compared to the nine months ended March 31, 2008. The decrease was primarily due to the allocation of corporate assessment of an additional $54,000 to cemetery operations.

Interest expense for the nine months ended March 31, 2009 was $39,488, a decrease of $8,884, or 18%, when compared to the nine months ended March 31, 2008. The decrease is due to having no bank debt after the refinancing of aviation ground support equipment.



Aviation and Ground Support Operations:

Revenue for the nine months ended March 31, 2009 was $5,081,856, a decrease of $598,038, or 11%, when compared to the nine months ended March 31, 2008. The decrease was primarily due to decreased international equipment sales during the period.

Cost of sales as a percentage of sales for the nine months ended March 31, 2009 was 94%, an increase of 10%, when compared to the nine months ended March 31, 2008. The increase was primarily due to increased costs associated with cost of utilities of $6,724, freight out and delivery costs of $156,564, and research and development of $17,339, warranty costs of $9,069, late delivery penalties of $55,485, depreciation of $57,780, insurance for workers compensation of $46,571 and chassis costs of $102,688. The costs of hiring engineers and drafters for upcoming contracts to be produced in the third and fourth quarters of fiscal year 2009 also contributed significantly to increased costs of sales.

The resulting gross profit margin was 6% for the first nine months of fiscal year 2009 versus 16% for the corresponding period in fiscal year 2008, representing a $619,398 decrease.

Selling expenses for the nine months ended March 31, 2009 were $132,474, a decrease of $90,715, or 41%, when compared to the nine months ended March 31, 2008. The decrease was primarily due to the Company's in-house salesman not being paid commissions and his agreement to forgive commissions previously accrued by the Company.

General and administrative expenses for the nine months ended March 31, 2009 were $239,460, a decrease of $16,774, or 7%, when compared to nine months ended March 31, 2008. The decrease was primarily due decreased office wages and related benefits.

Other expenses, which consist of interest expense and interest income, for the nine months ended March 31, 2009, were a combined expense of $243,370, an increase of $40,600, or 20%, when compared to the nine months ended March 31, 2008. The increase was due to no longer having lease revenue earned with the United States Government, and increase in financing costs associated with the new credit facility entered into in the last quarter of fiscal 2008.




RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

Cemetery Operations:

Revenue for the three months ended March 31, 2009 was $562,077, a decrease of $172,942, or 24%, when compared to the three months ended March 31, 2008. The decrease was primarily due to a decrease in all revenue accounts, specifically, cemetery space ($54,825), markers ($7,932), foundations ($16,805), grave liners ($27,204), interment fees ($32,297), overtime ($15,300), cremations ($27,835), and care fund income ($11,055). The Company's management believes the decrease in total revenue was due to the slow down in the economy during the third quarter of fiscal year 2009.

Cost of sales for the three months ended March 31, 2009 was $368,814, a decrease of $125,532, or 25%, when compared to the three months ended March 31, 2008.
The decrease was primarily due to decreased sales, where the largest decreases were in health insurance ($28,315), gas and oil ($14,140), office salaries and related payroll taxes ($39,807).

The resulting cemetery gross profit margin was 34% for the three months ended March 31, 2009 versus 33% for the corresponding period in fiscal year 2008, representing a 1% increase.

Selling expenses for the three months ended March 31, 2009 were $54,467, a decrease of $12,532, or 19%, when compared to the three-month period ended March 31, 2008. The decrease was primarily due to lower sales commissions ($9,440) and health insurance ($3,153).

General and administrative expenses for the three months ended March 31, 2009 were $116,488, a increase of $32,731, or 39%, when compared to the three months ended March 31, 2008. The increase was primarily due to higher computer consulting and software license costs ($8,941) and corporate assessments of ($18,000).



Holdings Operations:

Revenue for the three months ended March 31, 2009 was immaterial.

General and administrative expenses for the three months ended March 31, 2009 were $42,345, a decrease of $24,708, or 37%, when compared to the three months ended March 31, 2008. The decrease was primarily due to allocation of corporate assessment to cemetery operations.

Interest expense for the three months ended March 31, 2009 was $13,163, a decrease of $2,208, or 14%, when compared to the three months ended March 31, 2008. The decrease is due to lower debt.



Aviation and Ground Support Operations:

Revenues for the three months ended March 31, 2009 were $997,188, a decrease of $1,267,602, or 64%, when compared to the three months ended March 31, 2008. The decrease in revenue was primarily due to lower equipment sales. The Company's management believes the decrease was caused by the general decrease in credit facilities available to purchase goods to manufacture.

Cost of sales for the nine months ended March 31, 2009, was $1,003,386, a decrease of $1,258,449, or 56%, when compared to the three months ended March 31, 2008. The decrease was primarily due to decreased sales and related costs to manufacture goods for those sales.

The resulting gross profit margin was negative for the three months ended March 31, 2009 versus 18% for the corresponding period in fiscal year 2008. The decrease was due to lower sales and fixed costs that the Company could not decrease to offset lower sales.

Selling expenses for the three months ended March 31, 2009 were $43,494, a decrease of $54,811, or 56%, when compared to the three months ended March 31, 2008. The decrease was primarily due to the forgiveness of sales commissions by the Company's inside salesman for the year.

General and administrative expenses for the three months ended March 31, 2009 were $55,958, an decrease of $63,644 or 53%, when compared to the three months ended March 31, 2008. The decrease was primarily due to having six less full time employees.

Interest expense for the three months ended March 31, 2009 was $72,826, a decrease of $12,295, or 14%, when compared to the three months ended March 31, 2008. The decrease was attributable to decreased debt under the Company's financing line of credit due to the decrease in inventory chassis to meet expected sales demands in the third quarter of fiscal year 2009.



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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION


Not applicable.


ITEM 6.   EXHIBITS


The following exhibits are filed as part of this Quarterly Report on Form 10-QSB for the quarterly period ending March 31, 2009:

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

Date:  May 20, 2009




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