Form 10-Q/A
period 2008-09-30
OAKRIDGE HOLDINGS INC
filed 2009-07-24
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-Q/A
                        Amendment No. 1

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. {X}Yes { }No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
{  }Yes   {  }No


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

                          FORM 10-Q/A


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

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2008 and 2007 (unaudited)

          (d)  Notes to Condensed Consolidated Financial
               Statements

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About
          Market Risk

ITEM 4.   Controls and Procedures


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 1A.  Risk Factors

ITEM 2-5. Not Applicable

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-Q/A
ITEM 1 - FINANCIAL STATEMENTS


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




PART I - FINANCIAL INFORMATION                      FORM 10-Q/A
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET



                                September 30,2008   June 30,2008
                                      (Unaudited)
                                    _____________  _____________
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable bank                       $979,840       $520,000
Accounts payable                        1,055,288      1,140,562
Due to finance company                    306,550        980,544
Deferred revenue                        2,147,287      2,372,525
Other accrued liabilities                 735,070        814,356
Current maturities of long-term debt      215,850        212,575
                                      -----------    -----------
Total current liabilities               5,439,885      6,040,562
                                      -----------    -----------

Long-term liabilities:
Non-controlling interest in pre-need
   care trust investments               1,900,563      1,926,120
Long-term debt                          4,361,856      4,415,274
                                      -----------    -----------
Total Long-term liabilities             6,262,419      6,341,394
                                      -----------    -----------

Total liabilities                      11,702,304     12,381,956
                                      -----------    -----------

Non-controlling interest in trust
   investments                          4,763,221      4,918,067
                                      -----------    -----------


Stockholders' Equity:
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (516,924)      (560,047)
                                      -----------    -----------
Total stockholders' equity              1,655,202      1,612,079
                                      -----------    -----------
Total liabilities & stockholder's
   equity                             $18,120,727    $18,912,102
                                      ===========    ===========



             See accompanying notes to the condensed
                consolidated financial statements









PART I - FINANCIAL INFORMATION                      FORM 10-Q/A
ITEM 1 - FINANCIAL STATEMENTS

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
                                       ==========     ==========

                  See accompanying notes to the
           condensed consolidated financial statements








PART I - FINANCIAL INFORMATION                        FORM 10-Q/A
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Three Months Ended September 30,                2008           2007
                                        ____________    ___________
Cash flows from (used in) operating activities:
  Net income (loss)                          $43,123       $(95,690)
  Adjustments to reconcile net income
    (loss) to cash flows from operating
    activities:
    Depreciation and amortization             77,719         92,960
    Deferred income taxes                     29,000        (64,000)
    Change in accounts receivable            239,736         10,266
    Change in inventories                    236,573       (296,123)
    Change in other assets                   (60,315)       (79,267)
    Change in accounts payable              (759,268)        32,996
    Losses on non-contolling trust
     investment                               32,937         22,982
    Change in deferred revenue              (225,238)        82,813
    Change in accrued liabilities            (79,286)       (94,226)
                                          ----------     ----------
Net cash used in operating activities       (465,019)      (387,289)
                                          ----------     ----------

Cash flows from (used in) investing activities:
  Purchases of non-controlling investments
   in trusts                                 (96,489)      (424,556)
  Sales of non-controlling investments
   in trusts                                  63,552        401,574
  Purchases of property and equipment        (86,645)      (183,013)
  Payments from sales-type lease             370,989        223,719
                                          ----------     ----------
Net cash provided by investing activities    251,407         17,724
                                          ----------     ----------
Cash flows from (used in) financing activities:
  Repayment on long-term debt                (50,143)       (77,231)
  Advances on short-term borrowing           459,840        100,000
                                          ----------     ----------
Net cash provided by financing activities    409,697         22,769
                                          ----------     ----------
Net increase (decrease) in cash:             196,085       (346,796)

Cash at beginning of period                  278,202        854,495
                                          ----------     ----------
Cash at end of period                       $474,287       $507,699
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-Q/A
ITEM 1 - FINANCIAL STATEMENTS



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

During the three month period ended September 30, 2008, the Company recorded net income from operations of $43,123. The Company's net cash used in operating activities was $465,019 in the first three months of fiscal year 2009 compared to net cash used in operating activities of $387,289 in the same period of fiscal year 2008. The increase in net cash used in operating activities during this three month period was primarily due to the pay down of vendor and finance company payables. Cash flow provided by investing activities was $251,407 during the first three months of fiscal year 2009, influenced principally by payments received under an equipment lease. Net cash from financing activities was $409,697 during the first three months of fiscal year 2009, influenced principally by increased short term borrowing from a bank line of credit compared to the corresponding period during fiscal year 2008. The increased borrowing was due to a higher volume of international sales and refinancing of the land and building used in aviation and ground support operations. The cash increase from greater borrowing under the Company's bank line of credit was offset by principal payments on long term debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS


The following exhibits are filed as part of this Quarterly Report on Form 10-QSB/A for the quarterly period ended September 30, 2006:

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


Date:  July 24, 2009









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