Form 10-Q/A
period 2008-12-31
OAKRIDGE HOLDINGS INC
filed 2009-07-24
CIK 73605

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


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                     FORM 10-Q/A
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                 December 31,2008   June 30,2008
                                      (Unaudited)
                                    _____________  _____________
Current liabilities:
Notes payable bank                     $  979,840       $520,000
Accounts payable                          733,123      1,140,562
Due to finance company                    638,894        980,544
Other current liabilities                 749,594        814,356
Deferred revenue                        2,444,957      2,372,525
Current maturities of long-
 term debt                                224,500        212,575
                                      -----------    -----------
Total current liabilities               5,770,908      6,040,562
                                      -----------    -----------

Long-term liabilities:
Bank notes                              4,300,466      4,415,274
Non-controlling interest in
 pre-need care trust investments        2,004,720      1,926,120
                                      -----------    -----------
Total long-term liabilities             6,305,186      6,341,394
                                      -----------    -----------

Total liabilities                      12,076,094     12,381,956
                                      -----------    -----------
Non-controlling interest in
 trust investments                      4,548,309      4,918,067
                                      -----------    -----------

STOCKHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated earnings (deficit)           (678,096)      (560,047)
                                      -----------    -----------
Total stockholders' equity              1,494,030      1,612,079
                                      -----------    -----------
Total liabilities and
stockholders' equity                  $18,118,433    $18,912,102
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
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements






PART I - FINANCIAL INFORMATION                        FORM 10-Q/A
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Six Months Ended December 30,                   2008           2007
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                         (118,049)       109,122
  Adjustments to reconcile net income
   (loss) to net cash flows from
   operating activities:
    Depreciation                             155,455        185,920
    Deferred income taxes                    (79,000)        73,000
    Receivables                              614,250       (285,382)
    Inventories                             (434,626)    (1,414,560)
    Prepaids & other assets                  (36,137)       (63,228)
    Accounts payable and due to
      finance company                       (749,089)       336,784
    Losses on non-controlling trust
      investments                              9,864         24,133
    Deferred revenue                          72,432        221,523
    Accrued liabilities                      (64,762)       (83,420)
                                          ----------     ----------
Net cash flows used in operating
activities                                  (629,662)      (896,108)
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment        (94,517)      (207,543)
  Purchases of non-controlling
   investments in trusts                     (56,582)      (655,765)
  Sales of non-controlling investments
   in trusts                                  46,718        631,632
  Payments on lease receivable               460,200        403,857
                                          ----------     ----------
Net cash flows from investing
activities                                   355,819        172,181
                                          ----------     ----------
Cash flows from financing activities:
  Increase (decrease) in note payable
   - bank                                    459,840        398,000
  Principal payments on long-term debt      (102,883)       (37,081)
                                          ----------     ----------
Net cash flows from financing
activities                                   356,957        360,919
                                          ----------     ----------
Net change in cash and cash
equivalents:                                  83,114       (363,008)


Cash and cash equivalents:
Beginning of year                            278,202        854,495
                                          ----------     ----------
End of period                               $361,316       $491,487
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

During the six month period ended December 31, 2008, the Company recorded a net loss after tax benefit of $118,049. The Company's net cash used in operating activities was $629,662 in the first six months of fiscal year 2009 compared to net cash used in operating activities of $896,108 in the same period in fiscal year 2008. The decrease in net cash used in operating activities was primarily due to a increase in accounts receivable. During the first six months of fiscal 2009, cash provided by investing activities was $355,819 primarily due to payments on a lease receivable from one of the Company's aviation equipment customers, while net cash provided by financing activities was $356,957 primarily due to borrowings on the revolving note payable with bank. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

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


ITEM 5.   OTHER INFORMATION

          Not applicable.


ITEM 6.   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q/A for the quarterly period ending December 31, 2008:

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


Date:  July 24, 2009








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