Form 10-Q/A
period 2009-03-31
OAKRIDGE HOLDINGS INC
filed 2009-07-24
CIK 73605

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
                                      ===========    ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-Q/A
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES
                                    March 31,2009   June 30,2008
                                      (Unaudited)
                                    _____________  _____________
CURRENT LIABILITIES:
Note payable bank                        $979,840       $520,000
Accounts payable                        1,225,466      1,140,562
Due to finance company                  2,051,841        980,544
Other current liabilities                 658,152        814,356
Deferred revenue                        2,353,327      2,372,525
Current maturities of long-term debt      179,384        212,575
                                      -----------    -----------
Total current liabilities               7,448,010      6,040,562
                                      -----------    -----------

LONG-TERM LIABILITES:
Bank Notes                              4,283,472      4,415,274
Non-Controlling interest in pre-need
 care trust investments                 2,047,303      1,926,120
                                      -----------    -----------
Total long-term liabilities             6,330,775      6,341,394
                                      -----------    -----------

Total liabilites                       13,778,785     12,381,956
                                      -----------    -----------

Non-controlling interest in trust
 investments                            4,485,810      4,918,067
                                      -----------    -----------

SHAREHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (804,156)      (560,047)
                                      -----------    -----------
Total stockholders' equity              1,367,970      1,612,079
                                      -----------    -----------

Total liabilites and
 stockholder's equity                 $19,632,565    $18,912,102
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
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements








PART I - FINANCIAL INFORMATION                         FORM 10-Q/A
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Nine Months Ended March 31,                     2009           2008
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                        $(244,109)      $249,819
  Adjustments to reconcile net income
   (loss) to cash flows from operating
   activities:
    Depreciation and amortization            233,141        278,880
    Deferred income taxes                    (79,000)       166,000
    Change in accounts receivable          1,036,132       (587,334)
    Change in inventories                 (2,262,221)    (2,170,563)
    Change in other assets                   (40,697)       (36,193)
    Change in accounts payable and due to
     finance company                       1,156,201      1,558,921
   (Gains) losses on trust investments        20,585         (4,421)
    Change in deferred revenue               (19,198)      (798,077)
    Change in accrued liabilities           (156,204)        21,798
                                          ----------     ----------
Net cash from (used in) operating
 activities                                 (355,370)	 (1,321,170)
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment        (96,079)      (222,950)
  Purchases of non-controlling investments
   in trusts                                (116,029)      (118,922)
  Sales of non-controlling investments
   in trusts                                  95,444        123,343
  Payments of lease receivable               460,200        746,629
                                          ----------     ----------

Net cash flows from (used in) investing
 activities:                                 343,536	    528,100
                                          ----------     ----------

Cash flows from financing activities:
  Increase (decrease) in note payable
   bank                                      459,840	    514,000
  Proceeds from short term debt                    -        260,000
  Principal payments on long-term debt      (164,993)	   (126,627)
                                          ----------     ----------

Net cash flows from financing activities:    294,847	    647,373
                                          ----------     ----------

Net change in cash and cash equivalents:     283,013	   (145,697)


Cash and cash equivalents:
Beginning of year                            278,202	    854,495
                                          ----------     ----------
End of period                               $561,215       $708,798
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


Nine Months Ended March 31,                   2009           2008


(Loss) from continuing                   $(244,109)      $249,819
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be        Antidilutive        135,000
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing     Antidilutive        $18,225
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive       Antidilutive      1,566,503
effect of stock options and
convertible debentures

Basic earnings (loss) per common            $(.171)         $.175
share from continuing operations

Diluted earnings (loss) per common          $(.171)         $.171
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

The table below summarizes information about reported segments for the three months and nine months ended March 31, 2009 and 2008:



NINE MONTHS ENDED
MARCH 31, 2009:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment


Revenues          $5,081,856 $1,970,621    (10,285)    $7,042,192

Depreciation and
amortization	      72,900    153,000	     1,433        227,333

Gross Margin 	     289,477    620,661	   (10,285)       899,853

Selling Expenses     132,474    171,243	         -        303,717

General &
Administrative
Expenses	     239,460    384,553	   199,307        823,320

Interest Expense     250,225      3,878	    39,488        293,591

Interest Income        6,855     17,433          -         24,288

Income (loss) before
Taxes	            (325,827)   167,798	  (249,080)      (407,109)

Capital Expenditures   6,052     90,027	         -         96,079

Segment Assets:
    Inventory	   7,915,472    649,686	         -      8,565,158
    Property, Plant
    & Equipment	   1,312,408    920,093	     1,052      2,233,553







THREE MONTHS ENDED
MARCH 31, 2009:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues            $997,188   $562,077    $(3,920)    $1,555,345

Depreciation          24,300     51,000        450         75,750

Gross Margin          (6,198)   162,770     (3,920)       192,652

Selling Expenses      43,494     54,467          -         97,961

General &
Administrative
Expenses              55,958    116,488     42,345        214,791

Interest Expense      72,826        314     13,163         86,303

Interest Income            -      5,850          -          5,850

Income (loss) before
Taxes               (178,476)    27,844    (59,428)      (210,060)


Capital Expenditures      71      1,260          -          1,331





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

During the nine-month period ended March 31, 2009, the Company recorded a net loss after tax benefit of $244,109. The Company's net cash used in operating activities was $355,370 in the first nine months of fiscal year 2009 compared to net cash used in operating activities of $1,321,170 in the same period in fiscal year 2008. The decrease in net cash used in operating activities was primarily due to an increase in accounts receivable. During the first nine months of fiscal 2009, cash from investing activities was $343,536 primarily due to collection of lease payments on lease receivable, while net cash provided by financing activities was $294,847 primarily due to borrowings on the revolving note payable with the company's bank. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $3,152,481 at March 31, 2009, a decrease of $331,480 from June 30, 2008. The decrease in working capital was primarily due to a decrease in sales type lease with the United States Air Force, which was completed in fiscal year 2008. Additionally, the revolving note payable to our bank lender increased $459,840 during the nine month period ending March 31, 2009, primarily to finance an increase in inventory needed to meet expected sales demands in the third quarter of fiscal year 2009. Current assets amounted to $10,600,491 and current liabilities were $7,448,010, resulting in a current ratio of 1.42 to 1 at March 31, 2009. Long-term liabilities was $6,330,775 and equity was $1,367,970 at March 31, 2009.

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

The Company has a bank line of credit for up to the lesser of (1) $1,000,000 or
(2) 75% of the Company's accounts acceptable to the lender. The line of credit contains certain financial covenants that require the Company to maintain a debt-to-worth ratio of at least 4.5-to-1 and cash flow-to-current maturity of at least 1.2-to-1. The line of credit matures on May 22, 2009. As of March 31, 2009 there was $979,840 outstanding under this facility. The company has had discussions with the bank and the line of credit will be renewed when it becomes due.

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

General and administrative expenses for the nine months ended March 31, 2009 were $239,460, a decrease of $16,774, or 7%, when compared to nine months ended March 31, 2008. The decrease was primarily due to decreased office wages and related benefits.

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

Cost of sales for the three months ended March 31, 2009 was $368,814, a decrease of $125,532, or 25%, when compared to the three months ended March 31, 2008.
The decrease was primarily due to decreased sales and expenses, where the largest decreases were in health insurance ($28,315), gas and oil ($14,140), office salaries and related payroll taxes ($39,807).

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION


Not applicable.


ITEM 6.   EXHIBITS


The following exhibits are filed as part of this Quarterly Report on Form 10-Q/A for the quarterly period ending March 31, 2009:

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