Form 10-K/A
period 2008-06-30
OAKRIDGE HOLDINGS INC
filed 2009-09-29
CIK 73605

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISISSION
                          Washington, D.C. 20549

                                FORM 10-K/A
                              Amendment No. 1

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

                              (312) 505-9267
             (Issuer's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Exchange Act:  None

   Securities registered pursuant to Section 12(g) of the Exchange Act:

                  Common Stock, Par Value $.10 per share
                             (Title of Class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes { } No {X}

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes { } No {X}

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) { }Yes { }No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A. {X}

Indicate by check mark, whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___               Accelerated filer   ___
Non-accelerated filer   ___               Smaller reporting company _X_
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes{ } No{x}

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of September 15, 2008, was approximately $752,595, based on the average of the bid and asked price of such stock as of such date.

The number of shares outstanding of Registrant's common stock on September 24, 2008, was 1,431,503.

Documents Incorporated by Reference: The information set forth in Part III of this Report is incorporated by reference to the Registrant's definitive proxy statement for the 2008 annual meeting of stockholders, which will be filed no later than 120 days after June 30, 2008.


EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to amend our Annual Report on Form 10-KSB for the fiscal year ended
June 30, 2008, filed with the Securities and Exchange Commission ("SEC") on September 29, 2008 (the "Original Filing"). The Amendment is filed in response to comment letters we received from the staff of the SEC on the Original Filing, and is filed on Form 10-K/A as a result of the SEC's Smaller Reporting Company Regulatory Relief and Simplification rule amendments. The Amendment amends and replaces the Original Filing in its entirety. The Amendment does not reflect events occurring after the filing of the Original Filing and unless otherwise stated herein, the information contained in the Amendment is current only as of the time of the Original Filing.








                             TABLE OF CONTENTS

                                  Part I

Item 1.   Business
Item 1A.  Risk Factors
Item 1B.  Unresolved Staff Comments
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                  Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	  Selected Financial Data
Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
Item 8.   Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.  Controls and Procedures
Item 9B.  Other Information

                                 Part III

Item 10.  Directors, Executive Officers and Corporate Governance
Item 11.  Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence
Item 14.  Principal Accountant Fees and Services
Item 15.  Exhibits and Financial Statement Schedules




















                           CAUTIONARY STATEMENT
        UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



This Form 10-K/A contains certain forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "may," "will," "anticipates," "believes" and other words of similar meaning. Forward-looking statements may address, among other things, the Company's strategy for growth, product development, regulatory changes, the outcome of contingencies (such as legal proceedings), market position, expenditures and financial results. Forward-looking statements are based on current expectations of future events. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; changes in anticipated operating results, credit availability, equity market conditions or the Company's debt levels may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash, requirements for unseen maintenance, repairs or capital asset acquisitions; difficulties or delays in the development, production, testing and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports.
The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.




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

NEED FOR PRODUCTS AND SERVICES; INCREASING NUMBER OF DEATHS. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady pace over the long term as the baby boom generation becomes older. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase from approximately 2.4 million in 2004 to 3.2 million in 2025. Moreover, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population of 50 years of age is expected to increase from
76.1 million in 2000 to 97.1 million in 2010. The Company believes that the aging of the population is particularly important because it expands the Company's target market for pre-need services and merchandise as older persons, especially those over 50 years of age, are most likely to make pre-need cemetery arrangements.

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

RISKS RELATED TO THE CEMETERY.

To compete successfully, the cemetery companies must maintain good reputation and high professional standards in the industry as well as offer attractive products and services at competitive prices. In addition, the Company must market itself in such a manner as to distinguish itself from its competitors. Cemeteries have historically experienced price competition from independent and large public company cemeteries, monument dealers, and other non-traditional companies providing death care services and products. The intense competition the Company faces may, at some time in the future, require the Company to reduce prices (and thereby its profit margins) to retain or recapture market share. If the Company is unable to successfully compete, its financial condition, results of operations and cash flows could be materially and adversely affected.

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


For the fiscal years ended June 30,         2008        2007

Revenues:
(1) Aviation                          $8,233,104  $5,243,024
(2) Cemetery                           3,077,274   2,973,400

Operating profit:
(1) Aviation                            $318,223   $(427,599)
(2) Cemetery                             487,465     311,004

Identifiable assets:
(1) Aviation                          $9,710,776  $8,022,933
(2) Cemetery                          12,475,624  12,281,359



                                REGULATIONS

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


ITEM 1A: RISK FACTORS.

Not applicable.


ITEM 1B: UNRESOLVED STAFF COMMENTS.

Not applicable.


ITEM 2: PROPERTIES.

The Company's executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60654.

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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



                                  PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading in the Company's common stock is in the over the counter market and its symbol is (OKRG.OB),primarily through listings in the National Quotation Bureau "pink sheets," although the market in the stock is not well established. The table below sets forth the range of high and low bid prices for the two most recent fiscal years. Prices used in the table were reported to the Company by National Quotation Bureau, Inc. These quotations represent inter-dealer prices, without retail markup or commission, and may not necessarily represent actual transactions.


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

The Company has never paid a cash dividend on our Common Stock. The Company currently intends to retain earnings to finance the growth and development of our business and does not anticipate paying any dividends on our Common Stock in the foreseeable future. We are currently prohibited from paying dividends under the terms of our credit agreements. Any future change in our dividend policy will be made at the discretion of our Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under credit arrangements, as well as other factors the Board of Directors may deem relevant. We are also prohibited from repurchasing any of our outstanding common stock under the terms of our credit agreement.


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


ITEM 6:  SELECTED FINANCIAL DATA

Not applicable.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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



                                              Payments By Period
                                                                                   After Five
                       Total      2009      2010      2011     2012     2013       Years
Long-term Debt     $4,122,848  $212,575  $227,505  $235,986  $241,754  $2,067,030  $1,137,998

Subordinate
Debentures (1)       $505,000         -  $505,000         -         -           -           -
                   ----------  -------- ---------   -------   -------  ----------  ----------
Total Contractual
Cash Obligations   $4,627,848  $212,575  $732,505  $235,986  $241,754  $2,067,030  $1,137,998
                   ==========  ========  ========  ========  ========  ==========  ==========

(1) We expect to be able to pay the debentures of $505,000 due in 2010 using cash flow from operations or by extending the related party debentures.





OFF-BALANCE SHEET ARRANGEMENTS

None.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the fiscal years ending June 30, 2008 and 2007, located at Exhibit 13, F-1, are incorporated herein.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A:  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were not effective as of June 30, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure.

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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of June 30, 2008, the Company did not maintain effective internal control over financial reporting.
The Company believes that it did not maintain effective internal control over financial reporting as of June 30, 2008 because of the need to restate its financial statements as of and for the year ended on such date due to improper classification of certain items, including the nature of our non-controlling trust interests in preneed trust investments and the nature of cash flows from our consolidated trusts. The nature of the of this restatement is discussed in the notes to our consolidated financial statements, which are filed herewith as Exhibit 13.

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


ITEM 9B:  OTHER INFORMATION

None.





                                 PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 relating to our directors and executive officers is incorporated herein by reference to the section titled "Proposal 1 - Election of Directors" in our proxy statement. The information required by this Item 10 under Item 405 of Regulation S-B is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement. The information required by this Item 10 under Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-B is incorporated herein by reference to the section titled "Information About the Board and Its Committees" in our proxy statement. Our proxy statement will be filed no later than 120 days after June 30, 2008.

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


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the section titled "Executive Compensation" in our proxy statement, which will be filed no later than 120 days after June 30, 2008.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated herein by reference to the section titled "Principal Shareholders and Beneficial Ownership of Management" in our proxy statement, which will be filed no later than 120 days after June 30, 2008.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated herein by reference to the sections titled "Certain Relationships and Related Transactions" and "Proposal 1 - Election of Directors" in our proxy statement, which will be filed no later than 120 days after June 30 2008.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to the sections titled "Audit Fees" and "Preapproval Policies and Procedures" in our proxy statement, which will be filed no later than 120 days after June 30, 2008.


ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Consolidated Statements of Operations for the Years Ended June 30, 2008
and 2007

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended June 30, 2008
and 2007

Notes to Consolidated Financial Statements

The following documents are filed or incorporated by reference as part of this Form 10-K/A.

3(i) Amended and Restated Articles of Incorporation as amended (1) 3(ii) Amended and Superseding By-Laws as amended (1)
10(a) 1999 Stock Incentive Award Plan (2)
10(c) Loan Documents for Line of Credit (4)
10(d) Loan Documents for Term Loan (4)
10(e) Form of Convertible Subordinated Debenture (3)
10(f) Loan documents for Mortgage Note Payable (4)
13    Financial Statements
21    Subsidiaries of Registrant (2)
23    Consent of Independent Auditors
31    Rule 13a-14(a)/15d-14(a) Certifications
32    Section 1350 Certifications

(1)  Filed as exhibit to Form 10 KSB for fiscal year ended June 30, 1996.
(2)  Filed as exhibit to Form 10 KSB for fiscal year ended June 30, 1999.
(3)  Filed as exhibit 4 to Form 10-QSB for the quarter ended March 31, 2008.
(4)  Filed as like numbered exhibit to Form 10-KSB for the year ended
     June 30, 2008.











                                Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 OAKRIDGE HOLDINGS, INC.


Dated: September 29, 2009        By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chairman Of the Board
                                  of Directors

In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: September 29, 2009        By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 Director


Dated: September 29, 2009        By /s/ Robert B. Gregor
                                 Robert B. Gregor
                                 Secretary
                                 Director


Dated: September 29, 2009        By /s/ Hugh H. McDaniel
                                 Hugh H. McDaniel
                                 Director


Dated: September 29, 2009        By /s/ Robert Lindman
                                 Robert Lindman
                                 Director


Dated: September 29, 2009        By /s/ Pamela Whitney
                                 Pamela Whitney
                                 Director