Form 10-K
period 2009-06-30
OAKRIDGE HOLDINGS INC
filed 2009-09-29
CIK 73605

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISISSION
                          Washington, D.C. 20549

                                FORM 10-K

{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2009

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes { } No {X}

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) { }Yes { }No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. {X}

Indicate by check mark, whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___               Accelerated filer   ___
Non-accelerated filer   ___               Smaller reporting company _X_
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes{ } No{x}

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $889,548.

The number of shares outstanding of Registrant's common stock on September 25, 2009, was 1,431,503.

Documents Incorporated by Reference: The information set forth in Part III of this Report is incorporated by reference to the Registrant's definitive proxy statement for the 2009 annual meeting of stockholders, which will be filed no later than 120 days after June 30, 2009.









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

The Cemeteries that we operate are located outside of Chicago, Illinois. We believe this area has a significant population over age 50, which represents a principal target market for our pre-need sales program as well as at-need sales.

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

Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies, and airports. These products are sold and marketed through our technically oriented sales staff as well as through independent distributors and sales representatives. Approximately 45% of Stinar's revenues in the year ended June 30, 2009, were generated by contracts with the U.S. military and 30% are generated internationally.

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

Together the cemeteries comprise 176.7 total acres of real estate, of which
12.8 acres are used for interior roads and other improvements. The remaining 163.9 acres contain 137,000 burial plots of which 28,612 are in inventory, with 975 niches and 3,190 crypts, of which 118 niches and 325 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 20- and 30-year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing interment services, burial plots and crypts, the Company sells cremation services and has a chapel in the mausoleum.


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

DEMAND FOR CREMATION. In recent years, there has been a steady growth in the number of families in the United States that have chosen cremation as an alternative to tradional methods of burial. According to industry studies, cremations represent approximately 10% of the burial market in 1980, approximately 29% in 2003, and are projected at 57.3% for 2025. According to the recent industry studies, cremations will increase by approximately 1% annually from 2004 to 2010. The trend toward cremations has been a significant concern because cremations have typically included few, if any, additional products and services other than cremation itself. In addition, almost all funeral homes in the Chicago area now provide basic cremation services and they provide a full range of merchandise and services to families choosing cremation.

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

RISKS RELATED TO THE CEMETERY.

To compete successfully, the Companiy must maintain a good reputation and high professional standards in the industry as well as offer attractive products and services at competitive prices. In addition, the Company must market itself in such a manner as to distinguish itself from its competitors. Cemeteries have historically experienced price competition from independent and large public company cemeteries, and from monument dealers, and other non-traditional companies providing death care services and products. The intense competition the Company faces may, at some time in the future, require the Company to reduce prices (and thereby its profit margins) to retain or recapture market share. If the Company is unable to successfully compete, its financial condition, results of operations and cash flows could be materially and adversely affected.

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

Stinar sells its products to airports, airlines, and government and military customers in the United States. Non-governmental domestic sales comprise approximately 25%, government and military sales approximately 45%, and international sales approximately 30% of Stinar's annual revenues.

The Company purchases carbon steel, stainless steel, aluminum and chassis domestically. We do not use single-source suppliers for the majority of our raw material purchases and believe supplies of raw material available in the market are adequate to meet our needs.

We are engaged in research and development activities directed primarily toward the improvement of existing products, the design of specialized products to meet specific customer needs, and the development of new products and processes. A large part of our product development spending in the past has focused on the new product lines in the stairs department.

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


For the fiscal years ended June 30,      2009           2008

Revenues:
(1) Aviation                       $9,291,559     $8,233,104
(2) Cemetery                        2,752,973      3,077,274

Operating profit:
(1) Aviation                          (82,203)      $318,223
(2) Cemetery                          219,011        487,465

Identifiable assets:
(1) Aviation                       10,178,908      9,710,776
(2) Cemetery                       12,618,986     12,475,624



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

                               INTERNATIONAL

Stinar's sales to customers outside the United States represented approximately 30% and 44% of the companies net sales in 2009 and 2008, respectively. Products are manufactured and marketed through the Company's sales department and sales representatives around the world.


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


                                 EMPLOYEES

As of June 30, 2009, the Company had 94 full-time and 14 part-time or seasonal employees. Of these, the Company employed 77 full-time and 1 part-time employees in the aviation segment and 17 full-time and 13 part-time or seasonal employees in the cemeteries segment.

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


ITEM 2: PROPERTIES.

The Company's executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60654.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Ave., Hillside, Illinois. The two cemeteries comprise 176.7 acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The cemeteries have two mausoleums, an office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair to good shape with major work being required on all outside walls of the mausoleum to prevent water from leaking into the mausoleum crypts from these areas and the Company expects will require approximately $300,000 to $400,000 of repairs starting in 2010 and finishing in 2012. The Company expects to finance with cash flow from its cemetery business segment. All other buildings are in fair shape and will require minimum repairs.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota, located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. The facility was refinanced in May 2008 for $2,100,000 with monthly payments of principal and interest totaling $17,060 and a final balloon payment of $1,826,000 due in May 2013, assuming no pre-payments. The condition of the manufacturing facility and office space is fair and will require minimum improvements in the foreseeable future at an estimated cost of $20,000 that the Company expects to finance with cash flow from its two business segments. Management reviews insurance policies annually and believes that all of its properties are adequately insured.



ITEM 3:  LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the Company. As of June 30, 2009 there was no legal proceedings in either business.

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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None



                                  PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading in the Company's common stock is in the over the counter market, primarily through listings in the National Quotation Bureau "pink sheets," although the market in the stock is not well established. The Company's trading symbol is (OKRG.OB). The table below sets forth the range of high and low bid prices for our common stock for each quarter within the two most recent fiscal years. Prices used in the table were reported to the Company by National Quotation Bureau, Inc. These quotations represent inter-dealer prices, without retail markup or commission, and may not necessarily represent actual transactions.


                                    FISCAL YEAR
                            2009                 2008

                         Low     High        Low     High
                        -----   -----       -----    -----
First Quarter           $.85    $1.32       $.50     $ .75
Second Quarter          $.50    $ .85       $.50     $1.01
Third Quarter           $.35    $ .75       $.60     $1.25
Fourth Quarter          $.35    $1.00       $.75     $1.40


As of September 26, 2009, there were 1,431,503 shares of Oakridge Holdings, Inc. common stock outstanding. The common stock shares outstanding are held by approximately 1,600 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 1,600 beneficial owners of the common stock.

The Company has never paid a cash dividend on our Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any dividends on our Common Stock in the foreseeable future. We are currently prohibited from paying dividends under the terms of our credit agreements. Any future change in our dividend policy will be made at the discretion of our Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under credit arrangements, aswell as other factors the Board of Directors may deem relevant. We arealso prohibited from repurchasing any of our outstanding common stock underthe terms of our credit agreement.


                   EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of June 30, 2009, certain information regarding the Company's 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by shareholders on February 22, 1999. The Company has no equity compensation plans which have not been approved by shareholders.

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


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                FISCAL 2009

                      LIQUIDITY AND CAPITAL RESOURCES


The Company relies on cash flow from its two business segments to meet operating needs, fund debt service, and fund capital requirements. The cemetery and Stinar operations did not provide sufficient cash during fiscal year 2009 to support day-to-day operations, current debt service, and capital expenditures. The Company expects that cemetery and Stinar operations will provide sufficient cash during the next five years to cover all debt requirements and operational needs.

Stinar has a $1,000,000 line of credit to finance accounts receivable, expiring in October 2009. Additionally, Stinar has a $2,000,000 term loan to finance inventories that matures in May 2018. During 2008, the Company issued convertible subordinated debentures in the aggregate principal amount of $505,000 to certain individuals who are officers or directors of the Company. Certain of the debentures refinanced previously outstanding debentures issued by the Company. The unpaid principal of the debentures is convertible into common stock of the Company at any time, initially at a rate of one share per $.90 principal outstanding. The debentures are due July 1, 2010, at which time the Company expects to be able to pay all amounts due under the debentures or to be able to extend the debentures' maturity date. In addition, during fiscal year 2009, two officers loaned the company $250,000 to meet cash flow requirements and is payable on demand.

The cemetery operations expect to hire one full-time ground employee during 2010, and the Company expects no changes in part-time or seasonal employees.

The Company's five year business plan calls for $500,000 in capital expenditures starting in 2010.

The cemetery operations' capital expenditures are expected to be approximately $400,000 under the five-year plan. The funds are planned to be used for building improvements for the Oakridge cemetery mausoleum, increasing inventory of niches and crypts in mausoleums and outdoors, computer software and hardware equipment, and ground equipment. Repairs for the mausoleum, originally estimated at $300,000 to $400,000, will continue in the spring of 2010. The Company expects to spend approximately $200,000 in 2010 on its cemetery operations for repairs on the front building of mausoleum, lawn mowers and gator utility vehicles for the grounds. The cemeteries' capital expenditures for 2009 were $80,209 and were used for the following: $1,260 for radios and $61,245 for triple dumpster truck for ground employees, $4,015 for mausoleum plates for the inside of Terrace of Eternal Peace caused by water damage, and $13,689 for computer equipment.

Stinar's capital expenditures are expected to be approximately $100,000 under the five-year plan. The funds are planned to be used for improvements of the manufacturing plant and office, plant and office equipment, and computer software and hardware. These expenditures are expected to take place evenly over the five-year plan. Stinar's capital expenditures for 2009 were $35,125, with $30,000 for shop jigs for new stair equipment and $5,125 for software and hardware equipment. The Company expects to spend approximately $50,000 in 2010 for Stinar capital expenditures.




                       RESULTS OF OPERATIONS - 2009

CEMETERY OPERATIONS - 2009

In 2009, cemetery revenue decreased $254,301, or 8%, compared to 2008. The decrease was due to a decrease in marker sales cause by less discretionary income by the customers served at the cemetery. All other sales account changes were immaterial.

Cost of goods sold in 2009 was $1,795,127, or a decrease of $70,142, or 4%, compared to 2008. In 2009, cost of goods sold was 65% of revenue, or the same when compared to 2008. The decrease was attributable to decreases in the purchase of markers ($9,369), truck expenses ($8,297), health insurance costs ($24,944) and dirt hauling expenses ($28,048).

Selling expenses remain flat at $238,723, compared to 2008.

General and administrative expenses increased $84,358, or 20%, compared to 2008. The increase was primarily attributable to increases in depreciation ($9,000) and corporate assessments ($72,000).

Interest income from the perpetual care fund land trust decreased $1,133 or 6%, compared to 2008. The decrease was attributable to decreased interest rates.




STINAR OPERATIONS - 2009

In 2009, revenue increased $1,058,455, or 13%, compared to 2008. The increase was primarily due to increases in government contracts arising from the Company's status in 2009 as a vendor with the U.S. government in a multiple award schedule.

Cost of goods sold in 2009 was $8,274,978 or 89% of sales, which is the same percentage as 2008.

Gross profit percentage in relation to sales remained at 11% in 2009 compared to 2008.

Selling expenses decreased $112,110, or 40%, compared to 2008. The decrease was primarily due to no commissions being paid to an inside salesman due to the economic recession.

General and administrative expenses increased $53,848, or 16%, compared to 2008. The increase was attributable to a increase in bad debts.

Research and development increased $507,924, compared to 2008. The increase was due to research and development of three new stairs and related canopies on those stairs as well as a new hi-lift maintenance lift.

Interest expense increased $25,845, or 9%, compared to 2008. The increase was attributable to chassis purchases resulting from an increase in sales.

Interest income decreased $91,417, or 93%, compared to 2008. The decrease was primarily due to a lease agreement we have with the United States Air Force expiring.



HOLDINGS OPERATIONS - 2009

Loss from operations decreased $69,200, or 19%, compared to 2008. The decrease was primarily attributable to the corporate assessment of $120,000 to Oakridge Cemetery, an increase of $72,000 compared to 2008.




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



                                              Payments By Period
                                                                           After Five
                      Total     2010     2011     2012    2013      2014     Years
Long-term Debt    $3,895,243 $227,012 $237,467 $241,754 $2,069,366 $204,136 $915,508

Subordinate
Debentures (1)      $505,000        -  505,000        -          -        -        -
                  ---------- -------- -------- -------- ---------- -------- --------
Total Contractual
Cash Obligations  $4,400,243 $227,012  742,467 $241,754 $2,069,366 $204,136 $915,508
                  ========== ======== ======== ======== ========== ======== ========

(1) We expect to be able to pay the debentures of $505,000 due in 2011 using cash flow from operations or by extending the related party debentures.





OFF-BALANCE SHEET ARRANGEMENTS

None.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the fiscal years ending June 30, 2009 and 2008, located at Exhibit 13, F-1, are incorporated herein.


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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of June 30, 2009, the Company maintained effective internal control over financial reporting.

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


ITEM 9B:  OTHER INFORMATION

None.





                                 PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 relating to our directors and executive officers is incorporated herein by reference to the section titled "Proposal 1 - Election of Directors" in our proxy statement. The information required by this Item 10 under Item 405 of Regulation S-B is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement. The information required by this Item 10 under Item 407(c)(3),(d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled "Information About the Board and Its Committees" in our proxy statement. Our proxy statement will be filed no later than 120 days after June 30, 2009.

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


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the section titled "Executive Compensation" in our proxy statement, which will be filed no later than 120 days after June 30, 2009.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated herein by reference to the section titled "Principal Shareholders and Beneficial Ownership of Management" in our proxy statement, which will be filed no later than 120 days after June 30, 2009.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated herein by reference to the sections titled "Certain Relationships and Related Transactions" and "Proposal 1 - Election of Directors" in our proxy statement, which will be filed no later than 120 days after June 30 2009.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to the sections titled "Audit Fees" and "Preapproval Policies and Procedures" in our proxy statement, which will be filed no later than 120 days after June 30, 2009.


ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The following consolidated financial statements of Oakridge Holdings, Inc. and subsidiaries, together with the Independent Auditors Report, are filed in this report at Exhibit 13, F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2009 and 2008

Consolidated Statements of Operations for the Years Ended June 30, 2009
and 2008

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended June 30, 2009
and 2008

Notes to Consolidated Financial Statements

The following documents are filed or incorporated by reference as part of this Form 10-K/A.

3(i) Amended and Restated Articles of Incorporation as amended (1) 3(ii) Amended and Superseding By-Laws as amended (1)
10(a) 1999 Stock Incentive Award Plan (2)
10(c) Loan Documents for Line of Credit (3)
10(d) Loan Documents for Term Loan (3)
10(e) Form of Convertible Subordinated Debenture (4)
10(f) Loan documents for Mortgage Note Payable (3)
10(g) Loan agreements with officers (5)
13    Financial Statements
21    Subsidiaries of Registrant (2)
23    Consent of Independent Auditors
31    Rule 13a-14(a)/15d-14(a) Certifications
32    Section 1350 Certifications

(1)  Filed as exhibit to Form 10 KSB for fiscal year ended June 30, 1996.
(2)  Filed as exhibit to Form 10 KSB for fiscal year ended June 30, 1999.
(3)  Filed as exhibit to Form 10 KSB for fiscal year ended June 30, 2008.
(4)  Filed as exhibit 4 to Form 10-QSB for the quarter ended March 31, 2008.
(5) Material terms are described in Form 8-K filed September 25, 2009 and incorporated herein by reference.











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