Form 10-Q
period 2009-09-30
OAKRIDGE HOLDINGS INC
filed 2009-11-16
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

              400 W Ontario St., Chicago, Il, 60654
      (Address of principal executive offices)   (Zip Code)

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

The number of shares of the issuer's common stock outstanding on November 13, 2009 was 1,431,503

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











                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-Q


            For the quarter ended September 30, 2009


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2009 (unaudited) and June 30, 2009 (audited)

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and 2008 (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET


                                September 30,2009   June 30,2009
                                      (Unaudited)      (Audited)

ASSETS                          _________________   ____________
Current assets:
Cash & cash equivalents                  $184,466       $345,153
Receivables, net                        2,596,544      2,295,234
Inventories:
  Production                            6,105,919      6,315,017
  Cemetery, mausoleum space, markers
     and related                          634,665        630,746
Deferred income taxes                      93,000        232,000
Other current assets                      154,100        119,864
                                      -----------    -----------
Total current assets                    9,768,694      9,938,014
                                      -----------    -----------


Property, plant and equipment:
Property, plant and equipment,
   at cost                              6,342,170      6,342,170
Less accumulated depreciation           4,147,746      4,093,125
                                      -----------    -----------
Property, plant and equipment, net      2,194,424      2,249,045
                                      -----------    -----------

Other assets:
Cemetery perpetual care trusts          4,888,328      4,687,816
Preneed trust investments               1,910,010      2,059,056
Deferred income taxes                     350,000        265,000
Deferred financing costs, net              67,106         69,042
Other                                      11,772         11,431
                                      -----------    -----------
Total other assets                      7,227,216      7,092,345
                                      -----------    -----------
                                      $19,190,334    $19,279,404
                                      ===========    ===========

             See accompanying notes to the condensed
                consolidated financial statements








PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET



                                September 30,2009   June 30,2009
                                      (Unaudited)      (Audited)
                                    _____________  _____________
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable bank                       $970,598       $979,840
Accounts payable trade                  1,467,249      1,274,591
Due to finance company                  1,444,563      1,724,900
Deferred revenue                        1,633,519      1,615,936
Accrued liabilities                       748,024        875,396
Note payable others                       380,000        330,000
Current maturities of long-term debt      226,919        227,012
                                      -----------    -----------
Total current liabilities               6,870,872      7,027,675
                                      -----------    -----------

Long-term liabilities:
Non-controlling interest in pre-need
  care trust investments                1,910,010      2,059,056
Long-term debt, net of current
  Maturities                            4,115,666      4,173,231
                                      -----------    -----------

Total long-term liabilities             6,025,676      6,232,287
                                      -----------    -----------

Total liabilities                      12,896,548     13,259,962
                                      -----------    -----------

Non-controlling interest in perpetual
   care trust investments               4,888,328      4,687,816
                                      -----------    -----------


Stockholders' Equity:
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (766,668)      (840,500)
                                      -----------    -----------
Total stockholders' equity              1,405,458      1,331,626
                                      -----------    -----------
Total liabilities & stockholder's
   equity                             $19,190,334    $19,279,404
                                      ===========    ===========



             See accompanying notes to the condensed
                consolidated financial statements









PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

Three Months Ended September 30,             2009           2008
                                       __________     __________
Revenue, net:
  Cemetery                               $837,505       $766,529
  Aviation                              2,974,900      2,462,619
  Interest - Care Funds                    23,101         29,360
  Other                                       550         (2,649)
                                       ----------     ----------
    Total revenue                       3,836,056      3,255,859
                                       ----------     ----------
Operating expenses:
  Cost of cemetery sales                  514,598        461,983
  Cost of aviation sales                2,661,321      2,150,244
  Sales and marketing                     118,233        145,513
  General and administrative              334,071        324,664
                                       ----------     ----------
Total operating expenses                3,628,223      3,082,404
                                       ----------     ----------
Operating income                          207,833        173,455
                                       ----------     ----------

Other income (expense):
Interest income                            17,257         12,187
Interest expense                         (115,258)      (113,519)
                                       ----------     ----------
Total other expense                       (98,001)      (101,332)
                                       ----------     ----------

Income (loss) from continuing
   operations before income taxes         109,832         72,123

Provision for income taxes                 36,000         29,000
                                       ----------     ----------
Net income                                $73,832        $43,123
                                       ==========     ==========

Net income per common
share - basic                               $.052          $.030
                                       ==========     ==========
Weighted average number of
common shares outstanding -
basic                                   1,431,503      1,431,503
                                       ==========     ==========
Net income per common
shares - diluted                            $.037          $.027
                                       ==========     ==========
Weighted average number of
common shares outstanding -
diluted                                 1,992,614      1,992,614
                                       ==========     ==========

                  See accompanying notes to the
           condensed consolidated financial statements








PART I - FINANCIAL INFORMATION                        FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Three Months Ended September 30,                2009           2008
                                        ____________    ___________
Cash flows from operating activities:
  Net income                                 $73,832        $43,123
  Adjustments to reconcile net income to
  cash flows from operating activities:
    Depreciation and amortization             56,557         77,719
    Deferred income taxes                     54,000         29,000
    Change in accounts receivable           (301,310)       239,736
    Change in inventories                    205,179        236,573
    Change in other assets                   (34,577)       (60,315)
    Change in accounts payable and
      due to finance company                 (87,679)      (759,268)
    Gains on non-controlling
      trust investments                        5,265         32,937
    Change in deferred revenue                17,583       (228,238)
    Change in accrued liabilities           (127,372)       (79,286)
                                          ----------     ----------
Net cash used in operating activities       (138,522)      (465,019)
                                          ----------     ----------

Cash flows from investing activities:
  Purchases of non-controlling
    investments in trusts                    (39,428)       (96,489)
  Sales of non-controlling
    investments in trusts                     34,163         63,552
  Purchases of property and equipment              -        (86,645)
  Payments from sales-type lease                   -        370,989
                                          ----------     ----------
Net cash provided by (used in)
  investing activities                        (5,265)       251,407
                                          ----------     ----------

Cash flows from financing activities:
  Repayment on long-term debt                (57,658)       (50,143)
  Net repayment on note payable bank          (9,242)             -
  Advances on short-term borrowing            50,000        459,840
                                          ----------     ----------
Net cash provided by (used in)
  financing activities                       (16,900)       409,697
                                          ----------     ----------
Net increase (decrease) in cash:            (160,687)       196,085

Cash at beginning of period                  345,153        278,202
                                          ----------     ----------
Cash at end of period                       $184,466       $474,287
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements





PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Operating results for the three-month period ended September 30, 2009 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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




2.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures. The following table presents the computation of basic and diluted EPS.


Three Months Ended September 30,             2009            2008
--------------------------------------  ---------      ----------

Income from continuing operations         $73,832         $43,123

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,431,503       1,431,503

Additional common shares to be issued
assuming exercise of stock options,
and conversion of convertible
debentures                                561,111         561,111

Additional income, assuming conversion
of convertible debentures at the
beginning of the period                   $11,363         $11,363

Shares used to compute dilutive effect
of stock options and convertible
debentures                              1,992,614       1,992,614

Basic earnings per common share
from continuing operations                  $.052           $.030

Diluted earnings per common share from      $.043           $.027
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

The table below summarizes information about reported segments for the three months ended September 30, 2009 and 2008:


THREE MONTHS ENDED
SEPTEMBER 30, 2009:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $2,974,900    $860,606         $550

Depreciation                      16,500      38,000          121

Gross Margin                     313,579     346,008          550

Selling Expenses                  45,337      72,896            -

General & Administrative
   Expenses                       86,871     124,276      122,924

Interest Expense                  93,797         447       21,014

Interest Income                        -      17,257            -

Income (loss) before taxes        87,574     165,645     (143,388)

Capital Expenditures                   -       -                -

Segment assets at 9/30/09:
Inventory                      6,105,919     634,665            -
Property, Plant &
   Equipment, net              1,318,917     875,143          364
Other Assets                     258,772   6,798,338      170,106



THREE MONTHS ENDED
SEPTEMBER 30, 2008:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $2,462,619    $795,889      $(2,649)

Depreciation                      26,236      51,000          483

Gross Margin                     312,375     333,906            -

Selling Expenses                  72,030      73,483            -

General & Administrative         110,226     150,286       64,152
Expenses

Interest Expense                  97,426       2,930       13,163

Interest Income                    6,394       5,793            -

Income (loss) before Taxes        39,087     113,000      (79,964)

Capital Expenditures               5,623      81,022            -

Segment assets at 9/30/07:
Inventory                      5,424,800     651,564            -
Property, Plant &
   Equipment                   1,360,569   1,013,098        2,002
Other Assets                     169,849   6,614,784      156,151




5.	SUBSEQUENT EVENTS

The Company did not have any additional subsequent events through November 14, 2009, which is the date the financial statements were available to be issued, requiring recording or disclosure in the financial statements for the three months ended September 30, 2009.






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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flows from operations and the offering of its subordinated debentures. For the first three months of fiscal year 2010, the Company had a decrease in cash of $160,987 compared to a $196,085 cash increase for the same period in fiscal year 2009. As of September 30, 2009, the Company held cash and cash equivalents of $184,466.

During the three month period ended September 30, 2009, the Company recorded net income from operations of $73,832. The Company's net cash used in operating activities was $138,522 in the first three months of fiscal year 2010 compared to net cash used in operating activities of $465,019 in the same period of fiscal year 2009. The decrease in net cash used in operating activities during this three month period was primarily due to the increase in accounts receivable, and a net decrease accrued liabilities, and vendor and finance company payables. Net cash flow used in investing activities was $5,265 during the first three months of fiscal year 2010, influenced principally by sales and payments of non-controlling investments in trusts. Net cash used in financing activities was $16,900 during the first three months of fiscal year 2010, influenced principally by the payment of short and long term debt, whereby there was less borrowing from a bank line of credit compared to the corresponding period during fiscal year 2009. The decreased borrowing was due to a higher volume of international sales in the aviation ground support operations. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $2,897,822 at September 30, 2009, a decrease of $12,517 since June 30, 2009. At September 30, 2009, current assets amounted to $9,768,694 and current liabilities were $6,870,872, resulting in a current ratio of 1.42 to 1.0, which was a slight improvement from 1.41 to 1.0 at June 30, 2009. Long-term debt was $6,025,676 and stockholders' equity was $1,405,458 at September 30, 2009. The Company's present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2010 were $0, compared with $86,645 during the same period in fiscal year 2009. Lack of investments in capital assets reflects the Company's continuing poor cash flow due to increases in cost of sales on aviation ground support equipment and lack of credit facilities at the present time due to the economy in the United States. The Company anticipates that it will spend approximately $50,000 or less on capital expenditures during the final three quarters of fiscal year 2010 for repairs to the Oakridge cemetery mausoleum and shop equipment for aviation ground support operations. The Company plans to finance these capital expenditures primarily through operating cash flows as sales continue to improve in the aviation segment.

The Company's book value per share at September 30, 2009 was $.98, compared with $.93 at June 30, 2009.

The Company has a $1,000,000 bank line of credit facility. As of September 30, 2009 there was $970,598 outstanding under this facility as well as outstanding letters of credit of $20,160.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future requirements despite the need for improved working capital to meet current operating needs.



INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2009, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2010.


RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2010 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2009

CEMETERY OPERATIONS

Cemetery revenue from operations increased $70,976 to $837,505 for the first quarter of fiscal year 2010, or 9% over the prior year comparable period revenue of $766,529. The increase was primarily due to increases in marker sales of $27,377, foundation fees of $26,112, interment fees of $28,708, and mausoleum sales of $27,245, which were offset by revenue account decreases for the sale of land of $18,307, grave liners of $10,258 and cremation fees of $7,730.

The cemetery gross profit margin decreased to 39% in the first quarter of fiscal year 2010, a decrease of 1% compared to the corresponding period in fiscal year 2009. The decrease was attributable to an overall decrease in at need burials of 38 in comparison to the prior year quarter of 2009.

Interest income from cemetery care funds decreased $6,259, or 21%, in the first quarter of fiscal year 2010 when compared to the corresponding period in fiscal year 2009. The decrease was due to decreased rates earned on funds.

Selling expenses as a percentage of sales decreased to 8% in the first quarter of fiscal year 2010, a decrease of 1% in comparison to the prior year comparable period. The decrease is due to greater sales in the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009.


General and administrative expenses decreased $26,010, or 17%, in the first quarter of fiscal year 2010 in comparison to the prior year comparable period. The decrease was primarily due to decreases in professional fees of $20,000 and no allocation of audit fees.


AVIATION GROUND SUPPORT EQUIPMENT OPERATIONS:

Revenue increased $512,281 to $2,974,900, or 20%, in the first quarter of fiscal year 2010 in comparison to the prior year comparable period. The increase was due to an increase in equipment sales of $500,678, which was due to a government contract, and increase in parts sales of $11,171.

Gross profit margin decreased to 12% in the first quarter of fiscal year 2010, a decrease of 1% when compared to the corresponding period in fiscal year 2009. The decrease was due to the increased cost of chassis prices and increased costs of fringe benefits like health insurance.

Selling expenses for the aviation ground support equipment business as a percentage of sales decreased to 2% in the first quarter of fiscal year 2010, or a decrease of 1% in comparison to the prior year comparable period. The decrease was primarily due less travel and related sales expenses.

General and administrative expenses in the first quarter of fiscal year 2010 decreased $23,355, or 21% in comparison to the first quarter of fiscal year 2009. The decrease was primarily due to Robert C. Harvey, the Chief Financial Officer of the Company, also taking over the duties of the Chief Financial Officer of the Company's aviation ground support subsidiary, which was a savings of $27,000 per quarter.

Interest expense in the first quarter of fiscal year 2010 was $93,797, a decrease of $3,629, or 3%, in comparison to the first quarter of fiscal year 2009. The decrease was due to having less chassis inventory being financed during the quarter.

Interest income in the first quarter of fiscal year 2010 was zero, or a decrease of $6,394, or 100%, in comparison to the first quarter of fiscal year 2009. The decrease was due to increased sales and tightening of credit facilities.



OAKRIDGE HOLDINGS, INC.

General and administrative expenses in the first quarter of fiscal year 2010 increased $58,772, or 91%, in comparison to the first quarter of fiscal year 2009. The increase was due to professional fees of $69,965 in the first quarter, which resulted from audit fees not being allocated evenly with the cemetery and aviation and ground support operations as has been done historically. The audit cost for the annual audit was $60,000 and audit costs related to responding to comment letters from the SEC regarding the Company's public filings with SEC was $7,060.

Interest expense in the first quarter of fiscal year 2010 was $21,014, an increase of $7,851, or 59%, in comparison to the first quarter of fiscal year 2009. The increase was primarily due to increased borrowings.


OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCOURSES ABOUT MARKET RISK

Not applicable.


ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer, Prinicpal Accounting Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer, Prinicpal Accounting Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer, Principal Accounting Officer and Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009:

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


                                   Oakridge Holdings, Inc.

                                   /s/ Robert C. Harvey

                                   Robert C. Harvey
                                   Chief Executive Officer
                                   Chief Financial Officer and
                                   Principal Accounting Officer


Date:  November 14, 2009









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