Form 10-Q
period 2009-12-31
OAKRIDGE HOLDINGS INC
filed 2010-02-16
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-Q

           [X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

                              or

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

        400 WEST ONTARIO STREET, CHICAGO, ILLINOIS 60654
      (Address of principal executive offices)   (Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files.)
     { }Yes  { }No

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


            For the quarter ended December 31, 2009


                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:

          (a)  Condensed Consolidated Balance Sheets as of
               December 31, 2009 (unaudited) and June 30, 2009

          (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008 (unaudited) and six months ended December 31, 2009 and 2008 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2009 and 2008 (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES







PART I - FINANCIAL INFORMATION                      FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                 December 31,2009    June 30,2009
                                      (Unaudited)
                                _________________    ____________
Current assets:
Cash                                     $402,655        $345,153
Trade receivables                       2,097,616       2,295,234
Inventories:
  Production                            7,391,681       6,315,017
  Cemetery, mausoleum space,
   markers and related                    628,963         630,746
Other current assets                      142,024         119,864
Deferred income taxes                     232,000         232,000
                                      -----------     -----------
Total current assets                   10,894,939       9,938,014
                                      -----------     -----------

Property, plant and equipment:
Property, plant and equipment,
 at cost                                6,345,020       6,342,170
 Less accumulated depreciation         (4,210,167)     (4,093,125)
                                      -----------     -----------
Property, plant and equipment, net      2,134,853       2,249,045
                                      -----------     -----------
Other assets:
Restricted cash                            78,476               -
Preneed trust investments               1,919,133       2,059,056
Cemetery perpetual care trusts          4,958,286       4,687,816
Deferred income taxes                     162,000         265,000
Deferred financing costs                   65,170          69,042
Other                                       6,650          11,431
                                      -----------     -----------
Total other assets                      7,189,715       7,092,345
                                      -----------     -----------

Total Assets                          $20,219,507     $19,279,404
                                      ===========     ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES
                                 December 31,2009   June 30,2009
                                      (Unaudited)
                                    _____________  _____________
Current liabilities:
Notes payable bank - line of credit      $970,598       $979,840
Accounts payable                        1,640,624      1,274,591
Due to finance company                  2,086,957      1,724,900
Accrued liabilities                     1,020,701        875,396
Deferred revenue                        1,438,720      1,615,936
Note payable - officers                   300,000        250,000
Note payable - others                      80,000         80,000
Debentures - officers                     505,000              -
Current maturities of long-term debt      237,042        227,012
                                      -----------    -----------
Total current liabilities               8,279,642      7,027,675
                                      -----------    -----------

Long-term liabilities:
Long-term debt, net of current
  maturities                            3,541,514      3,668,231
Debentures - officers                           -        505,000
Non-controlling interest in pre-need
 care trust investments                 1,919,133      2,059,056
                                      -----------    -----------
Total long-term liabilities             5,460,647      6,232,287
                                      -----------    -----------
Total liabilities                      13,740,289     13,259,962
                                      -----------    -----------


Non-controlling interest in
    trust investments                   4,958,286      4,687,816
                                      -----------    -----------


STOCKHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (651,194)      (840,500)
                                      -----------    -----------
Total stockholders' equity              1,520,932      1,331,626
                                      -----------    -----------
Total liabilities and
stockholders' equity                  $20,219,507    $19,279,404
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                             Three Months Ended December 31,   Six Months Ended December 31,


                                         2009          2008           2009            2008
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $784,421      $583,131     $1,621,926      $1,349,660
  Aviation                           2,911,604     1,622,049      5,886,504       4,084,668
  Interest-Care Funds                   28,644        29,525         51,745          58,885
  Other                                   (627)       (3,716)           (77)         (6,365)
                                    ----------    ----------     ----------      ----------
    Total revenue                    3,724,042     2,230,989      7,560,098       5,486,848
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of cemetery sales               453,815       429,785        968,413         891,768
  Cost of aviation sales             2,930,886     1,638,749      5,292,207       3,788,993
  Sales and marketing                  113,095        60,243        231,328         205,756
  General and administrative           237,033       283,865        571,104         608,529
                                    ----------    ----------     ----------      ----------
Total operating expenses             3,434,829     2,412,642      7,063,052       5,495,046
                                    ----------    ----------     ----------      ----------
Income (loss) from
operations                             289,213      (181,653)       497,046          (8,198)


Other income (expense)
Interest income                          3,289         6,250         20,546          18,437
Interest expense                      (110,028)      (93,769)      (225,286)       (207,288)
                                    ----------    ----------     ----------      ----------
Total other expense                   (106,739)      (87,519)      (204,740)       (188,851)


Income (loss) before income taxes      182,474      (269,172)       292,306        (197,049)

Income taxes provision (benefit)        67,000      (108,000)       103,000         (79,000)
                                    ----------    ----------     ----------      ----------
Net income (loss)                     $115,474     $(161,172)      $189,306       $(118,049)
                                    ==========    ==========     ==========      ==========

Net income (loss) per common
share - basic                            $.081        $(.113)         $.132          $(.082)
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares outstanding -
basic                                1,431,503     1,431,503      1,431,503       1,431,503
                                    ==========    ==========     ==========      ==========
Net income (loss) per common
shares - diluted                         $.064        $(.113)         $.106          $(.082)
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares outstanding -
diluted                              1,992,614 Anti-dilutive      1,992,614    Antidilutive
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements






PART I - FINANCIAL INFORMATION                        FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Six Months Ended December 30,                   2009           2008
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                          189,306       (118,049)
  Adjustments to reconcile net income
   (loss) to cash flows from (used in)
   operating activities:
    Depreciation and amortization            120,914        155,455
    Deferred income taxes                    103,000        (79,000)
    Change in accounts receivable            197,618        614,250
    Change in inventories                 (1,074,881)      (434,626)
    Change in other assets                   (17,379)       (36,137)
    Change in accounts payable and due to
     finance company                         728,090       (749,089)
    Gains (losses) on non-controlling
     trust investments                       (37,476)         9,864
    Change in deferred revenue              (177,216)        72,432
    Change in accrued liabilities            145,305        (64,762)
                                          ----------     ----------
Net cash flows from (used in)
 operating activities                        177,281       (629,662)
                                          ----------     ----------
Cash flows from investing activities:
   Purchases of property and equipment        (2,850)       (94,517)
   Purchases of non-controlling
    investments in trusts                    (55,288)       (56,582)
   Sales of non-controlling investments
    in trusts                                 92,764         46,718
   Payment of restricted cash                (78,476)             -
   Payments of lease receivable                    -        460,200
                                          ----------     ----------
Net cash flows from (used in) investing
activities                                   (43,850)       355,819
                                          ----------     ----------
Cash flows from financing activities:
  Net borrowings (repayments) on note
    payable bank                              (9,242)       459,840
  Proceeds from notes payable - officers      50,000              -
  Principal payments on long-term debt      (116,687)      (102,883)
                                          ----------     ----------
Net cash flows from (used in)
  financing activities                       (75,929)       356,957
                                          ----------     ----------
Net change in cash:                           57,502         83,114


Cash:
Beginning of year                            345,153        278,202
                                          ----------     ----------
End of period                               $402,655       $345,843
                                          ==========     ==========

Supplemental Disclosure of
 Cash Flow Information:
Cash paid for interest                      $225,286       $207,288
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                        OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Operating results for the six-month period ended December 31, 2009 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


2.   RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued additional guidance on the fair value measurement of liabilities. The new guidance provides clarification on the measurement and reporting of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. This guidance is effective for the first reporting period beginning after August 2009. This guidance, which was applied by the Company as of October 1, 2009, did not impact the Company's results of operations, cash flows or financial position for the quarter ended December 31, 2009.


3.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures. The following table presents the computation of basic and diluted EPS for six and three months ended
December 31, 2009:


Six Months Ended December 31,                 2009           2008

Income (loss) from continuing             $189,306      $(118,049)
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be             561,111   Antidilutive
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing           22,725   Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive          1,992,614      1,431,503
effect of stock options and
convertible debentures

Basic earnings (loss) per common             $.132         $(.082)
share from continuing operations

Diluted earnings (loss) per common           $.106         $(.082)
share from continuing operations



Three Months Ended December 31,               2009           2008

Income (loss) from continuing             $115,474      $(161,172)
operations

Average shares of common stock           1,431,503      1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be             561,111   Antidilutive
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing           11,363   Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive          1,992,614      1,431,503
effect of stock options and
convertible debentures

Basic earnings (loss) per common             $.081         $(.113)
share from continuing operations

Diluted earnings (loss) per common           $.064         $(.113)
share from continuing operations


4.   FAIR VALUE MEASUREMENTS

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability between market participants at a measurement date.

Generally accepted accounting principles describes a fair value hierarchy that includes three levels or inputs to be used to measure fair value. The three levels are defined as follows as interpreted for use by the Company:

Level 1 - Inputs into the fair value methodology are based on quoted market prices in active markets.

Level 2 - Inputs into the fair value methodology are based on quoted prices for similar items, broker/dealer quotes, or models using market interest rates or yield curves. The inputs are generally seen as observable in active markets for similar items for the asset or liability, either directly or indirectly, for substantially the same term of the financial instrument.

Level 3 - Inputs into fair value methodology are unobservable and significant to the fair value measurement (primarily consisting of alternative type investments, which include but are not limited to limited partnership interests, hedges, private equity, real estate, and natural resource funds). Often these types of investments are valued based on historical cost and then adjusted by shared earnings of a partnership or cooperative, which can require some varying degree of judgment.

Information regarding assets (principally cash and investments) and liabilities measured at fair value on recurring basis as of December 31, 2009, is as follows:

                          Recurring Fair Value Measurements using
                      Level I  Level II  Level III  Total Fair Value


Assets at Fair Value:

Fixed Income and Debt
Securities -

Cemetery perpetual
careand pre-need
trust investments      $  -    $6,877,419     $ -        $6,877,419
                       --------------------------------------------
Total Asset at
fair value             $  -    $6,877,419     $ -        $6,688,419
                       ============================================

Liabilities at fair value:

Non-controlling
interest in pre-need
trust investments      $  -    $1,919,133     $  -       $1,919,133
                       ============================================



5.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 15, 2010, the date the financial statements were available to be issued, for potential recognition or disclosure in the financial statements.


6.  COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income (loss) is the same as net income (loss) for all periods.


7.  RECLASSIFICATIONS

Certain amounts in the June 30, 2009 balance sheet have been reclassified to conform with December 31, 2009 presentation. These reclassifications have no effect on consolidated net loss, consolidated accumulated deficit or consolidated cash flows as originally reported.



8.   OPERATING SEGMENTS AND RELATED DISCLOSURES

The Company's operations are classified into two principal industry segments: cemeteries and aviation ground support equipment.

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.

The table below summarizes information about reported segments for the three months and six months ended December 31, 2009 and 2008:




SIX MONTHS ENDED
DECEMBER 31, 2009:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $5,886,504 $1,673,671      $(77)     $7,560,098

Depreciation &
Amortization          44,672     76,000       242         120,914

Gross Margin         594,297    705,258       (77)      1,299,478

Selling Expenses      92,114    139,214         -         231,328

General &
Administrative
Expenses             133,293    308,254   129,557         571,104

Interest Expense     181,167      1,595    42,524         225,286

Interest Income            2     20,544         -          20,546

Income (loss)
before Taxes         187,725    276,739  (172,158)        292,306

Capital
Expenditures               -      2,850         -           2,850

Segment assets:
Inventory          7,391,681    628,963         -       8,020,644
Property, Plant
& Equipment        1,294,617    839,993       243       2,134,853





THREE MONTHS ENDED
DECEMBER 31, 2009:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $2,911,604   $813,065      $(627)    $3,724,042

Depreciation &
Amortization          24,100     38,000        121         62,221

Gross Margin         280,718    359,250       (627)       639,341

Selling Expenses      46,777     66,318          -        113,095

General &
Administrative
Expenses              46,422    183,978      6,633        237,033

Interest Expense      87,370      1,148     21,510        110,028

Interest Income            2      3,287          -          3,289

Income (loss)
before Taxes         111,094    100,150    (28,770)       182,474

Capital
Expenditures               -      2,850          -          2,850




SIX MONTHS ENDED
DECEMBER 31, 2008:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $4,084,688 $1,408,545    $(6,365)    $5,486,868

Depreciation &
Amortization          52,472    102,000        983        155,455

Gross Margin         295,675    516,777     (6,365)       806,087

Selling Expenses      88,980    116,776          -        205,756

General &
Administrative
Expenses             183,502    268,065    156,962        608,529

Interest Expense     177,399      3,564     26,325        207,288

Interest Income        6,855     11,582          -         18,437

Income (loss)
before Taxes        (147,351)   139,954   (189,652)      (197,049)

Capital
Expenditures           5,760     88,757          -         94,517

Segment assets:
Inventory          6,092,147    645,416          -      6,737,563
Property, Plant
& Equipment        1,336,406    969,833      1,502      2,307,741





THREE MONTHS ENDED
DECEMBER 31, 2008:
                    Aviation Cemeteries  Corporate  Consolidation
                      Ground
                     Support
                   Equipment

Revenues          $1,622,049   $612,656    $(3,716)    $2,230,989

Depreciation &
Amortization          26,236     51,000        500        138,309

Gross Margin         (16,700)   182,871     (3,716)       162,455

Selling Expenses      16,950     43,293          -         60,243

General &
Administrative
Expenses              73,276    117,779     92,810        283,865

Interest Expense      79,973        634     13,162         93,769

Interest Income          461      5,789          -          6,250

Income (loss)
before Taxes        (186,438)    26,954   (109,688)      (269,172)

Capital
Expenditures             137      7,735          -          7,872







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Management's discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company's business and products, revenues, expenditures and operating and capital requirements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for its future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially for those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; customer preferences for death care services; conditions in the industries in which the Company operates, particularly the airline industry; the Company's ability to win government contracts; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw material used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; changes in anticipated operating results, credit availability, equity market conditions or the Company's debt levels that may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash; requirements for unforeseen maintenance, repairs or capital asset acquisitions; difficulties or delays in the development, production, testing, and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the cost and effects of legal and administrative regulations and proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, cash flow from operations and the offering of its subordinated debentures. For the first six months of fiscal year 2010, the Company had an increase in cash of $57,502 compared to a cash increase in the same period in fiscal year 2009 of $83,114. As of December 31, 2009, the Company had no cash equivalents.

During the six month period ended December 31, 2009, the Company recorded net income after taxes of $189,306. The Company's net cash from operating activities was $177,281 in the first six months of fiscal year 2010 compared to net cash used in operating activities of $629,662 in the same period in fiscal year 2009. The increase in net cash from operating activities was primarily due to generating net income for the fiscal 2010 period. During the first six months of fiscal 2010, cash used by investing activities was $43,850 primarily due to sales of non-controlling investments in trusts and payment for performance bond in which the cash had to be escrowed, while net cash used by financing activities was $75,929 primarily due to paying down of debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $2,615,297 December 31, 2009, a decrease of $295,042 from June 30, 2009. The decrease in working capital was primarily due to the debentures becoming short term and due July 1, 2010. Current assets amounted to $10,894,939 and current liabilities were $8,279,642, resulting in a current ratio of 1.31 to 1 at December 31, 2009. Long-term debt was $3,541,514 and equity was $1,520,932 at December 31, 2009.

Capital expenditures for the first six months of fiscal year 2010 were $2,850 compared with $94,517 for the same period in fiscal year 2009. These low investments reflect the Company's poor cash flow. The Company anticipates that it will spend approximately $10,000 on capital expenditures during the final two quarters of fiscal year 2010 for shop equipment for aviation ground support operations and $20,000 for repairs on the mausoleums. The Company plans to finance these capital expenditures primarily through cash flows provided by operations.

The Company has a bank line of credit for up to the lesser of (1) $1,000,000 or
(2) 75% of the Company's accounts receivable acceptable to the lender. The line of credit contains certain financial covenants that require the Company to maintain a debt-to-worth ratio of at least 4.5-to-1 and cash flow-to-current maturity of at least 1.2-to-1. The line of credit matures on October 31,2010. As of December 31, 2009 there was $970,598 outstanding under this facility.

The Company believes that its financial position, remaining debt capacity and ability to issue subordinated debentures should enable it to meet its current and future capital requirements.



INFLATION

Because of the relatively low levels of inflation experienced during the first half of this fiscal year, and as of December 31, 2009, inflation did not have a significant effect on the Company's results in the first six months of fiscal year 2010.


RESULTS OF OPERATIONS
FIRST SIX MONTHS OF FISCAL YEAR 2010
COMPARED WITH FIRST SIX MONTHS OF FISCAL YEAR 2009


Cemetery Operations:

Revenue for the six months ended December 31, 2009 was $1,673,671, an increase of $265,126, or 18%, when compared to the six months ended December 31, 2008. The increase was primarily due to an increase in sales of cemetery plots of $50,000, markers of $47,000, foundations of $50,000, inscriptions of $10,000, grave liners of $26,000, interment fees of $38,000, overtime fees of $14,000, vault sealing fees of $13,000, and mausoleum sales of $35,000, whereas cremations decreased $4,000 in comparison to the prior year's period. Management believes revenue will continue to increase because of the aging population, the importance of heritage to the cemetery business and the cemetery being over 110 years old.

Cost of sales for the six months ended December 31, 2009 was $968,413, an increase of $76,645, or 8%, compared to the six months ended December 31, 2008. The increase was primarily due to increased costs associated with sales, which increased 18%. The majority of the increase is attributable to increased costs of graveliners of $22,000, foundations of $45,000(due to allocation of costs incurred to make and set the foundations), and health insurance of $6,000. All other costs remained constant with the prior year's period. It is management's opinion that costs will increase in the future due to the new law passed in Illinois to oversee cemeteries because of past problems with other cemeteries and a new union contract the Company expects to be negotiated in March 2010.

The resulting cemetery gross profit margin was 42% for the first six months of fiscal year 2010 versus 36% for the corresponding period in fiscal year 2009, representing an 6% increase. The increase was caused by an increase in sales volume, whereas most of the cost of goods sold is fixed except for the markers, foundations and grave liners.

Selling expenses for the six months ended December 31, 2009 were $139,293, an increase of $22,517, or 19%, when compared to the six months ended
December 31, 2008. The increase was due to increased costs of health insurance and increased commissions due to increased sales.

General and administrative expenses for the six months ended December 31, 2009, were $308,254, an increase of $40,189, or 14%, when compared to the six months ended December 31, 2008. The increase was primarily due to increases in professional fees of $34,000 due to the allocation of accounting fees related to the audit and preparing amended Forms 10-Q related to changes in the accounting of perpetual care funds on the Company's cash flow statements for non-controlling trusts as well as increased costs of health insurance of $10,000. All other costs remained constant with the prior year's period.



Corporate:

Revenue for the six months ended December 31, 2009 was immaterial and the changes related to the decrease in stock investment.

General and administrative expenses for the six months ended December 31, 2009 were $129,557, a decrease of $27,405, or 17%, when compared to the six months ended December 31, 2008. The decrease was primarily due to the allocation of accounting fees of $34,000 to the cemetery operations.

Interest expense for the six months ended December 31, 2009 was $42,524, an increase of $16,199, or 61%, when compared to the six months ended
December 31, 2008. The increase is due to notes payable officers of $380,000 which was then advanced to Aviation operations due to the increase in sales and related expenses to manufacture the equipment.



Aviation Ground Support Operations:

Revenue for the six months ended December 31, 2009 was $5,886,504, an increase of $1,801,816, or 44%, when compared to the six months ended December 31, 2008. The increase was primarily due to increased international equipment sales and new government contracts.

Cost of sales as a percentage of sales for the six months ended
December 31, 2009 was 90%, or a decrease of 3%, when compared to the six months ended December 31, 2008. The decrease in costs of sales as percentage of sales was primarily due to increased sales, which the Company leveraged across increased costs relating to a new plant manager and supervisors in all departments in production.

The resulting gross profit margin was 10% for the first six months of fiscal year 2010 versus 7% for the corresponding period in fiscal year 2009, representing a $188,481 increase. This increase was primarily due to more orders being taken for equipment which did not require the expense of a chassis.

Selling expenses for the six months ended December 31, 2009 were $92,114, an increase of $3,134, or 3%, when compared to the six months ended
December 31, 2008. The increase was primarily due to the aviation ground support European trade show.

General and administrative expenses for the six months ended December 31, 2009, were $133,293, a decrease of $50,209, or 27%, when compared to six months ended December 31, 2008. The decrease was primarily due to Robert C. Harvey becoming Chief Financial Officer in addition to being the Chief Executive Officer.

Other expenses, which consist of interest expense and interest income, for the six months ended December 31, 2009, were a combined expense of $181,167, an increase of $10,623, or 6%, when compared to the six months ended
December 31, 2008. The increase was due to no longer having lease revenue earned from the United States Government, and an increase in financing costs associated with the new credit facility entered into in the last quarter of fiscal 2009.




RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2009
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2008


Cemetery Operations:

Revenue for the three months ended December 31, 2009 was $813,065, an increase of $200,409, or 32%, when compared to the three months ended December 31, 2008. The increase was primarily due to an increase in all revenue accounts, specifically, cemetery space ($75,000), markers ($19,000), foundations ($25,000), grave liners ($35,000), interment fees ($9,000), overtime ($16,000), vault sealing fees ($11,000), and mausoleum space (10,000). The Company's management believes the increase in total revenue was due to problems at other cemeteries which have been discussed in the media.

Cost of sales for the three months ended December 31, 2009 was $453,815, an increase of $24,030, or 5%, when compared to the three months ended
December 31, 2008. The increase was primarily due to increased utilities, gas and medical insurance costs and increases in sales and related costs associated with those sales.

The resulting cemetery gross profit margin was 44% for the three months ended December 31, 2009 versus 30% for the corresponding period in the prior fiscal year, representing a 14% increase. The increase was do to a higher volume of sales whereas most costs are fixed except for the grave liners, markers and foundations.

Selling expenses for the three months ended December 31, 2009 were $66,318, an increase of $23,025, or 53%, when compared to the three-month period ended December 31, 2008. The increase was primarily due to higher sales commissions and related payroll taxes.

General and administrative expenses for the three months ended
December 31, 2009 were $183,978, an increase of $66,199, or 56%, when compared to the three months ended December 31, 2008. The increase was primarily due to higher professional fees of $50,000, health insurance of $8,000, and salaries of $6,000 with all other expenses remaining constant in comparison to the prior year's period.



Corporate:

Revenue for the three months ended December 31, 2009 was immaterial.

General and administrative expenses for the three months ended
December 31, 2009 were $6,633, a decrease of $86,177, or 93%, when compared to the three months ended December 31, 2008. The decrease was primarily due to no accounting fees and allocation of past quarter fees to the cemetery operations.

Interest expense for the three months ended December 31, 2009 was $21,510, an increase of $8,348, or 63%, when compared to the three months ended
December 31, 2008. The increase is due to higher debt associated with the short term note payables.



Aviation Ground Support Operations:

Revenues for the three months ended December 31, 2009 were $2,911,604, an increase of $1,289,555 or 79%, when compared to the three months ended December 31, 2008. The increase in revenue was primarily due to increased government and international sales.

Cost of sales for the three months ended December 31, 2009, were $2,630,886, an increase of $992,137, or 60%, when compared to the three months ended December 31, 2008. The increase was primarily related to the increase in sales and related costs associated with manufacturing the equipment.

The resulting gross profit margin was 10% for the three months ended
December 31, 2009, versus a negative gross profit margin for the corresponding period in fiscal year 2008. The difference is due to the volume of sales and new contracts associated with the period, plus new supervisors in the plant.

Selling expenses for the three months ended December 31, 2009 were $46,777, an increase of $29,827, or 176%, when compared to the three months ended
December 31, 2008. The increase was primarily due to the Company's participation in the Aviation Ground Support air show in Munich, Germany and increased sales commissions paid to international agents for sales.

General and administrative expenses for the three months ended
December 31, 2009 were $46,422, a decrease of $26,854, or 36%, when compared to the three months ended December 31, 2008. The difference is the Chief Executive Officer, Robert C. Harvey, also served as the Chief Financial Officer.

Interest expense for the three months ended December 31, 2009 was $87,372, an increase of $7,399, or 9%, when compared to the three months ended
December 31, 2008. The increase is primarily due to higher interest rates being charged on debt.




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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 794,850 shares of common stock, or 55% of shares outstanding, were represented at the annual meeting of shareholders on December 11, 2009 at Faegre & Benson LLP, 2200 Wells Fargo Center, 90 South Seventh Street, Minneapolis, Minnesota.

Elected as directors of the Company, each receiving a minimum of 681,901 votes was:

	787,401		Robert C. Harvey
	787,401		Robert B. Gregor
	681,901		Hugh McDaniel
	781,901		Pamela Whitney
	787,401		Robert Lindman

In addition, the shareholders ratified the appointment of Moquist Thorvilson Kaufman Kennedy & Pieper LLC (formerly known as Carver Moquist & O'Connor) as the independent auditors of the Company for fiscal year 2010. The vote was 783,950 in favor; 9,600 against; and 1,300 abstaining.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2009:

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


                                      Oakridge Holdings, Inc.

                                      /s/ Robert C. Harvey

                                      Robert C. Harvey
                                      Chief Executive Officer,
                                      Principal Accounting Officer
                                      and Chief Financial Officer


Date:  February 15, 2010








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