Form 10-Q
period 2010-03-31
OAKRIDGE HOLDINGS INC
filed 2010-05-17
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-Q

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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


              For the quarter ended March 31, 2010


                       TABLE OF CONTENTS


PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               March 31, 2010 (unaudited) and June 30, 2009

          (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009
               (unaudited) and nine months ended March 31, 2010 and 2009 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009
               (unaudited)

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

ITEM 4.   (Reserved)

ITEM 5.   Other Information

ITEM 6.   Exhibits

SIGNATURES







PART I - FINANCIAL INFORMATION                        FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS
                                    March 31,2010   June 30,2009
                                      (Unaudited)
                                _________________   ____________
CURRENT ASSETS:
Cash & cash equivalents                  $375,119       $345,153
Trade receivables, net                  2,685,666      2,295,234
Inventories:
  Production                            6,526,383      6,315,017
  Cemetery, mausoleum space,
   markers and misc                       636,720        630,746
Other current assets                      137,861        119,864
Deferred income taxes                     232,000        232,000
                                      -----------    -----------
Total current assets                   10,593,749      9,938,014
                                      -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment,
 at cost                                6,708,352      6,342,170
Less accumulated depreciation          (4,272,589)    (4,093,125)
                                      -----------    -----------
Property, plant and equipment, net      2,435,763      2,249,045
                                      -----------    -----------

OTHER ASSETS:
Restricted cash                            78,476              -
Preneed trust investments               1,950,482      2,059,056
Cemetery perpetual care trusts          5,058,422      4,687,816
Deferred income taxes                     121,000        265,000
Deferred financing costs                   63,235         69,042
Other                                       6,650         11,431
                                      -----------    -----------
Total other assets                      7,278,265      7,092,345
                                      -----------    -----------

Total assets                          $20,307,777    $19,279,404
                                      ===========    ===========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                         FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES
                                    March 31,2010   June 30,2009
                                      (Unaudited)
                                    _____________  _____________
CURRENT LIABILITIES:
Note payable - bank lines of credit    $1,320,598       $979,840
Accounts payable                        1,412,688      1,274,591
Due to finance company                  1,605,514      1,724,900
Accrued liabilities                       865,852        875,396
Deferred revenue                        1,943,161      1,615,936
Note payable - officers                   300,000        250,000
Note payable - others                      80,000         80,000
Debentures - officers                     505,000              -
Current maturities of long-term debt      220,929        227,012
                                      -----------    -----------
Total current liabilities               8,253,742      7,027,675
                                      -----------    -----------

LONG-TERM LIABILITIES:
Long-term debt, net of current
 maturities                             3,497,225      3,668,231
Debentures - officers                           -        505,000
Non-Controlling interest in pre-need
 care trust investments                 1,950,482      2,059,056
                                      -----------    -----------
Total long-term liabilities             5,447,707      6,232,287
                                      -----------    -----------

TOTAL LIABILITIES                      13,701,449     13,259,962
                                      -----------    -----------

Non-controlling interest in trust
  Investments                           5,058,422      4,687,816
                                      -----------    -----------

SHAREHOLDERS' EQUITY
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (624,220)      (840,500)
                                      -----------    -----------
Total stockholders' equity              1,547,906      1,331,626
                                      -----------    -----------

Total liabilites and
 stockholder's equity                 $20,307,777    $19,279,404
                                      ===========    ===========




             See accompanying notes to the condensed
                consolidated financial statements











PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

                             OAKRIDGE HOLDINGS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                Three Months Ended March 31,    Nine Months Ended March 31,

                                          2010          2009           2010           2009
                                    __________    __________     __________     __________
Revenue, net:
  Cemetery                            $802,312       531,584     $2,424,238     $1,881,243
  Aviation                           2,716,039       997,188      8,602,543      5,081,856
  Interest-Care Funds                   14,903        30,493         66,648         89,378
  Other                                    967        (3,920)           890        (10,285)
                                    ----------    ----------     ----------     ----------
    Total revenue                    3,534,221     1,555,345     11,094,319      7,042,192
                                    ----------    ----------     ----------     ----------
Operating expenses:
  Cost of cemetery sales               450,697       368,814      1,419,110      1,260,582
  Cost of aviation sales             2,542,727     1,003,386      7,834,934      4,792,379
  Sales and marketing                   81,238        97,961        312,566        303,717
  General and administrative           290,481       214,791        861,584        823,320
                                    ----------    ----------     ----------     ----------
Total operating expenses             3,365,143     1,684,952     10,428,194      7,179,998
                                    ----------    ----------     ----------     ----------

Income (loss) from operations          169,078      (129,607)       666,125       (137,806)


Other income (expense):
Interest income                          1,282         5,850         21,828         24,288
Interest expense                      (102,386)      (86,303)      (327,673)      (293,591)
                                    ----------    ----------     ----------     ----------
Total other expense                   (101,104)      (80,453)      (305,845)      (269,303)
                                    ----------    ----------     ----------     ----------

Income (loss) before income taxes       67,974      (210,060)       360,280       (407,109)

Income tax provision (benefit)          41,000       (84,000)       144,000       (163,000)
                                    ----------    ----------     ----------     ----------
Net income (loss)                      $26,974     $(126,060)      $216,280      $(244,109)
                                    ==========    ==========     ==========     ==========



Net income (loss) per common
share - basic                            $.019        $(.088)         $.151          $(.171)
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares - basic                1,431,503     1,431,503      1,431,503       1,431,503
                                    ==========    ==========     ==========      ==========
Net income (loss) per common
shares - diluted                         $.019        $(.088)         $.126          $(.171)
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares - diluted              1,992,614 Anti-dilutive      1,992,614   Anti-dilutive
                                    ==========    ==========     ==========      ==========

                          See accompanying notes to the
                   condensed consolidated financial statements








PART I - FINANCIAL INFORMATION                           FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Nine Months Ended March 31,                     2010           2009
                                        ____________    ___________
Cash flows from operating activities:
  Net income (loss)                         $216,280      $(244,109)
  Adjustments to reconcile net income
   (loss) to cash flows from operating
   activities:
    Depreciation and amortization            185,272        233,141
    Deferred income taxes                    144,000        (79,000)
    Change in accounts receivable           (390,432)     1,036,132
    Change in inventories                   (217,340)    (2,262,221)
    Change in other assets                   (13,216)       (40,697)
    Change in accounts payable and due to
     finance company                          18,711      1,156,201
    Gains (losses) on non-controlling
     trust investments                        (4,209)        20,585
    Change in deferred revenue               327,225        (19,198)
    Change in accrued liabilities             (9,544)      (156,204)
                                          ----------     ----------
Net cash from (used in)operating
 activities                                  256,747       (355,370)
                                          ----------     ----------
Cash flows from investing activities:
  Purchases of property and equipment       (366,183)       (96,079)
  Payments of lease receivable                     -        460,200
  Increase in restricted cash                (78,476)             -
  Sales of non-controlling investments
   in trusts                                 123,119         95,444
  Purchases of non-controlling investments
   in trusts                                (118,910)      (116,029)
                                          ----------     ----------

Net cash flows from (used in) investing
 activities:                                (440,450)       343,536
                                          ----------     ----------

Cash flows from financing activities:
  Increase (decrease) in note payable
   bank - lines of credit                    340,758        459,840
  Proceeds from note payabel - officers       50,000              -
  Principal payments on long-term debt      (177,089)      (164,993)
                                          ----------     ----------

Net cash flows from financing activities:    213,669        294,847
                                          ----------     ----------

Net change in cash and cash equivalents:      29,966        283,013


Cash and cash equivalents:
Beginning of year                            345,153        278,202
                                          ----------     ----------
End of period                               $375,119       $561,215
                                          ==========     ==========


Supplemental disclosure of cash flow information:

Cash paid during the year for interest      $327,673       $293,591
                                          ==========     ==========



             See accompanying notes to the condensed
                consolidated financial statements








PART I - FINANCIAL INFORMATION                          FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2009. Operating results for the nine-month period ended March 31, 2010 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


2.   RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, "Revenue Recognition (Topic 605) - Multiple - Deliverable Revenue Arrangments a consensus of the FASB Emerging Issues Task Force". This guidance establishes a selling price hierarchy for determining the selling price of a deliverable; eliminates the residual method of allocation and requires arrangement consideration to be allocated at the inception of the arrangement to all deliverables using the relative selling price method; and requires a vendor to determine its best estimate of selling price in a manner consistent with that used to determine the selling price of the deliverable on a stand-alone basis. This guidance also expands the required disclosures related to a vendor's multiple-deliverable revenue arrangements. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company does not believe the adoption of this standard will have a material impact on our consolidated results of operations, financial condition, cash flows, or disclosures.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements." This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchase, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009 except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-06 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.


3.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures. The following table presents the computation of basic and diluted EPS for the nine and three months ended March 31:


Nine Months Ended March 31,                     2010             2009
---------------------------------      -------------    -------------

Income (Loss) from continuing               $216,280        $(244,109)
operations

Average shares of common stock             1,431,503        1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be               561,111     Antidilutive
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing             34,088     Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive            1,992,614        1,431,503
effect of stock options and
convertible debentures

Basic earnings (loss) per common               $.151           $(.171)
share from continuing operations

Diluted earnings (loss) per common             $.126           $(.171)
share from continuing operations



Three Months Ended March 31,                    2010             2009
---------------------------------      -------------    -------------

Income (Loss) from continuing                $26,974        $(126,060)
operations

Average shares of common stock             1,431,503        1,431,503
outstanding used to compute basic
earnings per common share

Additional common shares to be               561,111     Antidilutive
issued assuming exercise of stock
options, and conversion of
convertible debentures

Additional income from continuing             11,363     Antidilutive
operations, assuming conversion of
convertible debentures at the
beginning of the period

Shares used to compute dilutive            1,992,614        1,431,503
effect of stock options and
convertible debentures

Basic earnings (loss) per common               $.019           $(.088)
share from continuing operations

Diluted earnings (loss) per common             $.019           $(.088)
share from continuing operations



4.   FAIR VALUE MEASUREMENTS

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability between market participants at a measurement date.

General accepted accounting principles describes a fair value hierarchy that includes three levels or inputs to be used to measure fair value. The three levels are defined as follows as interpreted for use by the Company.

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

Level 3 - Inputs into fair value methodology are unobservable and significant to the fair value measurement (primarily or alternative type investments, which include but are not limited to limited partnership interests, hedges, private equity, real estate, and natural resource funds). Often, these types of investments are valued based on historical cost and then adjusted by shared earnings of a partnership or cooperative, which can require some varying degree of judgment.

Information regarding assets (principally cash and investments) and liabilities measured at fair value on a recurring basis as of March 31, 2010, is as follows:



                          Recurring Fair Value Measurements using

                           Level 1     Level II    Level III   Total Fair Value
                          -----------------------------------------------------
 Assets at fair value:

 Cemetery perpetual care
 and pre-need trust
 investments                     -    7,008,904            -          7,008,904
                          -----------------------------------------------------

 Total asset at fair value     $ -   $7,008,904         $  -         $7,008,904
                          =====================================================

 Liabilities at fair value:

 Non-controlling interest
 in pre-need trust
 investments                   $ -   $1,950,482         $  -         $1,950,482
                          =====================================================


5.   COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income (loss) is the same as net income (loss) for all periods.


6.   RECLASSIFICATIONS

Certain amounts in the March 31, 2009 statements of operations have been reclassified to conform with March 31, 2010 presentation. These reclassifications have no effect on consolidated net loss, consolidated accumulated deficit or consolidated cash flows as originally reported.


7.   OPERATING SEGMENTS AND RELATED DISCLOSURES

The Company's operations are classified into two principal industry segments: cemeteries and aviation ground support equipment.

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.

The table below summarizes information about reported segments for the three months and nine months ended March 31, 2010 and 2009:



NINE MONTHS ENDED
MARCH 31, 2010:
                              Aviation Cemeteries  Corporate  Consolidation
                                Ground
                               Support
                             Equipment
                            ---------- ---------- ----------    -----------
Revenues                    $8,602,543 $2,490,886       $890    $11,094,319

Depreciation and
amortization                    70,909    114,000        363        185,272

Gross Margin                   767,609  1,071,776        890      1,840,275

Selling Expenses               116,380    196,186          -        312,566

General & Administrative
Expenses                       189,960    461,219    210,405        861,584

Interest Expense               264,090      1,146     62,437        327,673

Interest Income                      2     21,826          -         21,828

Income (loss) before Taxes     197,181    435,051   (271,952)       360,280

Capital Expenditures           347,775     18,408          -        366,183

Segment Assets:
    Inventory                6,526,383    636,720          -      7,163,103
    Property, Plant
    & Equipment              1,618,091    817,551        121      2,435,763



THREE MONTHS ENDED
MARCH 31, 2010:
                              Aviation Cemeteries  Corporate  Consolidation
                                Ground
                               Support
                             Equipment
                            ---------- ---------- ----------    -----------
Revenues                    $2,716,039   $817,215       $967     $3,534,221

Depreciation                    26,237     38,000        121         64,358

Gross Margin                   173,312    366,518        967        540,797

Selling Expenses                24,266     56,972          -         81,238

General & Administrative
Expenses                        56,667    152,966     80,848        290,481

Interest Expense                82,921       (449)    19,914        102,386

Interest Income                      -      1,282          -          1,282

Income (loss) before Taxes       9,458    158,311    (99,795)        67,974

Capital Expenditures           347,775     15,558          -        363,333



NINE MONTHS ENDED
MARCH 31, 2009:
                              Aviation Cemeteries  Corporate  Consolidation
                                Ground
                               Support
                             Equipment
                            ---------- ---------- ----------    -----------
Revenues                    $5,081,856 $1,970,621    (10,285)    $7,042,192

Depreciation and
amortization                    78,708    153,000      1,433        233,141

Gross Margin                   289,477    710,039    (10,285)       989,231

Selling Expenses               132,474    171,243          -        303,717

General & Administrative
Expenses                       239,460    384,553    199,307        823,320

Interest Expense               250,225      3,878     39,488        293,591

Interest Income                  6,855     17,433          -         24,288

Income (loss) before Taxes    (325,827)   167,798   (249,080)      (407,109)

Capital Expenditures             6,052     90,027          -         96,079

Segment Assets:
    Inventory                7,915,472    649,686          -      8,565,158
    Property, Plant
    & Equipment              1,312,408    920,093      1,052      2,233,553



THREE MONTHS ENDED
MARCH 31, 2009:
                              Aviation Cemeteries  Corporate  Consolidation
                                Ground
                               Support
                             Equipment
                            ---------- ---------- ----------    -----------
Revenues                      $997,188   $562,077    $(3,920)    $1,555,345

Depreciation                    24,300     51,000        450         75,750

Gross Margin                    (6,198)   193,263     (3,920)       183,145

Selling Expenses                43,494     54,467          -         97,961

General & Administrative
Expenses                        55,958    116,488     42,345        214,791

Interest Expense                72,826        314     13,163         86,303

Interest Income                      -      5,850          -          5,850

Income (loss) before Taxes    (178,476)    27,844    (59,428)      (210,060)

Capital Expenditures                71      1,260          -          1,331










ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Management's discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company's business and products, revenues, expenditures and operating and capital requirements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for its future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially for those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; conditions in the industries in which the Company operates, particularly the airline industry; the Company's ability to win government contracts; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw material used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; changes in anticipated operating results, credit availability, equity market conditions or the Company's debt levels that may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash; requirements for unforeseen maintenance, repairs or capital asset acquisitions; difficulties or delays in the development, production, testing, and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the cost and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, officers notes payable, cash flow from operations and the offering of its subordinated debentures. For the first nine months of fiscal year 2010, the Company had an increase in cash of $29,966 compared to a cash increase in the same period in fiscal year 2009 of $283,013. As of March 31, 2010, the Company had no cash equivalents.


During the nine-month period ended March 31, 2010, the Company recorded a net income after tax of $216,280. The Company's net cash from operating activities was $256,747 in the first nine months of fiscal year 2010 compared to net cash used in operating activities of $355,370 in the same period in fiscal year 2009. The increase in net cash from operating activities was primarily due to net income. During the first nine months of fiscal 2010, cash used by investing activities was $440,450 primarily due to the aviation segment capitalizing technical data packages and manuals for new equipment being manufactured and the cemetery segment purchasing computer software and hardware, and building heaters. Net cash provided by financing activities for the nine months ended March 31, 2010 was $213,669 primarily due to additional borrowings on the bank lines of credit. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $2,340,007 at March 31, 2010, a decrease of $570,332 from June 30, 2009. The decrease in working capital was primarily due to an increase in deferred income and, officers notes payable and debentures becoming short-term and some cash becoming restricted. As of March 31, 2010, current assets amounted to $10,593,479 and current liabilities were $8,253,742, resulting in a current ratio of 1.28 to 1 at March 31, 2010. Long-term debt was $5,447,707 and stockholders' equity was $1,547,906 at March 31, 2010.

Capital expenditures for the first nine months of fiscal year 2010 were $366,183 compared with $96,079 for the same period in fiscal year 2009. These investments reflect the Company's continuing program to achieve business growth, improve its properties, and improve productivity. The cemetery operations' primary expenditure was for software for the computer system. The aviation ground support operations primarily expenditures were for technical data package and manuals for new equipment being manufactured. The Company anticipates that it will spend approximately $80,000 on capital expenditures during the final quarter of fiscal year 2010 for additional technical data packages and manuals for aviation ground support operations. The Company plans to finance these capital expenditures primarily through cash flows provided by operations.

The Company has a bank line of credit for up to the lesser of (1) $1,000,000 or (2) 75% of the Company's accounts receivable acceptable to the lender. The line of credit contains certain financial covenants that require the Company's Aviation Ground Equipment to maintain a debt-to-worth ratio of at least 4.5-to-1 and cash flow-to-current maturity of at least 1.2-to-1. These covenants are measured annually. The line of credit matures on October 31, 2010. As of March 31, 2010 there was $970,598 outstanding under this facility.

In addition, the Company has an additional bank line of credit through the working capital guarantee program of Export-Import Bank of the United States for up to the lesser of (1) $350,000 or (2) 80% of the Company's foreign accounts receivable acceptable to the lender and 75% of inventory in process for foreign sales. The line of credit contains certain financial covenants that require the Company's Aviation Ground Equipment subsidiary to maintain a debt service coverage ratio in excess of 1.2 to 1 annually and a debt to tangible net worth ratio not in excess of 4.5 to 1 at all times.
At March 31, 2010, the Company was in compliance with the debt to tangible net worth ratio with a calculated ratio of 4.43 to 1. The line of credit matures on April 26, 2011. As of March 31, 2010 there was $350,000 outstanding under this facility. In April 2010, the maximum borrowings under this facility was expanded to the lesser of (1) $750,000 or (2) 80% of the Company's foreign accounts receivable acceptable to the lender and 75% of inventory in process for foreign sales.

The Company believes that its financial position, remaining debt capacity and ability to issue subordinated debentures should enable it to meet its current and future capital requirements.


INFLATION

Because of the relatively low levels of inflation experienced during the first nine months of this fiscal year, and as of March 31, 2010, inflation did not have a significant effect on the Company's results in the first nine months of fiscal year 2010.



RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL YEAR 2010
COMPARED WITH FIRST NINE MONTHS OF FISCAL YEAR 2009

Cemetery Operations:

Revenue for the nine months ended March 31, 2010 was $2,490,886, an increase of $520,265, or 26%, when compared to the nine months ended March 31, 2009. The increase was primarily due to a increases in the following revenue accounts as follows: increase in marker sales of $108,273, mausoleum space of $34,090, vault sealing fees of $13,345, land sales of $91,566, overtime charges for Saturday burials of $32,101, grave liners of $75,562, interment fees of $108,372, foundations of $74,339, inscriptions of $11,017. These increases were partially offset by decreases in care fund interest of $22,730 and flower shop revenue sales of $7,443. The Company's management believes the increases are attributable in part to the legal problems that another local cemetery is experiencing with state of Illinois and the new rules and regulations passed by the state of Illinois.

Cost of sales for the nine months ended March 31, 2010 was $1,419,110, an increase of $158,528, or 12%, compared to the nine months ended March 31, 2009. During the nine months ended March 31, 2010, costs associated with sales of markers increased $20,624, foundations increased $47,719, grave liners increased $31,781 compared to the same period in fiscal year 2009. In addition, health insurance costs continued to increase $36,045, dirt hauling increased $48,180 and most other costs experienced immaterial increase. The Company's primary increase in cost of goods sold was due to the increase in revenue of 26%.

The resulting cemetery gross profit margin was 43% for the first nine months of fiscal year 2010 versus 36% for the corresponding period in fiscal year 2009, representing a 7% increase. The increase was primarily caused by an increase in sales volume.

Selling expenses for the nine months ended March 31, 2010 were $196,186, an increase of $24,943, or 15%, when compared to the nine months ended
March 31, 2009. The increase was primarily due to higher commissions on sales of markers and foundations.

General and administrative expenses for the nine months ended March 31, 2010, were $461,219, an increase of $76,666, or 20%, compared to the nine months ended March 31, 2009. The increase was primarily due to increases in professional fees of $35,048 (largely associated with review by the U. S. Securities and Exchange Commission of the Company's past filings), health insurance of $14,946, and office salaries and related payroll taxes of $29,288.


Corporate Operations:

Revenue for the nine months ended March 31, 2010 was immaterial.

General and administrative expenses for the nine months ended March 31, 2010 was $210,405, an increase of $11,098, or 6%, when compared to the nine months ended March 31, 2009. The increase was primarily due to costs associated with the preparation of a valuation, study of the Aviation Ground Support operation.

Interest expense for the nine months ended March 31, 2010 was 62,437, a increase of $22,949, or 58%, when compared to the nine months ended
March 31, 2010. The increase is primarily due to the additional advances from officers.


Aviation Ground Support Operations:

Revenue for the nine months ended March 31, 2010 was $8,602,543, an increase of $3,520,687, or 69%, when compared to the nine months ended March 31, 2009. The increase was primarily due to increased domestic and governmental sales.

Cost of sales as a percentage of sales for the nine months ended
March 31, 2010 was 91%, a decrease of 3%, when compared to the nine months ended March 31, 2009. The decrease was primarily due to increased revenue for the period.

The resulting gross profit margin was 9% for the first nine months of fiscal year 2010 versus 6% for the corresponding period in fiscal year 2009, representing a $478,132 increase.

Selling expenses for the nine months ended March 31, 2010 were $116,380, a decrease of $16,094, or 12%, when compared to the nine months ended
March 31, 2009. The decrease was primarily due to decreases in travel of $11,030, and medical health insurance of $5,704.

General and administrative expenses for the nine months ended March 31, 2010 were $189,960, a decrease of $49,500, or 21%, when compared to nine months ended March 31, 2009. The decrease was primarily due decreased officer and office wages and related payroll taxes of $47,473.

Other expenses, which consist of interest expense and interest income, for the nine months ended March 31, 2010, were a combined expense of $264,088, an increase of $20,718, or 9%, when compared to the nine months ended
March 31, 2009. The increase was primarily due to greater debt to finance inventory and work in process.



RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009

Cemetery Operations:

Revenue for the three months ended March 31, 2010 was $817,215, an increase of $255,138, or 45%, when compared to the three months ended March 31, 2009. The increase was primarily due to increases in the following revenue accounts: increases in cemetery space sales of $38,161, markers of $61,889, foundations of $23,468, grave liners of $50,420, and interment fees of $70,930. The Company's management believes the increase in total revenue is attributable in part, to the legal problems that another local cemetery is experiencing.

Cost of sales for the three months ended March 31, 2010 was $450,697, an increase of $81,883, or 22%, when compared to the three months ended
March 31, 2009. The increase was primarily due to increased sales, and driven by increases in markers expenses of $22,394, grave liners of $9,286, health insurance of $30,423, and ground workers salaries and related payroll taxes of $27,132.

The resulting cemetery gross profit margin was 45% for the three months ended March 31, 2010 versus 34% for the corresponding period in fiscal year 2009, representing an 11% increase. The increase was primarily due to increased sales.

Selling expenses for the three months ended March 31, 2010 were $56,972, a increase of $2,505, or 5%, when compared to the three-month period ended March 31, 2009. The increase was primarily due to increased health insurance costs ($2,541).

General and administrative expenses for the three months ended March 31, 2010 were $152,966, an increase of $36,478, or 31%, when compared to the three months ended March 31, 2009. The increase was primarily due to higher office salaries and related payroll costs of $26,888, and all other costs increasing immaterially.


Corporate Operations:

Revenue for the three months ended March 31, 2010 was immaterial.

General and administrative expenses for the three months ended March 31, 2010 were $80,848, an increase of $38,503, or 91%, when compared to the three months ended March 31, 2009. The increase was primarily due to increase in professional fees of $19,753 associated with replying to a Securities and Exchange comment letter, and the costs associated with the preparation of a valuation of the Aviation Ground Support Operation of $12,375.

Interest expense for the three months ended March 31, 2010 was $19,914, an increase of $6,751, or 51%, when compared to the three months ended
March 31, 2009. The increase primarily relates to additional advances from officers and other short term notes.


Aviation Ground Support Operations:

Revenues for the three months ended March 31, 2010 were $2,716,039, an increase of $1,718,851, or 172%, when compared to the three months ended
March 31, 2009. The increase in revenue was primarily due to higher equipment sales for domestic, and governmental.

Cost of sales for the nine months ended March 31, 2010, was $2,542,727, an increase of $1,539,341, or 153%, when compared to the three months ended
March 31, 2009. The increase was primarily due to increased sales and related costs to manufacture goods for those sales.

The resulting gross profit margin was 7% for the three months ended
March 31, 2010 versus a negative percentage for the corresponding period in fiscal year 2009. The increase was due to higher sales and less fixed costs.

Selling expenses for the three months ended March 31, 2010 were $24,266, a decrease of $19,228, or 44%, when compared to the three months ended
March 31, 2009. The decrease was primarily due to decreased international commissions paid to agents in foreign countries.

General and administrative expenses for the three months ended March 31, 2010 were $56,667, a decrease of $709 or 1%, when compared to the three months ended March 31, 2009. The decrease is immaterial

Interest expense for the three months ended March 31, 2010 was $82,921, an increase of $10,095, or 13%, when compared to the three months ended
March 31, 2009.  The increase was attributable to increased interest rates.



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


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.  (RESERVED)


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS


The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2010:

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

Date:  May 14, 2010




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