Form 10-K
period 2010-06-30
OAKRIDGE HOLDINGS INC
filed 2010-10-01
CIK 73605

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISISSION
                          Washington, D.C. 20549

                                FORM 10-K

{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2010

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {X} No { }

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) { }Yes { }No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. { }

Indicate by check mark, whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ___               Accelerated filer   ___
Non-accelerated filer   ___               Smaller reporting company _X_
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes{ } No{X}

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $572,601.

The number of shares outstanding of Registrant's common stock on September 27, 2010, was 1,431,503.

Documents Incorporated by Reference: The information set forth in Part III of this Report is incorporated by reference to the Registrant's definitive proxy statement for the 2010 annual meeting of stockholders, which will be filed no later than 120 days after June 30, 2010.









                             TABLE OF CONTENTS

                                  Part I

Item 1.   Business
Item 1A.  Risk Factors
Item 1B.  Unresolved Staff Comments
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   [Removed and Reserved]

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




















                           CAUTIONARY STATEMENT
        UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



This Form 10-K contains certain forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as "plans," "expects," "may," "will," "anticipates," "believes" and other words of similar meaning. Forward-looking statements may address, among other things, the Company's strategy for growth, product development, regulatory changes, the outcome of contingencies (such as legal proceedings), market position, expenditures and financial results. Forward-looking statements are based on current expectations of future events. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products or services provided; capacity constraints limiting the production of certain products; changes in anticipated operating results, credit availability, equity market conditions or the Company's debt levels may further enhance or inhibit the Company's ability to maintain or raise appropriate levels of cash; requirements for unseen maintenance, repairs or capital asset acquisitions; difficulties or delays in the development, production, testing and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company's SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.




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

On June 29, 1998, the Company acquired substantially all of the assets of Stinar Corporation, a Minnesota corporation. Stinar Corporation has been in business for 64 years and is an established international manufacturer, and its products are used by the airline support equipment industry.

Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies, and airports. These products are sold and marketed through our technically oriented sales staff as well as through independent distributors and sales representatives. Approximately 68% of Stinar's revenues in the year ended June 30, 2010, were generated by contracts with the U.S. military and 16% are generated internationally.

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

Together the cemeteries comprise 176.7 total acres of real estate, of which
12.8 acres are used for interior roads and other improvements. The remaining 163.9 acres contain 137,000 burial plots of which 28,075 are in inventory, with 975 niches and 3,190 crypts, of which 118 niches and 315 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 35- and 40-year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing interment services, burial plots and crypts, the Company sells cremation services and has a chapel in the mausoleum.


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

RISKS RELATED TO THE CEMETERY BUSINESS. To compete successfully, the Company must maintain a good reputation and high professional standards in the industry as well as offer attractive products and services at competitive prices. In addition,the Company must market itself in such a manner as to distinguish itself from its competitors. Cemeteries have historically experienced price competition from independent and large public company cemeteries, monument dealers, and other non-traditional companies providing death care services and products. The intense competition the Company faces may, at some time in the future,require the Company to reduce prices (and thereby its profit margins) to retain or recapture market share. If the Company is unable to successfully compete, its financial condition, results of operations and cash flows could be materially and adversely affected.

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

Stinar sells its products to airports, airlines, and government and military customers in the United States. In 2010, non-governmental domestic sales comprise approximately 16%, government and military sales approximately 68%, and international sales approximately 16% of Stinar's annual revenues.

The Company purchases carbon steel, stainless steel, aluminum and chassis domestically. We do not use single-source suppliers for the majority of our raw material purchases and believe supplies of raw material available in the market are adequate to meet our needs.

We historically have engaged in research and development activities directed primarily toward the improvement of existing products, the design of specialized products to meet specific customer needs, and the development of new products and processes. A large part of our product development spending in the past has focused on the new product lines in the stairs department.


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


For the fiscal years ended June 30,      2010           2009

Revenues:
(1) Aviation                      $10,728,752     $9,291,559
(2) Cemetery                        3,405,276      2,752,973

Operating profit:
(1) Aviation                          449,785        (82,203)
(2) Cemetery                          517,987        219,011

Identifiable assets:
(1) Aviation                       10,527,945     10,178,908
(2) Cemetery                       13,229,128     12,618,986



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

PERPETUAL CARE FUNDS. Under Illinois law, the Company is required to place a portion of all sales proceeds from cemetery lots, niches and crypts in a trust fund for perpetual care of the cemeteries. Pursuant to these laws, the Company deposits 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of mausoleum space into a perpetual care fund. The income from these perpetual care trusts provides the funds necessary to maintain cemetery property and memorials in perpetuity. The trust fund income is recognized, as earned, in the cemetery revenues.
While we are entitled to withdraw the income earned from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund and, therefore, the principal balance is reflected on the Company's balance sheet as an asset and liability.


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

There has been increasing competition from providers specializing in specific services, such as cremations, who offer minimal services and low-end pricing. We also face competition from companies that market products and related information over the internet and funeral homes selling markers. However, we have felt relatively limited impact in our market from those competitors to date.

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

                               INTERNATIONAL

Stinar's sales to customers outside the United States represented approximately 16% and 30% of the Company's net sales in 2010 and 2009, respectively. Products are manufactured and marketed through the Company's sales department and sales representatives around the world.


                         OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS. The cemetery operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to understanding the Company's business.

STINAR CORPORATION. The Company believes that its business is highly dependent upon the profitability of its customers in the airline and air cargo markets, and therefore, the Company's profitability is affected by fluctuations in passenger and freight traffic and volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. Sales to the United States government also expose Stinar to government spending cuts. The United States Air Force, which historically has been a major purchaser of the Company's equipment, is dependent upon governmental funding approvals. Significant changes in raw material prices, such as steel and chassis, will also continue to impact our results. As of September 26, 2010, the Company had approximately a $35,000,000 backlog. The backlog is due to a five year contract with United States Air Force, GSA contract with the United States Air Force, and commercial sales in the United States. The backlog is comparable to fiscal year 2009, and will take approximately two to three years to complete, unless the company increases its production capacity.

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



                                 EMPLOYEES

As of June 30, 2010, the Company had 93 full-time and 14 part-time or seasonal employees. Of these, the Company employed 75 full-time and 2 part-time employees in the aviation segment and 18 full-time and 12 part-time or seasonal employees in the cemeteries segment.

The cemetery segment employees are represented by Local #1 of the Services Employees International Union, AFL-CIO, whose contract expires February 28, 2013.

A union does not represent the aviation segment employees, and the Company considers its labor relations to be good.


ITEM 1A: RISK FACTORS.

Not applicable.


ITEM 1B: UNRESOLVED STAFF COMMENTS.

Not applicable.


ITEM 2: PROPERTIES.

The Company's executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60654.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Ave., Hillside, Illinois. The two cemeteries comprise 176.7 acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The cemeteries have two mausoleums, an office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair shape with major work being required on all outside walls of the mausoleum to prevent water from leaking into the mausoleum crypts. The Company expects the walls will require approximately $300,000 to $400,000 of repairs starting in 2010 and finishing in 2014. The Company expects to finance these repairs with cash flow from its cemetery business segment. All other buildings are in fair shape and will require minimum repairs.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota, located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. The facility was refinanced in May 2008 for $2,100,000 with monthly payments of principal and interest totaling $17,060 and a final balloon payment of $1,826,000 due in May 2013, assuming no pre-payments. The condition of the manufacturing facility and office space is fair and will require minimum improvements in the foreseeable future at an estimated cost of $200,000 that the Company expects to finance with cash flow from its two business segments. Management reviews insurance policies annually and believes that all of its properties are adequately insured.


ITEM 3:  LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the Company. As of June 30, 2010, there were no legal proceedings in either business.

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



ITEM 4:  [REMOVED AND RESERVED]



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


                                    FISCAL YEAR
                            2010                 2009

                         Low     High        Low     High
                        -----   -----       -----    -----
First Quarter           $.33     $.35       $.85     $1.32
Second Quarter          $.33     $.36       $.50      $.85
Third Quarter           $.32     $.36       $.35      $.75
Fourth Quarter          $.32     $.50       $.35     $1.00


As of September 27, 2010, there were 1,431,503 shares of Oakridge Holdings, Inc. common stock outstanding. The common stock shares outstanding are held by approximately 1,500 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 1,500 beneficial owners of the common stock.

The Company has never paid a cash dividend on its common stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying any dividends on its common stock in the foreseeable future. We are currently prohibited from paying dividends under the terms of our credit agreements. Any future change in our dividend policy will be made at the discretion of our Board of Directors in light of the financial condition, capital requirements, earnings and prospects of the Company and any restrictions under credit arrangements, as well as other factors the Board of Directors may deem relevant. We are also prohibited from repurchasing any of our outstanding common stock under the terms of our credit agreement.


                   EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, as of June 30, 2010, certain information regarding the Company's 1999 Stock Incentive Plan (the "1999 Plan"), which was approved by shareholders on February 22, 1999. The Company has no equity compensation plans which have not been approved by shareholders.

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

1999 Plan       5,000            $2.00                   -


ITEM 6:  SELECTED FINANCIAL DATA

Not applicable.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                FISCAL 2010

                      LIQUIDITY AND CAPITAL RESOURCES


The Company relies on cash flow from its two business segments to meet operating needs, fund debt service, and fund capital requirements. The cemetery and Stinar operations did provide sufficient cash during fiscal year 2010 to support day-to-day operations, current debt service, and capital expenditures. The Company expects that cemetery and Stinar operations will provide sufficient cash during the next five years to cover all debt requirements and operational needs.


Stinar has a $1,000,000 line of credit to finance accounts receivable, expiring in October 2011. Additionally, Stinar has a $2,000,000 term loan to finance inventories that matures in May 2018. During 2008 and 2010, the Company issued convertible subordinated debentures in the aggregate principal amount of $535,000 to certain individuals who are officers or directors of the Company and one individual investor. During 2010, $20,000 of the debentures were satisfied. On July 1, 2010, $485,000 of the debentures initially due July 1, 2010, were modified, whereby the conversion rate of the debentures was revised from $.90 to $.50 per share and the maturity date was extended from July 1, 2010 to July 1, 2012, at which time the Company expects to be able to pay all amounts due under the debentures or to be able to extend the debentures' maturity date.

The cemetery operations expect to hire one full-time sales employee during 2011, and the Company expects no changes in part-time or seasonal employees.

The Company's five year business plan calls for $900,000 in capital expenditures starting in 2011.

The cemetery operations' capital expenditures are expected to be approximately $400,000 under the five-year plan. The funds are planned to be used for building improvements for the Oakridge cemetery mausoleum, increasing inventory of niches and crypts in mausoleums and outdoors, computer software and hardware equipment, and ground equipment. Repairs for the mausoleum, originally estimated at $300,000 to $400,000, will continue in the spring of 2011. The Company expects to spend approximately $150,000 in 2011 on its cemetery operations for repairs on the front building of mausoleum, lawn mowers and gator utility vehicles for the grounds. The cemeteries' capital expenditures for 2010 were $45,761 and were used for the following: $17,334 for mowers and $702 for miscellaneous shop equipment for ground employees, $493 for well pump, $6,022 for new heaters in the mausoleum and $14,800 for tuck point, stairs and wall repairs to the two mausoleums, $5,541 for computer equipment and $869 for miscellaneous office equipment.

Stinar's capital expenditures are expected to be approximately $500,000 under the five-year plan. The funds are planned to be used for improvements of the manufacturing plant and office, technical manuals and drawings packages for the building of new first time equipment, plant and office equipment, and computer software and hardware. These expenditures are expected to take place evenly over the five-year plan. Stinar's capital expenditures for 2010 were $114,306, with $10,951 for shop jigs for production, $96,200 for in house technical drawings and electrical schematics to build new and existing equipment, and $1,155 for software and hardware equipment and $6,000 for a copier. The Company expects to spend approximately $100,000 in 2011 for Stinar capital expenditures.



                       RESULTS OF OPERATIONS - 2010

CEMETERY OPERATIONS

In 2010, cemetery revenue increased $652,303, or 24%, compared to 2009. The increase was due to an increase in marker sales of $108,343, cemetery sales of $79,059, foundations of $96,651, grave boxes of $101,759 and interment fees of
$205,640.   All other sales account changes were immaterial.  The increase in sales were primarily driven by a new cemetery law instituted by the State of Illinois that now requires all families to come out to the cemetery to arrange the funeral, whereby in the past the funeral director made all arrangements.
In having the families present at the cemetery, the cemeteries are getting more up-selling opportunities.

Cost of goods sold in 2010 was $2,064,180, an increase of $269,053, or 15%, compared to 2009. In 2010, cost of goods sold was 61% of revenue, down from 65% in 2009. The increases in cost of sales related to an increase in markers of $72,893, foundations of $29,464, grave liners of $31,194, health insurance of $43,848, operating supplies of $42,180 and dirt hauling fess of $47,513. All other cost account changes were immaterial. The decrease in the percentage of cost of goods sold to revenue in 2010 was primarily due to the fixed nature of salaries.

Selling expenses increased $18,179, or 7.6%, compared to 2009. The increase was due to greater sales revenue and commissions paid.

General and administrative expenses increased $66,095, or 13%, compared to 2009. The increase was primarily attributable to increases in office salaries of $22,018, health insurance of $9,986 and professional fees of $35,534. The increases were due to having one more full time employee for the year, increased costs of health insurance for the staff and professional fees related to a comment letter from the Securities and Exchange Commission related to the accounting treatment of the non-controllable interest in the trusts.

Interest income from the perpetual care fund land trust was relatively flat at $23,022 for 2010 compared to $20,580 in 2009.





STINAR OPERATIONS

In 2010, revenue increased $1,437,193, or 16%, compared to 2009. The increase was primarily due to increases in government contracts arising from the Company's status in 2010 as a vendor with the U.S. government in a multiple award schedule.

Cost of goods sold in 2010 was $9,801,168, or 91% of sales, compared to 89% in 2009. Accordingly, gross profit percentage dropped to 9% in 2010 compared to 11% in 2009. Cost of raw materials decreased 2% in relation to sales, whereas truck chassis costs increased 20%, or $446,524, direct and indirect labor increased $702,546, and shop supplies increased $248,168, in each case for 2010 compared to 2009. All other changes were immaterial. The increase in cost of goods sold was directly related to increases in truck chassis costs.

Selling expenses increased $70,594, or 43%, compared to 2009. The increase was primarily due to increased commissions being paid to international agents for sales commissions.

General and administrative expenses decreased $139,881, or 37%, compared to 2009. The decrease was attributable to a decrease in bad debts of $86,725, and decrease in officers' pay of $53,258. The decrease was in officers' pay is attributable to having no chief financial of Stinar and Robert C. Harvey, the chief executive officer, taking over those additional duties.

Research and development decreased $551,698, when compared to 2009. The decrease was due to having no research and development expenses in 2010.

Interest expense increased $54,232, or 17%, compared to 2009. The increase was attributable to chassis purchases resulting from an increase in sales.

Interest income decreased $6,855 compared to 2009 due to a lease agreement we had with the United States Air Force expiring in 2009.




HOLDINGS OPERATIONS

Operating expenses increased $11,852, or 3%, compared to 2009. The increase was primarily attributable to increased interest expense.




                       RESULTS OF OPERATIONS - 2009

CEMETERY OPERATIONS

In 2009, cemetery revenue decreased $254,301, or 8%, compared to 2008. The decrease was due to a decrease in marker sales caused by less discretionary income by the customers served at the cemetery. All other sales account changes were immaterial.

Cost of goods sold in 2009 was $1,795,127, a decrease of $70,142, or 4%, compared to 2008. In 2009, cost of goods sold was 65% of revenue, or the same when compared to 2008. The cost decrease was attributable to decreases in the purchase of markers ($9,369), truck expenses ($8,297), health insurance costs ($24,944) and dirt hauling expenses ($28,048).

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

General and administrative expenses increased $53,848, or 16%, compared to 2008. The increase was attributable to an increase in bad debts.

Research and development increased $507,924, when compared to 2008. The increase was due to research and development of three new stairs and related canopies on those stairs as well as a new hi-lift maintenance lift.

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



                                       Payments By Period
                                                                               After
                                                                                Five
                       Total     2011     2012       2013     2014     2015    Years
Long-term Debt    $3,658,186 $211,321 $256,563 $2,076,187 $217,266 $231,241 $454,287

Subordinate
Debentures (1)      $535,000        -  535,000          -        -        -        -
                  ---------- -------- -------- ---------- -------- -------- --------
Total Contractual
Cash Obligations  $4,193,186 $211,321  791,563 $2,076,187 $217,266 $231,241 $454,287
                  ========== ======== ======== ========== ======== ======== ========

(1) We expect to be able to pay the debentures of $535,000 due in 2012 using cash flow from operations or by extending the related party debentures.





OFF-BALANCE SHEET ARRANGEMENTS

None.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the fiscal years ending June 30, 2010 and 2009, located at Exhibit 13, F-1, are incorporated herein.


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

Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of June 30, 2010, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Our management's report of the effectiveness of the design and operation of our disclosure controls and procedures was not subject to attestation by the Company's registered public accounting firm in accordance with the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.



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


ITEM 9B:  OTHER INFORMATION

None.



                                 PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 relating to our directors and executive officers is incorporated herein by reference to the section titled "Proposal 1 - Election of Directors" in our proxy statement. The information required by this
Item 10 under Item 405 of Regulation S-K is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement. The information required by this Item 10 under
Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled "Information About the Board and Its Committees" in our proxy statement. Our proxy statement will be filed no later than 120 days after June 30, 2010.

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


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the section titled "Executive Compensation" in our proxy statement, which will be filed no later than 120 days after June 30, 2010.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated herein by reference to the section titled "Principal Shareholders and Beneficial Ownership of Management" in our proxy statement, which will be filed no later than 120 days after June 30, 2010.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
          AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated herein by reference to the sections titled "Certain Relationships and Related Transactions" and "Proposal 1 - Election of Directors" in our proxy statement, which will be filed no later than 120 days after June 30 2010.


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to the sections titled "Audit Fees" and "Preapproval Policies and Procedures" in our proxy statement, which will be filed no later than 120 days after June 30, 2010.


ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The following consolidated financial statements of Oakridge Holdings, Inc. and subsidiaries, together with the Independent Auditors Report, are filed in this report at Exhibit 13, F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2010 and 2009

Consolidated Statements of Operations for the Years Ended June 30, 2010
and 2009

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended June 30, 2010
and 2009

Notes to Consolidated Financial Statements

The following documents are filed or incorporated by reference as part of this Form 10-K/A.

3(i) Amended and Restated Articles of Incorporation as amended (1) 3(ii) Amended and Superseding By-Laws as amended (1)
10(a) 1999 Stock Incentive Award Plan (2)
10(b) Loan Documents for Line of Credit (3)
10(c) Loan Documents for Term Loan (3)
10(d) Form of Convertible Subordinated Debenture (4)
10(e) Loan documents for Mortgage Note Payable (3)
10(f) Loan agreements with officers (5)
13    Financial Statements
21    Subsidiaries of Registrant (2)
23(a) Consent of Independent Registered Public Accounting Firm
23(b) Consent of Independent Registered Public Accounting Firm
31    Rule 13a-14(a)/15d-14(a) Certifications
32    Section 1350 Certifications

(1)  Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1996.
(2)  Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1999.
(3)  Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 2009.
(4) Filed as exhibit 1.1 to Form 8-K filed July 1, 2010 and incorporated herein by reference.
(5) Material terms are described in Form 8-K filed September 25, 2009 and incorporated herein by reference.











                                Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 OAKRIDGE HOLDINGS, INC.


Dated: October 1, 2010           By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chairman Of the Board of Directors

In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: October 1, 2010           By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 (principal accounting officer)
                                 Director


Dated: October 1, 2010           By /s/ Robert B. Gregor
                                 Robert B. Gregor
                                 Secretary
                                 Director


Dated: October 1, 2010           By /s/ Hugh H. McDaniel
                                 Hugh H. McDaniel
                                 Director


Dated: October 1, 2010           By /s/ Robert Lindman
                                 Robert Lindman
                                 Director


Dated: October 1, 2010           By /s/ Pamela Whitney
                                 Pamela Whitney
                                 Director