Form 10-Q
period 2010-09-30
OAKRIDGE HOLDINGS INC
filed 2010-11-15
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of the issuer's common stock outstanding on November 1, 2010 was 1,431,503

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











                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-Q


            For the quarter ended September 30, 2010


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2010 (unaudited) and June 30, 2010 (audited)

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2010 and 2009 (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET


                                September 30,2010   June 30,2010
                                      (Unaudited)      (Audited)

ASSETS                          _________________   ____________
Current assets:
Cash & cash equivalents                  $608,612       $372,797
Restricted cash                            89,452         89,320
Receivables                             1,679,341      2,236,804
Inventories:
  Production                            6,422,691      6,647,308
  Cemetery, mausoleum space, markers
     and related                          628,905        607,435
Deferred income taxes                     312,000        312,000
Other current assets                      115,707        104,942
                                      -----------    -----------
Total current assets                    9,856,708     10,370,606
                                      -----------    -----------


Property, plant and equipment:
Property, plant and equipment,
   at cost                              6,543,248      6,506,136
Less accumulated depreciation           4,377,879      4,312,179
                                      -----------    -----------
Property, plant and equipment, net      2,165,369      2,193,957
                                      -----------    -----------

Other assets:
Cemetery perpetual care trusts          5,147,303      4,962,756
Preneed trust investments               1,983,375      2,023,358
Deferred income taxes                     102,000         78,000
Deferred financing costs                   59,363         61,299
Other                                      11,497         11,033
                                      -----------    -----------
Total other assets                      7,303,538      7,136,446
                                      -----------    -----------
Total assets                          $19,325,615    $19,701,009
                                      ===========    ===========

             See accompanying notes to the condensed
                consolidated financial statements








PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET



                                September 30,2010   June 30,2010
                                      (Unaudited)      (Audited)
                                    _____________  _____________
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit - bank                 $1,331,443     $1,331,443
Trade accounts payable                  1,494,419      1,249,716
Due to finance company                    644,504      1,227,231
Deferred revenue                        1,605,225      1,886,908
Accrued liabilities                     1,106,777        979,818
Short-term notes payable - others         359,960        380,000
Current maturities of long-term debt      244,813        696,321
                                      -----------    -----------
Total current liabilities               6,787,141      7,751,437
                                      -----------    -----------

Long-term liabilities:
Non-controlling interest in pre-need
  care trust investments                1,983,375      2,023,358
Long-term debt                          3,887,615      3,496,865
                                      -----------    -----------

Total long-term liabilities             5,870,990      5,520,223
                                      -----------    -----------

Total liabilities                      12,658,131     13,271,660
                                      -----------    -----------

Non-controlling interest in
  trust investments                     5,147,303      4,962,756
                                      -----------    -----------


Stockholders' Equity:
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (651,945)      (705,533)
                                      -----------    -----------
Total stockholders' equity              1,520,181      1,466,593
                                      -----------    -----------
Total liabilities & stockholder's
   equity                             $19,325,615    $19,701,009
                                      ===========    ===========



             See accompanying notes to the condensed
                consolidated financial statements









PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

Three Months Ended September 30,             2010           2009
                                       __________     __________
Revenue, net:
  Cemetery                               $821,548       $837,505
  Aviation                              3,164,464      2,974,900
  Interest - Care Funds                    18,355         23,101
  Other                                       464            550
                                       ----------     ----------
    Total revenue                       4,004,831      3,836,056
                                       ----------     ----------
Operating expenses:
  Cost of cemetery sales                  467,033        514,598
  Cost of aviation sales                2,844,624      2,661,321
  Sales and marketing                     154,961        118,233
  General and administrative              325,836        334,071
                                       ----------     ----------
Total operating expenses                3,792,454      3,628,223
                                       ----------     ----------
Operating income                          212,377        207,833
                                       ----------     ----------

Other income (expense):
Interest income                             1,831         17,257
Interest expense                         (124,620)      (115,258)
                                       ----------     ----------
Total other expense                      (122,789)       (98,001)
                                       ----------     ----------

Income (loss) from continuing
   operations before income taxes          89,588        109,832

Provision for income taxes                 36,000         36,000
                                       ----------     ----------
Net income                                $53,588        $73,832
                                       ==========     ==========

Net income per common
share - basic                               $.037          $.052
                                       ==========     ==========
Weighted average number of
common shares outstanding -
basic                                   1,431,503      1,431,503
                                       ==========     ==========
Net income per common
shares - diluted                            $.026          $.037
                                       ==========     ==========
Weighted average number of
common shares outstanding -
diluted                                 2,501,503      1,992,614
                                       ==========     ==========

                  See accompanying notes to the
           condensed consolidated financial statements








PART I - FINANCIAL INFORMATION                        FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Three Months Ended September 30,                2010           2009
                                        ____________    ___________
Cash flows from operating activities:
  Net income                                 $53,588        $73,832
  Adjustments to reconcile net income to
  cash flows from operating activities:
    Depreciation and amortization             67,636         56,557
    Deferred income taxes                          -         54,000
    Accounts receivable                      557,463       (301,310)
    Inventories                              203,147        205,179
    Other assets                             (11,229)       (34,577)
    Accounts payable                        (338,024)       (87,679)
    Losses on non-controlling
      trust investments                       22,145          5,265
    Deferred revenue                        (281,683)        17,583
    Accrued liabilities                      102,959       (127,372)
                                          ----------     ----------
Net cash Provided (used) in
  operating activities                       376,002       (138,522)
                                          ----------     ----------

Cash flows used in investing activities:
  Restricted cash                               (132)             -
  Purchases of non-controlling
    investments in trusts                    (52,078)       (39,428)
  Sales of non-controlling
    investments in trusts                     29,933         34,163
  Purchases of property and equipment        (37,112)             -
                                          ----------     ----------
Net cash used in investing activities        (59,389)        (5,265)
                                          ----------     ----------

Cash flows used in financing activities:
  Repayment on long-term debt                (60,758)       (57,658)
  Repayment on notes payable bank                  -         (9,242)
  Repayment on short-term debt               (20,040)             -
  Advances on short-term borrowing                 -         50,000
                                          ----------     ----------
Net cash used in financing activities        (80,798)       (16,900)
                                          ----------     ----------
Net increase (decrease) in cash:             235,815       (160,687)

Cash at beginning of period                  372,797        345,153
                                          ----------     ----------
Cash at end of period                       $608,612       $184,466
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Operating results for the three-month period ended September 30, 2010 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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


2.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Accounting Standards Codification
Topic 260 - Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures. The following table presents the computation of basic and diluted EPS.


Three Months Ended September 30,             2010            2009
--------------------------------------  ---------      ----------

Income from continuing operations         $58,588         $73,832

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,431,503       1,431,503

Additional common shares to be issued
assuming conversion of convertible
debentures                              1,070,000         561,111

Additional income from continuing
operations, assuming conversion
of convertible debentures at the
beginning of the period                   $12,038         $11,363

Shares used to compute dilutive effect
of convertible debentures               2,501,503       1,992,614

Basic earnings per common share
from continuing operations                  $.037           $.052

Diluted earnings per common share from      $.026           $.043
continuing operations


3.   COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods.


4.   OPERATING SEGMENTS AND RELATED DISCLOSURES

The Company's operations are classified into two principal industry segments: cemeteries and aviation ground supportequipment.

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.

The table below summarizes information about reported segments for the three months ended September 30, 2010 and 2009:


THREE MONTHS ENDED
SEPTEMBER 30, 2010:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $3,164,464    $839,903         $464

Depreciation/amortization         26,200      39,000          500

Gross Margin                     319,839     372,870          464

Selling Expenses                  62,166      92,795            -

General & Administrative
Expenses                          69,605     163,194       93,037

Interest Expense                 104,011         472       20,137

Interest Income                      163       1,668            -

Income (loss) before Taxes        84,220     118,078     (112,710)

Capital Expenditures              10,117      21,355        5,640

Segment assets at 9/30/10:
Inventory                      6,422,691     628,905            -
Property, Plant &
   Equipment                   1,360,839     795,490        9,040
Other Assets                     242,363   7,130,678      113,497


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


5.   FAIR VALUE MEASUREMENTS

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability between market participants at a measurement date.

General accepted accounting principles describes a fair value hierarchy that includes three levels or inputs to be used to measure fair value. The three levels are defined as follows as interpreted for use by the Company.

Level 1 - Inputs into fair value methodology are based on quoted market prices in active markets.

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

Information regarding assets (principally cash and investments) and liabilities measured at fair value on a recurring basis as of September 30, 2010 and June 30, 2010 are as follows:


                           Recurring Fair Value Measurements using
                           Level I      Level II   Level III   Total Fair Value
                           ----------------------------------------------------
September 30, 2010

Assets at fair value:

Cemetery perpetual care
and pre-need trust
investments                    $ -    $7,130,678         $ -         $7,130,678
                           ----------------------------------------------------

Liabilities at fair value:

Non-controlling interest
in pre-need trust
investments                    $ -    $1,983,375         $ -         $1,983,375
                           ----------------------------------------------------




                           Recurring Fair Value Measurements using
                           Level I      Level II   Level III   Total Fair Value
                           ----------------------------------------------------
June 30, 2010

Assets at fair value:

Cemetery perpetual care
and pre-need trust
investments                    $ -    $6,986,114         $ -         $6,986,114
                           ----------------------------------------------------

Liabilities at fair value:

Non-controlling interest
in pre-need trust
investments                    $ -    $2,023,358         $ -         $2,023,358
                           ----------------------------------------------------



6.   LONG-TERM DEBT

On July 1, 2010, the Company refinanced existing subordinated convertible debentures which had a maturity date of July 1, 2010 with new subordinated convertible debentures. The new debentures mature on July 1, 2012, bear interest at an annual rate of 9% payable quarterly and are convertible into the Company's common stock at any time at a rate of $.50 per share



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, short term notes from officers, cash flows from operations and the offering of its subordinated debentures. For the first three months of fiscal year 2011, the Company had an increase in cash of $235,815 compared to a $160,687 cash decrease for the same period in fiscal year 2010. As of September 30, 2010, the Company held cash and cash equivalents of $608,612.

During the three month period ended September 30, 2010, the Company recorded net income from operations of $53,588. The Company's net cash provided from operating activities was $376,002 in the first three months of fiscal year 2011 compared to net cash used in operating activities of $138,522 in the same period of fiscal year 2010. The increase in net cash provided from operating activities during this three month period was primarily due to the collection of accounts receivable. Cash flow used in investing activities was $59,389 during the first three months of fiscal year 2011 was primarily used for purchase of property and equipment for the cemeteries and purchases greater than sales in the non-controlling trusts. Net cash used for financing activities was $80,798 during the first three months of fiscal year 2011, and was primarily used to pay down debt and was comparable to prior fiscal year 2010, except there was no short term borrowing. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $3,069,567 at September 30, 2010, an increase of $450,398 since June 30, 2010. At September 30, 2010, current assets amounted to $9,856,708 and current liabilities were $6,787,141, resulting in a current ratio of 1.45 to 1.0, which was a slight improvement from 1.33 to 1.0 at June 30, 2010. Long-term debt was $3,887,615 and stockholders' equity was $1,520,181 at September 30, 2010. The Company's present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2011 were $37,112, compared with no capital expenditures during the same period in fiscal year 2010. The cemetery operations incurred expenditures for improvements to the Mausoleum ($16,000), gas pump and weed wacker for grounds ($2,805), computer software for server ($2,550), or $21,355 in total for cemetery operations. The aviation ground support operations purchased computer equipment of $8,081, building improvements of $1,010 and hand tools for the shop of $1,026, or $10,117 for aviation ground support company. Corporate spent $5,640 to purchase software for compliance with the regulations of the Sarbanes-Oxley act of 2002. The Company anticipates that it will spend approximately $100,000 on capital expenditures during the final three quarters of fiscal year 2011 for repairs to the Oakridge cemetery mausoleum and equipment for aviation ground support operations. The Company plans to finance these capital expenditures primarily through operating cash flows as sales continues to improve in the aviation segment.

The Company has two lines of credit facility. As of September 30, 2010, $1,331,443 of aggregate borrowing capacity of $1,750,000 was outstanding leaving available credit of $418,557.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operating needs.


INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2010, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2011.


RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2011 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2010

CEMETERY OPERATIONS

Cemetery revenue from operations decreased $15,957 to $821,548 for the first quarter of fiscal year 2011, or 2% over the prior year comparable period revenue of $837,505. The decrease was primarily due to the use of pre-need contracts.

The cemetery gross profit margin increased to 44% in the first quarter of fiscal year 2011, an increase of 4% compared to the corresponding period in fiscal year 2010. The increase was attributable to less seasonal ground employees and related payroll costs and fringe benefits.

Interest income from cemetery care funds decreased $4,746, or 21%, in the first quarter of fiscal year 2011 when compared to the corresponding period in fiscal year 2010. The decrease was due to decreased rates earned on funds.

Selling expenses as a percentage of sales increased to 11%, or an increase of 2.5% in comparison to the prior year comparable period. The increase is due to greater commissions of $19,335, because of greater sales in headstones and foundations.

General and administrative expenses increased $38,918, or 31%, in the first quarter of fiscal year 2011 in comparison to the prior year comparable period. The increase was primarily due to increases in professional fees of $19,446, and office salaries and related benefits of $21,305.

AVIATION GROUND SUPPORT EQUIPMENT OPERATIONS:

Revenue increased $189,564 to $3,164,464, or 6%, in the first quarter of fiscal year 2011 in comparison to the prior year comparable period. The increase was due to an increase in equipment sales of $165,259, which was due to greater sales in the hi-lift department and increases in parts sales of $24,305. The increase in hi-lift department was due to the GSA contract with the U.S. Government and increase in parts sales was due to the demand for parts in the United States due to no new equipment sales by the airlines.

Gross profit margin stayed consistent at 10% in the first quarter of fiscal year 2011, when compared to the corresponding period in fiscal year 2010.

Selling expenses for the aviation ground support equipment business as a percentage of sales increased to 2% of net revenues, or an increase of .5% in comparison to the prior year comparable period. The increase was primarily due to a increase in sales commissions paid to outside sales representatives.

General and administrative expenses in the first quarter of fiscal year 2011 decreased $17,266, or 20% in comparison to the first quarter of fiscal year 2010. The decrease was primarily due to the decrease in office salaries and related benefits of $11,470 and bad debts of $14,681.

Interest expense in the first quarter of fiscal year 2011 was $104,011, an increase of $10,214, or 11%, in comparison to the first quarter of fiscal year 2010. The increase was due to increased number of chassis financed for a longer period.

Interest income in the first quarter of fiscal year 2011 is immaterial.

OAKRIDGE HOLDINGS, INC.

General and administrative expenses in the first quarter of fiscal year 2011 decreased $29,887, or 24%, in comparison to the first quarter of fiscal year 2010. The decrease was due primarily due to lower professional fees of $32,515, due to lower accounting fees.

Interest expense in the first quarter of fiscal year 2011 was $20,137, or a decrease of $877, or 4%, in comparison to the first quarter of fiscal year 2010. The decrease was primarily due to lower bank debt balances outstanding.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010:

1.1 Form of 9.00% Convertible Subordinated Debenture due July 1, 2012 (1)

3(i) Amended and Restated Articles of Incorporation, as amended (2)

3(ii) Amended and Superseding By-Laws of the Company, as amended (2)

31        Rule 13a-14(a)/15d-14(a) Certifications

32        Section 1350 Certifications.


(1) Incorporated by reference to the like numbered Exhibit to the Company's Current Report on Form 8-K filed with the Commission on July 1, 2010.

(2) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.







                           SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Oakridge Holdings, Inc.

                                   /s/ Robert C. Harvey

                                   Robert C. Harvey
                                   Chief Executive Officer
                                   Principal Accounting Officer


Date:  November 14, 2010









                        INDEX TO EXHIBITS

DESCRIPTION                                  METHOD OF FILING

1.1  Form of 9.00% Convertible               (incorporated by
     Subordinated Debenture                       reference)
     due July 1, 2012

3(i) Amended and Restated Articles of        (incorporated by
     Incorporation of the Company                 reference)

3(ii)Amended and Superseding By-Laws         (incorporated by
     of the Company, as amended                   reference)

31   Rule 13a-14(a)/15d-14(a)           (filed electronically)
     Certifications

32   Section 1350 Certifications        (filed electronically)