Form 10-Q
period 2010-12-31
OAKRIDGE HOLDINGS INC
filed 2011-02-11
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. { }Yes {X}No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
{ }Yes { }No

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


            For the quarter ended December 31, 2010


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               December 31, 2010 (unaudited) and June 30, 2010 (audited)

          (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009 (unaudited) and six months ended December 31, 2010 and 2009 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2010 and 2009 (unaudited)

          (d)  Notes to Condensed Consolidated Financial Statements

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

ITEM 4.   Controls and Procedures


PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings

ITEM 1A.  Risk Factors

ITEM 2-3. Not Applicable

ITEM 4.   [Removed and Reserved]

ITEM 5.   Other Information

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET


                                 December 31,2010   June 30,2010
                                      (Unaudited)      (Audited)

ASSETS                          _________________   ____________
Current assets:
Cash & cash equivalents                  $386,925       $372,797
Restricted cash                            89,596         89,320
Receivables                             2,284,207      2,236,804
Inventories:
  Production                            6,463,821      6,647,308
  Cemetery, mausoleum space, markers
     and related                          618,043        607,435
Other current assets                       91,934        104,942
Deferred income taxes                     195,000        312,000
                                      -----------    -----------
Total current assets                   10,129,526     10,370,606
                                      -----------    -----------


Property, plant and equipment:
Property, plant and equipment,
   at cost                              6,630,972      6,506,136
Less accumulated depreciation           4,442,694      4,312,179
                                      -----------    -----------
Property, plant and equipment, net      2,188,278      2,193,957
                                      -----------    -----------

Other assets:
Preneed trust investments               1,977,140      2,023,358
Cemetery perpetual care trusts          5,230,050      4,962,756
Deferred income taxes                      78,000        78,000
Deferred financing costs                   57,427         61,299
Other                                      16,378         11,033
                                      -----------    -----------
Total other assets                      7,358,995      7,136,446
                                      -----------    -----------
Total assets                          $19,676,799    $19,701,009
                                      ===========    ===========

             See accompanying notes to the condensed
                consolidated financial statements








PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET



                                 December 31,2010   June 30,2010
                                      (Unaudited)      (Audited)
                                    _____________  _____________
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit - bank                 $1,531,443     $1,331,443
Trade accounts payable                  1,545,377      1,249,716
Due to finance company                    745,831      1,227,231
Accrued liabilities                       973,324        979,818
Deferred revenue                        1,578,885      1,886,908
Short-term notes payable - officers       300,000        300,000
Short-term notes payable - others          50,000         80,000
Current maturities of long-term debt      192,235        696,321
                                      -----------    -----------
Total current liabilities               6,917,095      7,751,437
                                      -----------    -----------

Long-term liabilities:
Long-term debt, net of current
  maturities                            3,908,588      3,496,865
Non-controlling interest in pre-need
  care trust investments                1,977,140      2,023,358
                                      -----------    -----------

Total long-term liabilities             5,885,728      5,520,223
                                      -----------    -----------

Total liabilities                      12,802,823     13,271,660
                                      -----------    -----------

Non-controlling interest in
  trust investments                     5,230,050      4,962,756
                                      -----------    -----------


Stockholders' Equity:
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (528,200)      (705,533)
                                      -----------    -----------
Total stockholders' equity              1,643,926      1,466,593
                                      -----------    -----------
Total liabilities & stockholder's
   equity                             $19,676,799    $19,701,009
                                      ===========    ===========



             See accompanying notes to the condensed
                consolidated financial statements









PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                             Three Months Ended December 31,   Six Months Ended December 31,
                                          2010          2009           2010            2009
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $734,528      $784,421     $1,556,076      $1,621,926
  Aviation                           3,802,964     2,911,604      6,967,428       5,886,504
  Interest-Care Funds                   13,582        28,644         31,937          51,745
  Other                                  1,320          (627)         1,784             (77)
                                    ----------    ----------     ----------      ----------
    Total revenue                    4,552,394     3,724,042      8,557,225       7,560,098
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of cemetery sales               498,251       453,815        965,284         968,413
  Cost of aviation sales             3,367,999     2,630,886      6,212,623       5,292,207
  Sales and marketing                   75,021       113,095        229,982         231,328
  General and administrative           289,561       237,033        615,397         571,104
                                    ----------    ----------     ----------      ----------
Total operating expenses             4,230,832     3,434,829      8,023,286       7,063,052
                                    ----------    ----------     ----------      ----------
Operating income                       321,562       289,213        533,939         497,046


Other income (expense)
Interest income                          2,155         3,289          3,986          20,546
Interest expense                      (118,972)     (110,028)      (243,592)       (225,286)
                                    ----------    ----------     ----------      ----------
Total other expense                   (116,817)     (106,739)      (239,606)       (204,740)


Income from continuing operations
  before income taxes                  204,745       182,474        294,333         292,306

Provision for income taxes              81,000        67,000        117,000         103,000
                                    ----------    ----------     ----------      ----------
Net income                            $123,745      $115,474       $177,333        $189,306
                                    ==========    ==========     ==========      ==========

Net income per common share - basic      $.086         $.081          $.124           $.132
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares outstanding -
basic                                1,431,503     1,431,503      1,431,503       1,431,503
                                    ==========    ==========     ==========      ==========
Net income per common
shares - diluted                         $.054         $.064          $.082           $.106
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares outstanding -
diluted                              2,527,217     1,992,614      2,514,290       1,992,614
                                    ==========    ==========     ==========      ==========

                  See accompanying notes to the
           condensed consolidated financial statements








PART I - FINANCIAL INFORMATION                        FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Six Months Ended December 31,                   2010           2009
                                        ____________    ___________
Cash flows from operating activities:
  Net income                                $177,333       $189,306
  Adjustments to reconcile net income to
  cash flows from operating activities:
    Depreciation and amortization            134,388        120,914
    Deferred income taxes                    117,000        103,000
    Accounts receivable                      (47,403)       197,618
    Inventories                              172,879     (1,074,881)
    Other assets                               7,663        (17,379)
    Accounts payable and due to
      finance company                       (185,739)       728,090
    Gains on non-controlling
      trust investments                      (49,790)       (37,476)
    Deferred revenue                        (308,023)      (177,216)
    Accrued liabilities                       (6,495)       145,305
                                          ----------     ----------
Net cash provided in operating activities     11,813        177,281
                                          ----------     ----------

Cash flows used in investing activities:
  Purchases of property and equipment       (124,836)        (2,850)
  Purchases of non-controlling
    investments in trusts                   (304,147)       (55,288)
  Sales of non-controlling
    investments in trusts                    353,937         92,764
  Restricted cash                               (276)       (78,476)
                                          ----------     ----------
Net cash used by investing activities        (75,322)       (43,850)
                                          ----------     ----------

Cash flows from (used in) financing
activities:
  Proceeds from issuance of debt              50,000              -
  Net borrowings (repayments) on lines
    of credit                                200,000         (9,242)
  Proceeds from short-term notes
    payable - officers                             -         50,000
  Payments on short-term debt                (30,000)             -
  Principal payments on long-term debt      (142,363)      (116,687)
                                          ----------     ----------
Net cash flows from (used in)
financing activities                          77,637        (75,929)
                                          ----------     ----------
Net change in cash:                           14,128         57,502


Cash:

Beginning of year                            372,797        345,153
                                          ----------     ----------
End of period                               $386,925       $402,655
                                          ==========     ==========

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                      $243,592       $225,286
                                          ==========     ==========



             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Operating results for the six-month period ended
December 31, 2010 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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



2.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Accounting Standards Codification Topic 260 - Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures.
The following table presents the computation of basic and diluted EPS for six and three months ended December 31, 2010:


Six Months Ended December 31,                2010            2009
--------------------------------------  ---------      ----------

Income from continuing operations        $177,333        $189,306

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,431,503       1,431,503

Additional common shares to be issued
assuming exercise of stock options,
and conversion of convertible
debentures                              1,082,787         561,111

Additional income from continuing
operations, assuming conversion
of convertible debentures at the
beginning of the period                    28,088          22,725

Shares used to compute dilutive effect
of stock options and convertible
debentures                              2,514,290       1,992,614

Basic earnings per common share
from continuing operations                  $.124           $.132

Diluted earnings per common share from
continuing operations                       $.082           $.106




Three Months Ended December 31,              2010            2009
--------------------------------------  ---------      ----------

Income from continuing operations        $123,745        $115,474

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,431,503       1,431,503

Additional common shares to be issued
assuming exercise of stock options,
and conversion of convertible
debentures                              1,095,714         561,111

Additional income from continuing
operations, assuming conversion
of convertible debentures at the
beginning of the period                    12,363          11,363

Shares used to compute dilutive effect
of stock options and convertible
debentures                              2,527,217       1,992,614

Basic earnings per common share
from continuing operations                  $.086           $.081

Diluted earnings per common share from
continuing operations                       $.054           $.064



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

The table below summarizes information about reported segments for the three months and six months ended December 31, 2010 and 2009:


SIX MONTHS ENDED
DECEMBER 31, 2010:
                              Aviation   Cemeteries    Corporate  Consolidation
                                Ground
                               Support
                             Equipment

Revenues                    $6,967,428   $1,588,013       $1,784     $8,557,225

Depreciation                    54,373       78,000        2,015        134,388

Gross Margin                   754,805      622,729        1,784      1,379,318

Selling Expenses                87,193      142,789            -        229,982

General & Administrative
Expenses                       135,471      281,093      198,833        615,397

Interest Expense               201,674          349       41,569        243,592

Interest Income                    211        3,775            -          3,986

Income (loss) before Taxes     330,678      202,273     (238,618)       294,333

Capital Expenditures            60,627       56,019        8,190        124,836

Segment assets at 12/31/10:
Inventory                    6,463,821      618,043            -      7,081,864
Property, Plant &
   Equipment                 1,387,049      791,154       10,075      2,188,278




SIX MONTHS ENDED
DECEMBER 31, 2009:
                              Aviation   Cemeteries    Corporate  Consolidation
                                Ground
                               Support
                             Equipment

Revenues                    $5,886,504   $1,673,671         $(77)    $7,560,098
Depreciation                    44,672       76,000          242        120,914

Gross Margin                   594,297      705,258          (77)     1,299,478

Selling Expenses                92,114      139,214            -        231,328

General & Administrative
Expenses                       133,293      308,254      129,557        571,104

Interest Expense               181,167        1,595       42,524        225,286

Interest Income                      2       20,544            -         20,546

Income (loss) before Taxes     187,725      276,739     (172,158)       292,306

Capital Expenditures                 -        2,850            -          2,850

Segment assets:
Inventory                    7,391,681      628,963            -      8,020,644
Property, Plant &
   Equipment                 1,294,617      839,993          243      2,134,853




THREE MONTHS ENDED
DECEMBER 31, 2010:
                              Aviation   Cemeteries    Corporate  Consolidation
                                Ground
                               Support
                             Equipment

Revenues                    $3,802,964     $748,110       $1,320     $4,552,394

Depreciation and amortization   28,173       39,000        1,515         68,688

Gross Margin                   434,965      249,859        1,320        686,144

Selling Expenses                25,027       49,994            -         75,021

General & Administrative
Expenses                        65,866      117,899      105,796        289,561

Interest Expense                99,494       (1,954)      21,432        118,972

Interest Income                     48        2,107            -          2,155

Income (loss) before Taxes     244,626       86,027     (125,908)       204,745

Capital Expenditures            50,510       34,664        2,550         87,724




THREE MONTHS ENDED
DECEMBER 31, 2009:
                              Aviation   Cemeteries    Corporate  Consolidation
                                Ground
                               Support
                             Equipment

Revenues                    $2,911,604     $813,065        $(627)    $3,724,042

Depreciation                    24,100       38,000          121         62,221

Gross Margin                   280,718      359,250         (627)       639,341

Selling Expenses                46,777       66,318            -        113,095

General & Administrative
Expenses                        46,422      183,978        6,633        237,033

Interest Expense                87,370        1,148       21,510        110,028

Interest Income                      2        3,287            -          3,289

Income (loss) before Taxes     111,094      100,150      (28,770)       182,474

Capital Expenditures                 -        2,850            -          2,850



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

Information regarding assets (principally cash and investments) and liabilities measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2010 are as follows:


                           Recurring Fair Value Measurements using
                           Level I      Level II   Level III   Total Fair Value
                           ----------------------------------------------------
December 31, 2010

Assets at fair value:

Cemetery perpetual care
and pre-need trust
investments                    $ -    $7,207,190         $ -         $7,207,190
                           ----------------------------------------------------
Total assets at
fair value                     $ -    $7,207,190         $ -         $7,207,190
                           ====================================================

Liabilities at fair value:

Non-controlling interest
in pre-need trust
investments                    $ -    $1,977,140         $ -         $1,977,140
                           ====================================================




                           Recurring Fair Value Measurements using
                           Level I      Level II   Level III   Total Fair Value
                           ----------------------------------------------------
June 30, 2010

Assets at fair value:

Cemetery perpetual care
and pre-need trust
investments                    $ -    $6,986,114         $ -         $6,986,114
                           ----------------------------------------------------
Total assets at
fair value                     $ -    $6,986,114         $ -         $6,986,114
                           ====================================================


Liabilities at fair value:

Non-controlling interest
in pre-need trust
investments                    $ -    $2,023,358         $ -         $2,023,358
                           ====================================================



6.   LONG-TERM DEBT

On July 1, 2010, the Company refinanced existing subordinated convertible debentures which had a maturity date of July 1, 2010 with new subordinated convertible debentures. The new debentures mature on July 1, 2012, bear interest at an annual rate of 9% payable quarterly and are convertible into the Company's common stock at any time at a rate of $.50 per share.


7.   SUBSEQUENT EVENTS

On February 7, 2011, the Company issued to its CEO/President $75,000 of unsecured convertible subordinated debentures bearing interest at 9% due quarterly, convertible into one common share for each $.50 of principal, maturing on July 1, 2012.



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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, short term notes from officers, cash flow from operations and the offering of its subordinated debentures. For the first six months of fiscal year 2011, the Company had an increase in cash of $14,128 compared to a cash increase in the same period in fiscal year 2010 of $57,502. As of December 31, 2010, the Company had no cash equivalents.

During the six month period ended December 31, 2010, the Company recorded net income after taxes of $177,333. The Company's net cash provided from operating activities was $11,813 in the first six months of fiscal year 2011 compared to net cash provided from operating activities of $177,281 in the same period in fiscal year 2010. The decrease provided from operating activities was primarily due to reduction in accounts payable and deferred revenue. During the first six months of fiscal 2011, cash used by investing activities was $75,322 primarily due to purchase of equipment and net cash from by financing activities was $77,637 primarily due to increased debt to banks. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $3,212,431 at December 31, 2010, an increase of $593,261 from June 30, 2010. The increase in working capital was primarily due to the Company's debentures being refinanced and becoming long term and due July 1, 2012. As of December 31, 2010, the Company's current assets amounted to $10,129,526 and current liabilities were $6,917,095, resulting in a current ratio of 1.46 to 1 at December 31, 2010. Long-term debt was $3,908,588 and equity was $1,643,926 at December 31, 2010.

Capital expenditures for the first six months of fiscal year 2011 were $124,836 compared with $2,850 for the same period in fiscal year 2010. The increase in investments was the result of the Company's increase in cash flow and sales allowing it to make previously deferred investments. The Company anticipates that it will spend approximately $20,000 on capital expenditures during the final two quarters of fiscal year 2011 for technical manuals for aviation ground support operations and $10,000 for repairs on the mausoleums. The Company plans to finance these capital expenditures primarily through cash flows provided by operations.

The Company has three lines of credit facilities. As of December 31, 2010, $1,531,443 of aggregate borrowing capacity of $1,850,000 was outstanding leaving available credit of $318,557.

As indicated above, the Company believes that its financial position, remaining debt capacity and ability to issue subordinated debentures should enable it to meet its current and future capital requirements.


INFLATION

Because of the relatively low levels of inflation experienced during the first half of this fiscal year, and as of December 31, 2010, inflation did not have a significant effect on the Company's results in the first six months of fiscal year 2011.



RESULTS OF OPERATIONS
FIRST SIX MONTHS OF FISCAL YEAR 2011 COMPARED
WITH FIRST SIX MONTHS OF FISCAL YEAR 2010

CEMETERY OPERATIONS

Revenue for the six months ended December 31, 2010 was $1,588,013, a decrease of $85,658, or 5%, when compared to the six months ended December 31, 2009. The decrease was primarily due to a decrease in sales of cemetery plots of $29,606, interment fees of $46,500, and mausoleum space of $51,745, whereby markers increased $95,123 and grave boxes increased $28,396 in comparison to the prior year's period. Management believes revenue will continue to decrease because of the economy and discretionary spending.

Cost of sales for the six months ended December 31, 2010 was $965,284, a decrease of $3,129, or 1%, compared to the six months ended December 31, 2009. The limited decrease was primarily due to the fixed costs associated with direct labor. All other costs remained constant with the prior year's period. It is management's opinion that costs will continue to increase in the future due to a new law passed in Illinois to oversee cemeteries.

The resulting cemetery gross profit margin was 39% for the first six months of fiscal year 2011 versus 42% for the corresponding period in fiscal year 2010, representing a 3% decrease. The decrease was caused by a decrease in sales volume, whereas most of the cost of goods sold is fixed except for the markers and grave liners. Customers are selecting sales packages which sell for less instead of higher price sections in the cemetery.

Selling expenses for the six months ended December 31, 2010 were $142,789, an increase of $3,575, or 3%, when compared to the six months ended
December 31, 2009. The increase was due to increased costs of health insurance and hiring of one full time salesman.

General and administrative expenses for the six months ended December 31, 2010, were $281,093, a decrease of $27,161, or 9%, when compared to the six months ended December 31, 2009. The decrease was primarily due to a decrease in professional fees of $34,305. All other costs remained constant with the prior year's period.


CORPORATE

Revenue for the six months ended December 31, 2010 was immaterial and the changes related to the increase in stock investment and cash surrender value.

General and administrative expenses for the six months ended December 31, 2010 were $198,833, an increase of $69,726, or 53%, when compared to the six months ended December 31, 2009. The increase was primarily due to increase in professional fees for accountants and attorneys due to changes in increased federal, and state government regulations and new laws.

Interest expense for the six months ended December 31, 2010 was $41,569, a decrease of $955, or 2%, when compared to the six months ended
December 31, 2009. The decrease is due to reduction of notes payable of $30,000.


AVIATION GROUND SUPPORT EQUIPMENT OPERATIONS:

Revenue for the six months ended December 31, 2010 was $6,967,428, an increase of $1,080,924, or 18%, when compared to the six months ended December 31, 2009. The increase was primarily due to increased new government contracts and General Services Administration contract in which Stinar is the subcontractor.

Cost of sales as a percentage of sales for the six months ended
December 31, 2010 was 89%, or a decrease of 1%, when compared to the six months ended December 31, 2009. The decrease in costs of sales as percentage of sales was primarily due to efficiencies from building the same equipment for the past six months to allow for efficiencies in direct labor, and increase in sales prices.

The resulting gross profit margin was 11% for the first six months of fiscal year 2011 versus 10% for the corresponding period in fiscal year 2010, representing a $160,508 increase. This increase was primarily due to the Company being more efficient.

Selling expenses for the six months ended December 31, 2010 were $87,193, a decrease of $4,921, or 5%, when compared to the six months ended
December 31, 2009. The decrease was primarily due not attending the aviation ground support European trade show.

General and administrative expenses for the six months ended December 31, 2010, were $135,471, an increase of $2,178, or 2%, when compared to six months ended December 31, 2009. The increase was primarily due to allocation of the President/CEO's salary.

Other expenses, which consist of interest expense and interest income, for the six months ended December 31, 2010, were a combined expense of $201,463, an increase of $20,298, or 11%, when compared to the six months ended
December 31, 2009.  The increase was due to greater amount of debt.


RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2010
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2009

CEMETERY OPERATIONS:

Revenue for the three months ended December 31, 2010 was $748,110, a decrease of $64,955, or 8%, when compared to the three months ended December 31, 2009. The decrease was primarily due to a decrease in all revenue accounts, specifically, cemetery space ($27,683), overtime ($12,625), vault sealing fees ($6,700), and mausoleum space ($20,400). The Company's management believes the decrease in revenue is due to the weak economy and customers selecting cemetery packages at a lower sales price than in the past.

Cost of sales for the three months ended December 31, 2010 was $498,251, an increase of $44,436, or 10%, when compared to the three months ended December 31, 2009. The increase was primarily due to increased salaries and dirt hauling fees.

The resulting cemetery gross profit margin was 33% for the three months ended December 31, 2009 versus 44% for the corresponding period in the prior fiscal year, representing an 11% decrease. The decrease was due to a lower volume of sales whereas most costs are fixed except for the grave liners, markers and foundations.

Selling expenses for the three months ended December 31, 2010 were $49,994, a decrease of $16,324, or 25%, when compared to the three-month period ended December 31, 2009. The decrease was primarily due to lower sales commissions and related payroll taxes.

General and administrative expenses for the three months ended
December 31, 2010 were $117,899, a decrease of $66,079, or 36%, when compared to the three months ended December 31, 2009. The decrease was primarily due to the timing of professional fees expensed in first quarter instead of the second quarter with all other expenses remaining constant in comparison to the prior year's period.


CORPORATE:

Revenue for the three months ended December 31, 2010 was immaterial.

General and administrative expenses for the three months ended
December 31, 2010 were $105,796, an increase of $99,163 when compared to the three months ended December 31, 2009. The increase was primarily due to increased professional fees from attorneys and accountants due to new regulations and laws from federal and state governments and timing of the work itself.

Interest expense for the three months ended December 31, 2010 was $21,432, a decrease of $78 or 1%, when compared to the three months ended
December 31, 2009. The decrease is immaterial.


AVIATION GROUND SUPPORT OPERATIONS:

Revenues for the three months ended December 31, 2010 were $3,802,964, an increase of $891,360, or 31%, when compared to the three months ended December 31, 2009. The increase in revenue was primarily due to increased government sales.

Cost of sales for the three months ended December 31, 2010, were $3,367,999, an increase of $737,113, or 28%, when compared to the three months ended December 31, 2009. The increase was primarily related to the increase in sales and related costs associated with manufacturing the equipment.

The resulting gross profit margin was 11% for the three months ended December 31, 2010, compared to gross profit margin of 10% for the corresponding period in fiscal year 2009. The increase of 1% is due to the volume of sales and new contracts associated with the period, plus new supervisors in the plant improving our effeciencies.

Selling expenses for the three months ended December 31, 2010 were $25,027, a decrease of $21,750, or 46%, when compared to the three months ended
December 31, 2009.  The decrease is due to no inside sales commissions.

General and administrative expenses for the three months ended
December 31, 2010 were $65,866, an increase of $19,444, or 42%, when compared to the three months ended December 31, 2009. The difference is primarily higher bank charges, consulting fees, and one more full time office employee.

Interest expense for the three months ended December 31, 2010 was $99,494, an increase of $12,124, or 14%, when compared to the three months ended
December 31, 2009.  The increase is primarily due to higher interest rates being charged on debt.


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


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
          PROCEEDS

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   [Removed and Reserved]


ITEM 5.   OTHER INFORMATION

The owners of 794,850 shares of common stock, or 55% of shares outstanding, were represented at the annual meeting of shareholders on December 17, 2010 at Faegre & Benson LLP, 2200 Wells Fargo Center, 90 South Seventh Street, Minneapolis, Minnesota.

Elected as directors of the Company, each receiving the number of votes for, votes against and abstentions and broker non-votes indicated below, was:

                     BROKER NON-VOTES/
FOR       WITHHELD   ABSTENTIONS        NAME
671,727   1,855      356,042            Robert C. Harvey
671,742   1,840      356,042            Robert B. Gregor
665,742   7,740      356,042            Hugh McDaniel
665,842   7,740      356,042            Pamela Whitney
671,342   2,240      356,042            Robert Lindman

In addition, the shareholders ratified the appointment of Moquist Throvilson Kaufmann Kennedy & Pieper LLC as the independent auditors of the Company for fiscal year 2011. The vote was 1,012,764 in favor; 1,520 against; and 340 abstaining.


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

1.1 Form of 9.00% Convertible Subordinated Debenture due July 1, 2012 (1)

3(i) Amended and Restated Articles of Incorporation, as amended (2)

3(ii) Amended and Superseding By-Laws of the Company, as amended (2)

31        Rule 13a-14(a)/15d-14(a) Certifications

32        Section 1350 Certifications.


(1) Incorporated by reference to the like numbered Exhibit to the Company's Current Report on Form 8-K filed with the Commission on November 22, 2010.

(2) Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.







                           SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Oakridge Holdings, Inc.

                                   /s/ Robert C. Harvey

                                   Robert C. Harvey
                                   Chief Executive Officer
                                   Principal Accounting Officer
                                   and Chief Financial Officer

Date:  February 11, 2011









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