Form 10-Q
period 2011-03-31
OAKRIDGE HOLDINGS INC
filed 2011-05-16
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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


            For the quarter ended March 31, 2011


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               March 31, 2011 (unaudited) and June 30, 2010

          (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited) and nine months ended March 31, 2011 and 2010 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2011 and 2010 (unaudited)

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

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET


                                    March 31,2011   June 30,2010
                                      (Unaudited)      (Audited)

ASSETS                          _________________   ____________
Current assets:
Cash & cash equivalents                  $493,050       $372,797
Restricted cash                            89,737         89,320
Receivables, net                        2,878,367      2,236,804
Inventories:
  Production, net                       7,359,023      6,647,308
  Cemetery, mausoleum space and markers   628,360        607,435
Other current assets                       76,439        104,942
Deferred income taxes                     252,000        312,000
                                      -----------    -----------
Total current assets                   11,776,976     10,370,606
                                      -----------    -----------


Property, plant and equipment:
Property, plant and equipment,
  at cost                               6,665,940      6,506,136
Less accumulated depreciation           4,507,509      4,312,179
                                      -----------    -----------
Property, plant and equipment, net      2,158,431      2,193,957
                                      -----------    -----------

Other assets:
Preneed trust investments               2,054,909      2,023,358
Cemetery perpetual care trusts          5,166,404      4,962,756
Deferred income taxes                      78,000         78,000
Deferred financing costs, net              55,491         61,299
Other                                      13,792         11,033
                                      -----------    -----------
Total other assets                      7,368,596      7,136,446
                                      -----------    -----------
Total assets                          $21,304,003    $19,701,009
                                      ===========    ===========

             See accompanying notes to the condensed
                consolidated financial statements








PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET



                                    March 31,2011   June 30,2010
                                      (Unaudited)      (Audited)
                                    _____________  _____________
LIABILITIES
Current liabilities:
Lines of credit - bank                 $1,531,443     $1,331,443
Accounts payable                        1,773,491      1,249,716
Due to finance company                  1,915,633      1,227,231
Accrued liabilities                       975,904        979,818
Deferred revenue                        1,663,745      1,886,908
Short-term notes payable - officers       300,000        300,000
Short-term notes payable - others          30,000         80,000
Current maturities of long-term debt      175,625        696,321
                                      -----------    -----------
Total current liabilities               8,365,841      7,751,437
                                      -----------    -----------

Long-term debt:
Long-term debt, net of current
  maturities                            3,938,484      3,496,865
Non-controlling interest in pre-need
  care trust investments                2,054,909      2,023,358
                                      -----------    -----------

Total long-term liabilities             5,993,393      5,520,223
                                      -----------    -----------

Total liabilities                      14,359,234     13,271,660
                                      -----------    -----------

Non-controlling interest in
  trust investments                     5,166,404      4,962,756
                                      -----------    -----------


Stockholders' Equity:
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (393,761)      (705,533)
                                      -----------    -----------
Total stockholders' equity              1,778,365      1,466,593
                                      -----------    -----------
Total liabilities & stockholder's
   equity                             $21,304,003    $19,701,009
                                      ===========    ===========



             See accompanying notes to the condensed
                consolidated financial statements









PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

                                Three Months Ended March 31,    Nine Months Ended March 31,
                                          2011          2010           2011            2010
                                    __________    __________     __________      __________
Revenue, net:
  Cemetery                            $874,952      $802,312     $2,431,028      $2,424,238
  Aviation                           3,492,900     2,716,039     10,460,328       8,602,543
  Interest-Care Funds                   19,907        14,903         51,844          66,648
  Other                                    (85)          967          1,699             890
                                    ----------    ----------     ----------      ----------
    Total revenue                    4,387,674     3,534,221     12,944,899      11,094,319
                                    ----------    ----------     ----------      ----------
Operating expenses:
  Cost of cemetery sales               504,094       450,697      1,469,378       1,419,110
  Cost of aviation sales             3,216,145     2,542,727      9,428,768       7,834,934
  Sales and marketing                   87,199        81,238        317,181         312,566
  General and administrative           261,271       290,481        876,668         861,584
                                    ----------    ----------     ----------      ----------
Total operating expenses             4,068,709     3,365,143     12,091,995      10,428,194
                                    ----------    ----------     ----------      ----------

Income from operations                 318,965       169,078        852,904         666,125
                                    ----------    ----------     ----------      ----------

Other income (expense)
Interest income                          5,914         1,282          9,900          21,828
Interest expense                      (107,440)     (102,386)      (351,032)       (327,673)
                                    ----------    ----------     ----------      ----------
Total other expense                   (101,526)     (101,104)      (341,132)       (305,845)


Income before income taxes             217,439        67,974        511,772         360,280

Income taxes provision                  85,000        41,000        200,000         144,000
                                    ----------    ----------     ----------      ----------
Net income                            $132,439       $26,974       $311,772        $216,280
                                    ==========    ==========     ==========      ==========

Net income per common share - basic      $.093         $.019          $.218           $.151
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares - basic                1,431,503     1,431,503      1,431,503       1,431,503
                                    ==========    ==========     ==========      ==========
Net income per common
shares - diluted                         $.055         $.019          $.140           $.126
                                    ==========    ==========     ==========      ==========
Weighted average number of
common shares outstanding -
diluted                              2,649,143     1,992,614      2,530,074       1,992,614
                                    ==========    ==========     ==========      ==========

                  See accompanying notes to the
           condensed consolidated financial statements








PART I - FINANCIAL INFORMATION                        FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Nine Months Ended March 31,                     2011           2010
                                        ____________    ___________
Cash flows from operating activities:
  Net income                                $311,772       $216,280
  Adjustments to reconcile net income to
  cash flows from operating activities:
    Depreciation and amortization            201,138        185,272
    Deferred income taxes                     60,000        144,000
    Accounts receivable                     (641,563)      (390,432)
    Inventories                             (732,640)      (217,340)
    Other assets                              25,744        (13,216)
    Accounts payable and due to
      finance company                      1,212,177         18,711
    Loss (gains) on non-controlling
      trust investments                        7,802         (4,209)
    Deferred revenue                        (223,163)       327,225
    Accrued liabilities                       (3,914)        (9,544)
                                          ----------     ----------
Net cash provided in operating activities    217,353        256,747
                                          ----------     ----------

Cash flows used in investing activities:
  Purchases of property and equipment       (159,804)      (366,183)
  Sales of non-controlling
    investments in trusts                  6,752,906        123,119
  Restricted cash                               (417)       (78,476)
  Purchases of non-controlling
    investments in trusts                 (6,760,708)      (118,910)
                                          ----------     ----------
Net cash flows used in investing
  activities                                (168,023)      (440,450)
                                          ----------     ----------

Cash flows from financing activities:
  Net borrowings on lines of credit          200,000        340,758
  Proceeds from short-term notes
    payable - officer                              -         50,000
  Payments on short-term notes
    payable - others                         (50,000)             -
  Proceeds from issuance of
    long-term debt                           105,000              -
  Principal payments on long-term debt      (184,077)      (177,089)
                                          ----------     ----------
Net cash flows from financing activities      70,923        213,669
                                          ----------     ----------
Net change in cash and cash equivalents:     120,253         29,966

Cash and cash equivalents:

Beginning of year                            372,797        345,153
                                          ----------     ----------
End of period                               $493,050       $375,119
                                          ==========     ==========




             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010. Operating results for the nine-month period ended
March 31, 2011 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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



2.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Accounting Standards Codification Topic 260 - Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures.
The following table presents the computation of basic and diluted EPS for the three and nine months ended March 31, 2011:


Three Months Ended March 31,                2011            2010
--------------------------------------  ---------      ----------

Income from continuing operations        $132,439         $26,974

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,431,503       1,431,503

Additional common shares to be issued
assuming exercise of stock options,
and conversion of convertible
debentures                              1,217,640         561,111

Additional income from continuing
operations, assuming conversion
of convertible debentures at the
beginning of the period                   $14,400         $11,363

Shares used to compute dilutive effect
of stock options and convertible
debentures                              2,649,143       1,992,614

Basic earnings per common share
from continuing operations                  $.093           $.019

Diluted earnings per common share from
continuing operations                       $.055           $.019




Nine Months Ended March 31,                  2011            2010
--------------------------------------  ---------      ----------

Income from continuing operations        $311,772        $216,280

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,431,503       1,431,503

Additional common shares to be issued
assuming exercise of stock options,
and conversion of convertible
debentures                              1,098,571         561,111

Additional income from continuing
operations, assuming conversion
of convertible debentures at the
beginning of the period                   $43,200         $34,088

Shares used to compute dilutive effect
of stock options and convertible
debentures                              2,530,074       1,992,614

Basic earnings per common share
from continuing operations                  $.218           $.151

Diluted earnings per common share from
continuing operations                       $.140           $.126



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

The table below summarizes information about reported segments for the three months and nine months ended March 31, 2011 and 2010:


NINE MONTHS ENDED
MARCH 31, 2011:
                              Aviation   Cemeteries    Corporate  Consolidation
                                Ground
                               Support
                             Equipment

Revenues                   $10,460,328   $2,482,872       $1,699    $12,944,899

Depreciation and amortization   80,608      117,000        3,530        201,138

Gross Margin                 1,031,560   1,0136,494        1,699      2,046,753

Selling Expenses               113,055      204,126            -        317,181

General & Administrative
Expenses                       194,382      433,889      248,397        876,668

Interest Expense               289,207          793       61,032        351,032

Interest Income                    352        9,548            -          9,900

Income (loss) before Taxes     435,268      384,234     (307,730)       511,772

Capital Expenditures            91,395       60,176        8,233        159,804

Segment assets:
Inventory                    7,359,023      628,360            -      7,987,383
Property, Plant &
   Equipment, net            1,393,517      756,312        8,602      2,158,431




NINE MONTHS ENDED
MARCH 31, 2010:
                              Aviation   Cemeteries    Corporate  Consolidation
                                Ground
                               Support
                             Equipment

Revenues                    $8,602,543   $2,490,886         $890    $11,094,319

Depreciation and amortization   70,909      114,000          363        185,272

Gross Margin                   767,609    1,071,776          890      1,840,275

Selling Expenses               116,380      196,186            -        312,566

General & Administrative
Expenses                       189,960      461,219      210,405        861,584

Interest Expense               264,090        1,146       62,437        327,673

Interest Income                      2       21,826            -         21,828

Income (loss) before Taxes     197,181      435,051     (271,952)       360,280

Capital Expenditures           347,775       18,408            -        366,183

Segment assets:
Inventory                    6,526,383      636,720            -      7,163,103
Property, Plant &
   Equipment, net            1,618,091      817,551          121      2,435,763




THREE MONTHS ENDED
MARCH 31, 2011:
                              Aviation   Cemeteries    Corporate  Consolidation
                                Ground
                               Support
                             Equipment

Revenues                    $3,492,900     $894,859         $(85)    $4,387,674

Depreciation and amortization   26,235       39,000        1,515         66,750

Gross Margin                   276,755      390,765          (85)       667,435

Selling Expenses                25,862       61,337            -         87,199

General & Administrative
Expenses                        58,911      152,796       49,564        261,271

Interest Expense                87,533          444       19,463        107,440

Interest Income                    141        5,773            -          5,914

Income (loss) before Taxes     104,590      181,961      (69,112)       217,439

Capital Expenditures            30,768        4,158           43         34,969



THREE MONTHS ENDED
MARCH 31, 2010:
                              Aviation   Cemeteries    Corporate  Consolidation
                                Ground
                               Support
                             Equipment

Revenues                    $2,716,039     $817,215         $967     $3,534,221

Depreciation and amortization   26,237       38,000          121         64,358

Gross Margin                   173,312      366,518          967        540,797

Selling Expenses                24,266       56,972            -         81,238

General & Administrative
Expenses                        56,667      152,966       80,848        290,481

Interest Expense                82,921         (449)      19,914        102,386

Interest Income                      -        1,282            -          1,282

Income (loss) before Taxes       9,458      158,311      (99,795)        67,974

Capital Expenditures           347,775       15,558            -        363,333



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

Information regarding assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010 are as follows:


                           Recurring Fair Value Measurements using
                           Level I      Level II   Level III   Total Fair Value
                           ----------------------------------------------------
March 31, 2011

Assets at fair value:

Cemetery perpetual care
and pre-need trust
investments                    $ -    $7,221,313         $ -         $7,221,313
                           ====================================================

Liabilities at fair value:

Non-controlling interest
in pre-need trust
investments                    $ -    $2,054,909         $ -         $2,054,909
                           ====================================================




                           Recurring Fair Value Measurements using
                           Level I      Level II   Level III   Total Fair Value
                           ----------------------------------------------------
June 30, 2010

Assets at fair value:

Cemetery perpetual care
and pre-need trust
investments                    $ -    $6,986,114         $ -         $6,986,114
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

As of March 31, 2011, there was $640,000 of the aforementioned 9% subordinated convertible debentures outstanding.


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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, officers' notes payable, cash flow from operations and the offering of its subordinated debentures. For the first nine months of fiscal year 2011, the Company had an increase in cash of $120,253 compared to a cash increase in the same period in fiscal year 2010 of $29,966. As of March 31, 2011, the Company had no cash equivalents.

During the nine-month period ended March 31, 2011, the Company recorded a net gain after tax of $311,772. The Company's net cash from operating activities was $217,353 in the first nine months of fiscal year 2011 compared to net cash from operating activities of $256,747 in the same period in fiscal year 2010. The decrease in net cash from operating activities was primarily due to increase in accounts receivable and inventory. During the first nine months of fiscal 2011, cash used by investing activities was $168,023 primarily due to capital expenditures relating to aviation segment, technical data manuals for new equipment being sold, cemetery segment computer software and hardware and a pump for the heating system in the mausoleum. Net cash provided by financing activities was $70,923 primarily due to borrowings on the line of credit with the bank and proceeds from the issuance of debentures. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $3,411,135 at March 31, 2011, an increase of $791,966 from June 30, 2010. The increase in working capital was primarily due to an increase in accounts receivable and inventories. Current assets amounted to $11,776,976 and current liabilities were $8,365,841, resulting in a current ratio of 1.41 to 1 at March 31, 2011. Long-term debt was $3,938,484 and equity was $1,778,365 at March 31, 2011.

Capital expenditures for the first nine months of fiscal year 2011 were $159,804 compared with $366,183 for the same period in fiscal year 2010. These investments reflect the Company's continuing program to achieve business growth, improve its properties, and improve productivity. The cemetery operations' primary expenditure was for software and hardware for the computer system because of a hard-drive crash. The aviation ground support operations' primary expenditure was for technical data manuals for new equipment being sold. The Company anticipates that it will spend approximately $50,000 on capital expenditures during the final quarter of fiscal year 2011 for technical data manuals for new aviation ground support equipment to be sold and repairs to the front entrance of the cemetery office. The Company plans to finance these capital expenditures primarily through cash flows provided by operations.

The Company has three lines of credit facilities. As of March 31, 2011, $1,531,443 of aggregate borrowing capacity of $1,850,000 was outstanding leaving available credit of $318,557.

The Company believes that its financial position, remaining debt capacity and ability to issue subordinated debentures should enable it to meet its current and future capital requirements.


INFLATION

Because of the relatively low levels of inflation experienced the first nine months of this fiscal year, and as of March 31,2011, inflation did not have a significant effect on the Company's results in the first nine months of the year.



RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL YEAR 2011
COMPARED WITH FIRST NINE MONTHS OF FISCAL YEAR 2010

CEMETERY OPERATIONS

Revenue for the nine months ended March 31, 2011 was $2,482,872, a decrease of $8,014, or .3%, when compared to the nine months ended March 31, 2010. The decrease was primarily due to a decrease in marker and foundations revenue. Most all other revenue accounts increased or remained stable.

Cost of sales for the nine months ended March 31, 2011 was $1,469,378, an increase of $50,268, or 4%, compared to the nine months ended March 31, 2010. During the nine months ended March 31, 2011, the primarily increase was in health insurance of $21,905 and grave liners of $38,366 which was due to the increase in interment fees and sales of related grave liners.

The resulting cemetery gross profit margin was 40.8% for the first nine months of fiscal year 2011 versus 43.0% for the corresponding period in fiscal year 2010, representing a 2.2% decrease as a percent of sales. The decrease was caused by a decrease in markers and foundation sales, which have higher gross profit margins.

Selling expenses for the nine months ended March 31, 2011 were $204,126, an increase of $7,940, or 4%, when compared to the nine months ended
March 31, 2010.  The increase was due to higher commissions on pre-need sales.

General and administrative expenses for the nine months ended March 31, 2011, were $433,889, a decrease of $27,330, or 6%, compared to the nine months ended March 31, 2010. The decrease was primarily due to decreases in professional fees of $35,389 and management salaries of $25,977, whereas health insurance increased $11,929, temporary labor increased $17,960 to adhere to the new cemetery laws and computer consulting increased $6,942.


HOLDING OPERATIONS

Revenue for the nine months ended March 31, 2011 was immaterial.

General and administrative expenses for the nine months ended March 31, 2011 was $248,397, an increase of $37,992, or 18%, when compared to the nine months ended March 31, 2010. The increase was primarily due to an increase in legal fees of $18,735, transfer agent expense of $6,904, and officers salary and vacation expense of $10,730.

Interest expense for the nine months ended March 31, 2011 was $61,032, a decrease of $1,405, or 2%, when compared to the nine months ended
March 31, 2010. The decrease is due to paying down the Company's short-term note.


AVIATION GROUND SUPPORT EQUIPMENT OPERATIONS:

Revenue for the nine months ended March 31, 2011 was $10,460,328, an increase of $1,857,785, or 22%, when compared to the nine months ended March 31, 2010. The increase was primarily due to increased governmental sales.

Cost of sales as a percentage of sales for the nine months ended
March 31, 2011 was 90%, a decrease of 1%, when compared to the nine months ended March 31, 2010. The decrease was primarily due to less purchasing of chassis for production, which have a higher cost to sales ratio.

The resulting gross profit margin was 10% for the first nine months of fiscal year 2011 versus 9% for the corresponding period in fiscal year 2010, representing a $263,951 increase.

Selling expenses for the nine months ended March 31, 2011 were $113,055, a decrease of $3,325, or 3%, when compared to the nine months ended
March 31, 2010. The decrease was primarily due to a decrease in outside sales commissions to international agents.

General and administrative expenses for the nine months ended March 31, 2011 were $194,382, a increase of $4,422, or 2%, when compared to nine months ended March 31, 2010. The increase was primarily due to increased bank charges.

Other expenses, which consist of interest expense and interest income, for the nine months ended March 31, 2011, were a combined expense of $288,855, an increase of $24,767, or 9%, when compared to the nine months ended
March 31, 2010. The increase was primarily due to greater debt to finance inventory and work in process.



RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2011
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2010

CEMETERY OPERATIONS:

Revenue for the three months ended March 31, 2011 was $894,859, an increase of $77,644, or 10%, when compared to the three months ended March 31, 2010. The increase was primarily due to an increase in two revenue accounts, specifically, grave liners ($91,021) and interment fees ($130,210), with all other discretionary accounts decreasing.

Cost of sales for the three months ended March 31, 2011 was $504,094, an increase of $53,397, or 12%, when compared to the three months ended
March 31, 2010. The increase was primarily due to increased sales, where the largest increases were in grave liners ($45,256) and health insurance ($9,128), with all other costs being immaterial.

The resulting cemetery gross profit margin was 44% for the three months ended March 31, 2011 versus 45% for the corresponding period in fiscal year 2010.

Selling expenses for the three months ended March 31, 2011 were $61,337, an increase of $4,365, or 8%, when compared to the three-month period ended March 31, 2010. The increase was primarily due to increased health insurance costs ($1,747) and sales commissions ($3,963).

General and administrative expenses for the three months ended March 31, 2011 were $152,796, a decrease of $170, when compared to the three months ended March 31, 2010.


HOLDING OPERATIONS:

Revenue for the three months ended March 31, 2011 was immaterial.

General and administrative expenses for the three months ended March 31, 2011 were $49,564, a decrease of $31,284, or 39%, when compared to the three months ended March 31, 2010. The decrease was primarily due to decrease in professional fees of $36,620 associated with addressing a Securities and Exchange Commission comment letter during the three months ended
March 31, 2010.

Interest expense for the three months ended March 31, 2011 was $19,463, a decrease of $ 451, or 2%, when compared to the three months ended
March 31, 2010. The decrease is due to paying down a short term note.


AVIATION GROUND SUPPORT OPERATIONS:

Revenues for the three months ended March 31, 2011 were $3,492,900, an increase of $776,861, or 29%, when compared to the three months ended
March 31, 2010. The increase in revenue was primarily due to higher equipment sales to the government.

Cost of sales for the three months ended March 31, 2011, was $3,216,145, an increase of $673,418, or 26%, when compared to the three months ended
March 31, 2010. The increase was primarily due to increased sales and related costs to manufacture goods for those sales.

The resulting gross profit margin was 8% for the three months ended
March 31, 2011 versus 6% for the corresponding period in fiscal year 2010. The increase was due to higher sales and less overhead costs.

Selling expenses for the three months ended March 31, 2011 were $25,862, an increase of $1,596, or 7%, when compared to the three months ended
March 31, 2010. The increase was primarily due increased salaries.

General and administrative expenses for the three months ended March 31, 2011 were $58,911, an increase of $2,244 or 4%, when compared to the three months ended March 31, 2010. The increase was primarily due to an increase in bad debts.

Interest expense for the three months ended March 31, 2011 was $87,533, an increase of $ 4,612, or 6%, when compared to the three months ended
March 31, 2010. The increase was attributable to an increased debenture balance and increased borrowings under our lines of credit.



OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCOURSES ABOUT MARKET RISK

Not applicable.


ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

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


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
          PROCEEDS

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   [Removed and Reserved]


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011:

1.1 Form 9.00% Convertible Subordinated Debenture due July 1, 2012 (1)

3(i) Amended and Restated Articles of Incorporation, as amended (2)

3(ii) Amended and Superseding By-Laws of the Company, as amended (2)

31        Rule 13a-14(a)/15d-14(a) Certifications

32        Section 1350 Certifications.


(1) Incorporated by reference to the like numbered Exhibit to the Company's Current Report on Form 8-K filed with the Commission on February 7, 2011.

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

Date:  May 16, 2011









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