Form 10-K
period 2011-06-30
OAKRIDGE HOLDINGS INC
filed 2011-10-13
CIK 73605

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISISSION
                          Washington, D.C. 20549

                                FORM 10-K

{X}ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended June 30, 2011

{ }TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _ to _

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes{ } No{X}

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $787,327.

The number of shares outstanding of Registrant's common stock on October 12, 2011, was 1,431,503.

Documents Incorporated by Reference: The information set forth in Part III of this Report is incorporated by reference to the Registrant's definitive proxy statement for the 2011 annual meeting of stockholders, which will be filed no later than 120 days after June 30, 2011.









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

Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies and airports. These products are sold and marketed through our technically oriented sales staff as well as through independent distributors and sales representatives. Approximately 70% of Stinar's revenues in the year ended June 30, 2011 were generated by contracts with the U.S. military, 11% were generated internationally and 19% were generated in the United States from non-governmental sales.

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

Together the cemeteries comprise 176.7 total acres of real estate, of which
12.8 acres are used for interior roads and other improvements. The remaining
163.9 acres contain 137,000 burial plots, of which 27,208 are in inventory, with 975 niches and 3,190 crypts, of which 118 niches and 313 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 35 and 40 year supply, based on the maintenance of current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing interment services, burial plots and crypts, the Company sells cremation services and has a chapel in the mausoleum.



                             CEMETERY INDUSTRY

Cemetery companies provide products and services to families in two principal areas: (i) disposition of remains, either through burial or cremation; and
(ii) memorialization, generally through monuments, markers or inscriptions. The cemetery industry in the United States is characterized by the following fundamental attributes:

OVERVIEW: The United States death care industry is estimated to have generated approximately $12 billion of revenue according to the Senate Special Committee on Aging hearing in 2000. During most of the 1990's, there was a trend of family-owned businesses consolidating with larger organizations. However, this trend slowed in the late 1990's and the industry continues to be characterized by a larger number of locally-owned, independent operations. There are approximately 115,000 cemeteries, 1,155 crematories and 300 casket stores (neither funeral homes or cemeteries in the United States. The market share of a single cemetery in any community is a function of the name, reputation, and location of the cemetery, although competitive pricing, professional service and attention, and well-maintained grounds are important. It is estimated that there are approximately 1,000 combination funeral home/cemetery operations in the death care industry. The projected increase in national death rates, although slowed by better health care and increased life expectancies, has been a factor in an increased interest in the death care industry by investors, large chains, and third-party sellers.

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

PRE-NEED MARKETING. In addition to sales at the time of death, or on an "at-need" basis, death care products and services are being sold prior to the time of death, or on a "pre-need" basis. We are actively marketing pre-need products and services, which provide a backlog of future services.

DEMAND FOR CREMATION. In recent years, there has been a steady growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represent approximately 6% in 1975, 9% in 1980, 14.90% in 1985,
19.20 in 1995, 26.24% in 2000, 39.84  was projected in 2010 and 48.75% is projected in 2025 according to the National Funeral Directors and Cremation Association of North America. The trend toward cremations has been a significant concern because cremations have typically included few, if any, additional products and services other than cremation itself. In addition, almost all funeral homes in the Chicago area now provide basic cremation services and they provide a full range of merchandise and services to families choosing cremation.

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

The level of pre-need sales is dependent upon the size and experience of the Company's sales force. The Company cannot assure that it will continue to be successful in recruiting and retaining qualified sales personnel. In addition, depending on the terms of the contract, pre-need sales have the potential to have an initial negative impact on cash flows because of commissions paid on the sales and the portion of the sales proceeds required to be placed into the trust. A weakening economy that causes customer families to have less discretionary income could cause a decline in pre-need sales.

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

Stinar sells its products to airports, airlines, and government and military customers in the United States. In 2011, non-governmental domestic sales comprise approximately 19%, government and military sales approximately 70%, and international sales approximately 11% of Stinar's annual revenues.

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

SIZE AND GROWTH TRENDS. The aviation ground support industry appears to be taking on the characteristics of a shrinking and declining industry over the next couple of years. Given the weakness of the four main indicators (aircraft movements, aircraft delivery rates, price of fuel and airport construction/capacity improvement) of the industry's health, as well as the continuing decline in markets for import and export, the world market for purchases of new aviation ground support equipment is expected to decline drastically due to most airlines downsizing operations and many large domestic carriers having filed for bankruptcy protection.

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


For the fiscal years ended June 30,      2011           2010

Revenues:
(1) Aviation                      $13,246,884    $10,728,752
(2) Cemetery                       $3,252,807     $3,405,276

Operating profit:
(1) Aviation                         $351,112       $449,785
(2) Cemetery                         $377,914       $517,987

Identifiable assets:
(1) Aviation                      $11,373,908    $10,527,945
(2) Cemetery                      $13,794,977    $13,229,128



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

BOTH COMPANIES

The Company holds all governmental licenses necessary to carry on its business, and all such licenses are current. Both segments are subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the Unites States Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and similar state statutes require us to organize information about hazardous materials used or produced in our operations. Certain portions of this information must be provided to employees, state and local governmental authorities, and local citizens.


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

Subsequent to the completion of the Phase II environmental assessments and completion of the structural improvements to the building, the Company and Stinar requested and obtained a "no association" letter from the Minnesota Pollution Control Agency ("MPCA") stating that, provided that certain conditions set forth in the no association letter are met, the Company and Stinar will not be deemed responsible for contamination that occurred at the Stinar Facility prior to the purchase of the assets of Stinar by the Company. The structural improvements recommended by the Company's environmental consulting firm have been completed, and the contaminated soil has been removed and transferred from the property. As a result, MPCA issued the no association letter.


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

                               INTERNATIONAL

Stinar's sales to customers outside the United States represented approximately 11% and 16% of Stinar's net sales in 2011 and 2010, respectively. Products are manufactured and marketed through the Company's sales department and sales representatives around the world.


                         OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS. The cemetery operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to understanding the Company's business.

STINAR CORPORATION. The Company believes that its business is highly dependent upon the profitability of its customers in the airline and air cargo markets, and therefore, the Company's profitability is affected by fluctuations in passenger and freight traffic and volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. Sales to the United States government also expose Stinar to government spending cuts and/or temporary shutdown of the government due to debt limits. The United States Air Force, which historically has been a major purchaser of the Company's equipment, is dependent upon governmental funding approvals. Significant changes in raw material prices, such as steel and chassis, will also continue to impact our results. As of October 5, 2011, the Company had approximately a $28,000,000 backlog. The backlog is due to two five-year contracts with United States Air Force, GSA contract with the United States Air Force, and commercial sales in the United States. The backlog is comparable to fiscal year 2010, and will take approximately two to three years to complete, unless the Company increases its production capacity.

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


                                 EMPLOYEES

As of June 30, 2011, the Company had 66 full-time and 9 part-time or seasonal employees. Of these, the Company employed 46 full-time employees in the aviation segment and 20 full-time and 9 part-time or seasonal employees in the cemeteries segment.

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


ITEM 2: PROPERTIES.

The Company's executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60654.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Ave., Hillside, Illinois. The two cemeteries comprise 176.7 acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The cemeteries have two mausoleums, an office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair shape with major work being required on all outside walls of the mausoleum to prevent water from leaking into the mausoleum crypts. The Company expects the walls will require approximately $200,000 to $300,000 of repairs starting in 2010 and finishing in 2014. The Company expects to finance these repairs with cash flow from its cemetery business segment. All other buildings are in fair shape and will require minimum repairs.

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


ITEM 3:  LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the Company. As of June 30, 2011, there were no legal proceedings in either business.

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


                                    FISCAL YEAR
                            2011                 2010

                         Low     High        Low     High
                        -----   -----       -----    -----
First Quarter           $.36     $.40       $.33     $.35
Second Quarter          $.36     $.40       $.33     $.36
Third Quarter           $.40     $.65       $.32     $.36
Fourth Quarter          $.40     $.58       $.32     $.50


As of October 12, 2011, there were 1,431,503 shares of Oakridge Holdings, Inc. common stock outstanding. The common stock shares outstanding are held by approximately 1,500 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 1,500 beneficial owners of the common stock.

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


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                FISCAL 2011

                      LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from its two business segments to meet operating needs, fund debt service, and fund capital requirements. The cemetery and Stinar operations did provide sufficient cash during fiscal year 2011 to support day-to-day operations, current debt service, and capital expenditures. The Company expects that cemetery and Stinar operations will provide sufficient cash during the next five years to cover all debt requirements and operational needs.

Stinar has a $1,000,000 line of credit to finance accounts receivable, expiring in October 2011. Additionally, Stinar has a $2,000,000 term loan to finance inventories that matures in May 2018. During 2008 and 2010, the Company issued convertible subordinated debentures in the aggregate principal amount of $555,000 to certain individuals who are officers or directors of the Company. During 2010, $20,000 of the debentures were satisfied. On July 1, 2010, $485,000 of the debentures initially due July 1, 2010, were modified, whereby the conversion rate of the debentures was revised from $.90 to $.50 per share (fair value of the Company's common stock at that date was $0.38 per share) and the maturity date was extended from July 1, 2010 to July 1, 2012, at which time the Company expects to be able to pay all amounts due under the debentures or to be able to extend the debentures' maturity date. On November 12, 2010, an outside investor purchased $30,000 of a debenture and during February 2011 another $75,000 debenture was purchased by an officer and a director of the Company.

The cemetery operations expect to hire one full-time sales employee during 2012, and the Company expects no changes in part-time or seasonal employees.

The Company's five year business plan calls for approximately $900,000 in capital expenditures starting in 2012.

The cemetery operations' capital expenditures are expected to be approximately $400,000 under the five-year plan. The funds are planned to be used for building improvements for the Oakridge cemetery mausoleum, increasing inventory of niches and crypts in mausoleums and outdoors, computer software and hardware equipment, and ground equipment. Repairs for the mausoleum, originally estimated at $300,000 to $400,000, will continue in the spring of 2012. The Company expects to spend approximately $200,000 in 2012 on its cemetery operations for repairs on the front building of mausoleum, lawn mowers and gator utility vehicles for the grounds. The cemeteries' capital expenditures for 2011 were $84,081 and were used for the following: $9,751 for gas pump, grass trimmers, lawn mower engine, sump pump and lowering device for grounds equipment, and $10,815 for repairs on the elevator and pump for boiler in the mausoleum and $49,800 for tuck point, stairs and wall repairs to the two mausoleums, $11,189 for computer equipment and $2,526 for miscellaneous office equipment.

Stinar's capital expenditures are expected to be approximately $500,000 under the five-year plan. The funds are planned to be used for improvements of the manufacturing plant and office, technical manuals and drawings packages for the building of new first time equipment, plant and office equipment, and computer software and hardware. These expenditures are expected to take place evenly over the five-year plan. Stinar's capital expenditures for 2011 were $232,229, with, $194,659 for in-house technical drawings and electrical schematics to build new and existing equipment, and $10,407 for software and hardware equipment, $19,589 for machinery and shop equipment, $7,531 for building improvements and $43 for office equipment. The Company expects to spend approximately $50,000 in 2012 for Stinar's capital expenditures.


                       RESULTS OF OPERATIONS - 2011

CEMETERY OPERATIONS

In 2011, cemetery revenues decreased $142,469, or 4%, compared to 2010. The decrease in sales were mostly sales that are discretionary, headstones decreased $110,785, and foundations for headstones decreased $23,180. All other sales changes are immaterial.

Cost of goods sold in 2011 was $1,999,847, a decrease of $64,333, or 3%, compared to 2010. In 2011, cost of goods sold was 61% of revenue, or the same when compared to 2010.

Selling expenses increased $38,163, or 14%, compared to 2010. The increase was primarily attributable to having one more full time sales counselor and related benefits. One more full time employee was needed due to the law instituted by the State of Illinois that now requires all families to come out to the cemetery to arrange the funeral, whereby in the past the funeral director made all arrangements by telephone.

General and administrative expenses increased $13,774, or 2%, compared to 2010. The increase was primarily due to the law instituted by the State of Illinois that required letters be sent out to all pre-need accounts at December 31, 2010. This required supplying the trustee addresses for over approximately 5,000 accounts and required the Company to hire an outside contractor to perform the work.

Interest income from the perpetual care fund land trust decreased $42,926 or 39%, compared to 2010. The decrease was attributable to decreased interest rates and timing of payments.


STINAR OPERATIONS

In 2011, revenue increased $2,518,132, or 23%, compared to 2010. The increase was primarily due to increases in government contracts arising from the Company's status in 2010 as a vendor with the U.S. government in a multiple award schedule and three contracts with the United States Air Force for maintenance lifts, stairs and lavatory trucks. However, sales for the last quarter of the year were extremely low due to the United States government stopping the shipment of all equipment due to the 2011 Ford chassis not being able to run on jet fuel. This problem now has been settled and production is expected to start again in November 2011.

Cost of goods sold in 2011 was $12,484,123, or 95% of sales, compared to 92% in 2010. Accordingly, gross profit percentage dropped to 5% in 2011, compared to 8% in year 2010. Cost of sales increased 3% in relation to sales, primarily due to the price increase of steel, paint and related supplies for the paint booth and an increase of payroll taxes due to the increase in state unemployment rate. All other changes were immaterial.

Selling expenses decreased $80,046, or 33%, compared to 2010. The decrease was primarily due to almost no commissions being paid to internal agents, because most sales were being made to a sales representative for a company who does not receive a sales commission but resells Stinar equipment.

General and administrative expenses increased $13,896, or 5%, compared to 2010. The increase was attributable to an increase in real estate taxes of $6,967 and bad debts of $6,225. All other changes were immaterial.

Interest expense increased $3,844, or 1%, compared to 2010. The increase was attributable to chassis purchases resulting from an increase in sales.


HOLDINGS OPERATIONS

Loss from operations increased $19,962, or 7%, compared to 2010. The increase was primarily attributable due to increases in professional fees paid to accountants and attorneys of $19,924. The increase was due to increased audit fees and legal fees paid during the year.



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

General and administrative expenses decreased $139,881, or 37%, compared to 2009. The decrease was attributable to a decrease in bad debts of $86,725, and decrease in officers' pay of $53,258. The decrease was in officers' pay is attributable to having no Chief Financial Officer of Stinar and Robert C. Harvey, the Chief Executive Officer, taking over those additional duties.

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



                                       Payments By Period
                                                                               After
                                                                                Five
                       Total     2012     2013       2014     2015     2016    Years
Long-term Debt    $3,414,546 $244,800 $2,071,344 $204,136 $217,266 $231,241 $445,759

Subordinate
Debentures (1)      $640,000        -  640,000          -        -        -        -
                  ---------- -------- ---------- -------- -------- -------- --------
Total Contractual
Cash Obligations  $4,054,546 $244,800  2,711,344 $204,136 $217,266 $231,241 $445,759
                  ========== ======== ========== ======== ======== ======== ========

(1) We expect to be able to pay the debentures of $640,000 due in 2012 using cash flow from operations or by extending the related party debentures.





OFF-BALANCE SHEET ARRANGEMENTS

None.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the fiscal years ended June 30, 2011 and 2010, located at Exhibit 13, F-1, are incorporated herein.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


ITEM 9A:  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure. Notwithstanding the material weakness that existed as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America ("GAAP"). We continue to evaluate the potential steps to remediate such material weakness, as described below.


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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control - Integrated Framework. Based on management's assessment and those criteria, management believes that, as of June 30, 2011, as a result of the material weakness described below, the Company has not maintained effective internal control over financial reporting.


Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with its assessment, management identified the following control deficiency that represents a material weakness at June 30, 2011:

   - Due to the limited number of Company personnel, a lack of segregation of duties exists. An essential part of internal control is for certain procedures to be properly segregated and the results of their performance be adequately reviewed. This is normally accomplished by assigning duties so that no one person handles a transaction from beginning to end and incompatible duties between functions are not handled by the same person. Management plans to explore implementing cost effective measures to establish a more formal review process in an effort to reduce the risk of fraud and financial misstatements.

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


CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company's internal control over financial reporting was identified in connection with the evaluation required by Rule 13a 15(d) of the Exchange Act that occurred during the fourth quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B:  OTHER INFORMATION

None.


                                 PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 relating to our directors and executive officers is incorporated herein by reference to the section titled "Proposal 1 - Election of Directors" in our proxy statement. The information required by this Item 10 under Item 405 of Regulation S-K is incorporated herein by reference to the section titled "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement. The information required by this
Item 10 under Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled "Information About the Board and Its Committees" in our proxy statement. Our proxy statement will be filed no later than 120 days after June 30, 2011.

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


ITEM 11:  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the section titled "Executive Compensation" in our proxy statement, which will be filed no later than 120 days after June 30, 2011.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated herein by reference to the section titled "Principal Shareholders and Beneficial Ownership of Management" in our proxy statement, which will be filed no later than 120 days after June 30, 2011.


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


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to the sections titled "Audit Fees" and "Preapproval Policies and Procedures" in our proxy statement, which will be filed no later than 120 days after June 30, 2011.


ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

The following consolidated financial statements of Oakridge Holdings, Inc. and subsidiaries, together with the Report of Independent Registered Public Accounting Firm, are filed in this report at Exhibit 13, F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2011 and 2010

Consolidated Statements of Operations for the Years Ended June 30, 2011
and 2010

Consolidated Statements of Stockholders' Equity for the Years Ended June 30, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended June 30, 2011
and 2010

Notes to Consolidated Financial Statements

The following documents are filed or incorporated by reference as part of this Form 10-K.

3(i) Amended and Restated Articles of Incorporation as amended (1) 3(ii) Amended and Superseding By-Laws as amended (1)
10(a) 1999 Stock Incentive Award Plan (2)
10(b) Loan Documents for Line of Credit (3)
10(c) Loan Documents for Term Loan (3)
10(e) Loan documents for Mortgage Note Payable (3)
10(f) Loan agreements with officers (4)
10(g) Form of Subordinated Convertible Debentures (5)
10(h) Form of Subordinated Convertible Debentures (6)
13    Financial Statements
21    Subsidiaries of Registrant (2)
23(a) Consent of Independent Registered Public Accounting Firm
23(b) Consent of Independent Registered Public Accounting Firm
31    Rule 13a-14(a)/15d-14(a) Certifications
32    Section 1350 Certifications

(1)  Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1996.
(2)  Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1999.
(3)  Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 2009.
(4) Material terms are described in Form 8-K filed September 26, 2009 and incorporated herein by reference.
(5)  Filed as exhibit to Form 8-K filed November 22, 2010.
(6)  Filed as exhibit to Form 8-K filed February 2, 2011.











                                Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 OAKRIDGE HOLDINGS, INC.


Dated: October 13, 2011          By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chairman Of the Board of Directors

In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: October 13, 2011          By /s/ Robert C. Harvey
                                 Robert C. Harvey
                                 Chief Executive Officer
                                 Chief Financial Officer
                                 (principal accounting officer)
                                 Director


Dated: October 13, 2011          By /s/ Robert B. Gregor
                                 Robert B. Gregor
                                 Secretary
                                 Director


Dated: October 13, 2011          By /s/ Hugh H. McDaniel
                                 Hugh H. McDaniel
                                 Director


Dated: October 13, 2011          By /s/ Robert Lindman
                                 Robert Lindman
                                 Director


Dated: October 13, 2011          By /s/ Pamela Whitney
                                 Pamela Whitney
                                 Director