Form 10-Q
period 2011-09-30
OAKRIDGE HOLDINGS INC
filed 2011-11-14
CIK 73605

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

(Mark One)                Form 10-Q

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

              400 W Ontario Street, Chicago, Illinois, 60654
      (Address of principal executive offices)   (Zip Code)

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


              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of the issuer's common stock outstanding on November 11, 2011 was 1,431,503













                    OAKRIDGE HOLDINGS, INC.

                          FORM 10-Q


            For the quarter ended September 30, 2011


                       TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements:


          (a)  Condensed Consolidated Balance Sheets as of
               September 30, 2011 (unaudited) and June 30, 2011 (audited)

          (b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 (unaudited)

          (c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010 (unaudited)

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

ITEM 4.   (Removed and Reserved)

ITEM 5.   Not Applicable

ITEM 6.   Exhibits

SIGNATURES





PART I - FINANCIAL INFORMATION                      FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET


                                September 30,2011   June 30,2011
                                      (Unaudited)      (Audited)

ASSETS                          _________________   ____________
Current assets:
Cash & cash equivalents                 $443,791   $416,997
Restricted cash                            89,898         89,857
Accounts receivable, net                1,859,938      2,128,663
Inventories:
  Production, net                       6,763,844      7,535,252
  Cemetery, mausoleum space
     and markers                          594,761        599,445
Deferred income taxes                     217,000        167,000
Other current assets                       78,733         44,835
                                      -----------    -----------
Total current assets                   10,047,965     10,982,049
                                      -----------    -----------


Property, plant and equipment:
Property, plant and equipment,
   at cost                              6,885,721      6,822,008
Less accumulated depreciation          (4,579,172)    (4,519,040)
                                      -----------    -----------
Property, plant and equipment, net      2,306,549      2,302,968
                                      -----------    -----------

Other assets:
Cemetery perpetual care trusts          5,170,338      5,345,922
Preneed trust investments               2,242,124      2,075,713
Deferred income taxes                     303,000        303,000
Deferred financing costs, net              51,620         53,556
Other                                       4,240          4,238
                                      -----------    -----------
Total other assets                      7,771,322      7,782,429
                                      -----------    -----------
Total assets                          $20,125,836    $21,067,446
                                      ===========    ===========

             See accompanying notes to the condensed
                consolidated financial statements








PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                    OAKRIDGE HOLDINGS, INC.
              CONDENSED CONSOLIDATED BALANCE SHEET



                                September 30,2011   June 30,2011
                                      (Unaudited)      (Audited)
                                    _____________  _____________
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit - bank                 $1,710,845     $1,710,845
Trade accounts payable                    886,883      1,456,555
Due to finance company                  1,999,950      2,088,037
Deferred revenue                        1,552,486      1,697,935
Accrued liabilities                       797,177        785,566
Short-term notes payable - others         330,000        330,000
Current maturities of long-term debt      824,979        244,800
                                      -----------    -----------
Total current liabilities               8,102,320      8,313,738
                                      -----------    -----------

Long-term liabilities:
Non-controlling interest in pre-need
  care trust investments                2,242,124      2,075,713
Long-term debt, less current
  maturities                            3,169,746      3,809,746
                                      -----------    -----------

Total long-term liabilities             5,411,870      5,885,459
                                      -----------    -----------

Total liabilities                      13,514,190     14,199,197
                                      -----------    -----------

Non-controlling interest in perpetual
  care trust investments                5,170,338      5,345,922
                                      -----------    -----------


Stockholders' Equity:
Common stock                              143,151        143,151
Additional paid-in-capital              2,028,975      2,028,975
Accumulated deficit                      (730,818)      (649,799)
                                      -----------    -----------
Total stockholders' equity              1,441,308      1,522,327
                                      -----------    -----------
Total liabilities & stockholder's
   equity                             $20,125,836    $21,067,446
                                      ===========    ===========



             See accompanying notes to the condensed
                consolidated financial statements









PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

                     OAKRIDGE HOLDINGS, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED)

Three Months Ended September 30,             2011           2010
                                       __________     __________
Revenue, net:
  Cemetery                               $927,682      $8321,548
  Aviation                              2,070,142      3,164,464
  Interest - Care Funds                    20,178         18,355
  Other                                         -            464
                                       ----------     ----------
    Total revenue                       3,018,002      4,004,831
                                       ----------     ----------
Operating expenses:
  Cost of cemetery sales                  548,196        467,033
  Cost of aviation sales                2,083,231      2,844,624
  Sales and marketing                     102,112        154,961
  General and administrative              314,101        325,836
                                       ----------     ----------
Total operating expenses                3,047,640      3,792,454
                                       ----------     ----------
Operating income (loss)                   (29,638)       212,377
                                       ----------     ----------

Other income (expense):
Interest income                             5,390          1,831
Interest expense                         (106,771)      (124,620)
                                       ----------     ----------
Total other expense                      (101,381)      (122,789)
                                       ----------     ----------

Income (loss) from continuing
   operations before income taxes        (131,019)        89,588

Provision (benefit)for income taxes       (50,000)        36,000
                                       ----------     ----------
Net income (loss)                        $(81,019)       $53,588
                                       ==========     ==========

Net income (loss) per common
share - basic                             $(0.057)        $0.037
                                       ==========     ==========
Weighted average number of
common shares outstanding -
basic                                   1,431,503      1,431,503
                                       ==========     ==========
Net income (loss) per common
shares - diluted                          $(0.057)        $0.026
                                       ==========     ==========
Weighted average number of
common shares outstanding -
diluted                               Anti-dilutive    2,501,503
                                       ==========     ==========

                  See accompanying notes to the
           condensed consolidated financial statements








PART I - FINANCIAL INFORMATION                        FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS


                     OAKRIDGE HOLDINGS, INC.
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED)


Three Months Ended September 30,                2011           2010
                                        ____________    ___________
Cash flows from operating activities:
  Net (loss) income                         $(81,019)       $53,588
  Adjustments to reconcile net income to
  cash flows from operating activities:
    Depreciation and amortization             62,068         67,636
    Deferred income taxes                    (50,000)             -
    Accounts receivable                      268,725        557,463
    Inventories                              776,092        203,147
    Other assets                             (33,900)       (11,229)
    Accounts payable                        (657,759)      (338,024)
    Losses on non-controlling
      trust investments                       26,802         22,145
    Deferred revenue                        (145,449)      (281,683)
    Accrued liabilities                       11,611        102,959
                                          ----------     ----------
Net cash Provided (used) in
  operating activities                       177,171        376,002
                                          ----------     ----------

Cash flows used in investing activities:
  Restricted cash                                (41)          (132)
  Purchases of non-controlling
    investments in trusts                    (60,749)       (52,078)
  Sales of non-controlling
    investments in trusts                     33,947         29,933
  Purchases of property and equipment        (63,713)       (37,112)
                                          ----------     ----------
Net cash used in investing activities        (90,556)       (59,389)
                                          ----------     ----------

Cash flows used in financing activities:
  Repayment on long-term debt                (59,821)       (60,758)
  Repayment on short-term debt                     -        (20,040)
                                          ----------     ----------
Net cash used in financing activities        (59,821)       (80,798)
                                          ----------     ----------
Net increase (decrease) in cash:              26,794        235,815

Cash at beginning of period                  416,997        372,797
                                          ----------     ----------
Cash at end of period                       $443,791       $608,612
                                          ==========     ==========


             See accompanying notes to the condensed
                consolidated financial statements







PART I - FINANCIAL INFORMATION                       FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS



                     OAKRIDGE HOLDINGS, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Operating results for the three-month period ended September 30, 2011 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include, but are not limited to, accounts receivable, depreciation and accruals. Actual results could differ from those estimates.



2.   EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Accounting Standards Codification Topic 260 - Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive convertible debentures. The following table presents the computation of basic and diluted EPS:


Three Months Ended September 30,             2011            2010
--------------------------------------  ---------      ----------

Income (loss) from continuing operations $(81,019)        $53,588

Average shares of common stock
outstanding used to compute basic
earnings per common share               1,431,503       1,431,503

Additional common shares to be issued
assuming conversion of convertible
debentures                            anti-dilutive     1,070,000

Additional income from continuing
operations, assuming conversion
of convertible debentures at the
beginning of the period               anti-dilutive       $12,038

Shares used to compute dilutive effect
of convertible debentures             anti-dilutive     2,501,503

Basic earnings (loss) per common
share from continuing operations          ($0.057)         $0.037

Diluted earnings (loss) per common
share from continuing operations          ($0.057)         $0.026



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

The table below summarizes information about reported segments for the three months ended September 30, 2011 and 2010:



THREE MONTHS ENDED
SEPTEMBER 30, 2011:
                                Aviation  Cemeteries    Corporate
                                  Ground
                                 Support
                               Equipment

Revenues                      $2,070,142    $927,682         $  -

Depreciation                      20,100      39,000        1,032

Gross Margin                     (13,089)    379,486            -

Selling Expenses                  33,989      68,123            -

General & Administrative
   Expenses                       67,323     174,281       72,497

Interest Expense                  84,503         443       21,825

Interest Income                       41       5,349            -

Income (loss) before taxes      (198,863)    162,166      (94,322)

Capital Expenditures              31,734      31,979            -

Segment assets at 9/30/11:
Inventory                      6,763,844     594,761            -
Property, Plant &
   Equipment, net              1,535,944     763,381        7,224
Other Assets                     156,620   7,406,462      208,240







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

General accepted accounting principles describes a fair value hierarchy that includes three levels or inputs to be used to measure fair value. The three levels, as interpreted for use by the Company, are defined as follows:

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

Level 3 - Inputs into fair value methodology are unobservable and significant to the fair value measurement (primarily alternative type investments, which include but are not limited to limited partnership interests, hedges, private equity, real estate, and natural resource funds). Often, these types of investments are valued based on historical cost and then adjusted by shared earnings of a partnership or cooperative, which can require some varying degree of judgment.

Information regarding assets (principally cash and investments) and liabilities measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011 are as follows:


                           Recurring Fair Value Measurements using
                           Level I      Level II   Level III   Total Fair Value
                           ----------------------------------------------------
September 30, 2011

Assets at fair value:

Cemetery perpetual care
and pre-need trust
investments                    $ -    $7,412,462         $ -         $7,412,462
                           ----------------------------------------------------

Liabilities at fair value:

Non-controlling interest
in pre-need trust
investments                    $ -    $2,242,124         $ -         $2,242,124
                           ----------------------------------------------------




                           Recurring Fair Value Measurements using
                           Level I      Level II   Level III   Total Fair Value
                           ----------------------------------------------------
June 30, 2011

Assets at fair value:

Cemetery perpetual care
and pre-need trust
investments                    $ -    $7,421,635         $ -         $7,421,635
                           ----------------------------------------------------

Liabilities at fair value:

Non-controlling interest
in pre-need trust
investments                    $ -    $2,075,713         $ -         $2,075,713
                           ----------------------------------------------------







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


FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, short term notes from officers, cash flows from operations and the offering of its subordinated debentures. For the first three months of fiscal year 2012, the Company had an increase in cash of $26,794, compared to a $235,815 cash increase for the same period in fiscal year 2011. As of September 30, 2011, the Company held cash and cash equivalents of $443,791.

During the three month period ended September 30, 2011, the Company recorded net loss from operations of $81,019. The Company's net cash provided from operating activities was $177,171 in the first three months of fiscal year 2012, compared to net cash from operating activities of $376,002 in the same period of fiscal year 2011. The decrease in net cash provided from operating activities during this three month period was primarily due to the reduction of accounts payable. Cash flow used in investing activities was $90,556 during the first three months of fiscal year 2012 and was primarily used for the purchase of property and equipment for the cemeteries and purchases greater than sales in the non-controlling trusts. Net cash used for financing activities was $59,821 during the first three months of fiscal year 2012, and was used to pay down debt and was comparable to prior fiscal year 2011. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $1,945,645 at September 30, 2011, a decrease of $722,666 since June 30, 2011 due primarily to the reclassification of $640,000 of convertible debentures which are due within one year. At
September 30, 2011, current assets amounted to $10,047,965 and current liabilities were $8,102,320, resulting in a current ratio of 1.24 to 1.0, which was a slight change from 1.32 to 1.0 at June 30, 2011. Long-term debt was $3,169,746 and stockholders' equity was $1,441,308 at September 30, 2011. The Company's present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2012 were $63,713, compared with capital expenditures of $37,112 during the same period in fiscal year 2011. The cemetery operations incurred expenditures for improvements to the mausoleum ($30,400), grave markers and a jet pump for the grounds ($547), and a station computer and a hard drive for the server ($1,032), or $31,979 in total for cemetery operations. The aviation ground support operations purchased a copier ($6,329), hand tools for the shop ($174) and technical manuals ($25,231), or $31,734 in capital expenditures for aviation ground support operations. The Company anticipates that it will spend approximately $100,000 on capital expenditures during the final three quarters of fiscal year 2012 for repairs to the Oakridge cemetery mausoleum and equipment for aviation ground support operations. The Company plans to finance these capital expenditures primarily through operating cash flows as sales continue to improve in the aviation segment.

The Company has two lines of credit facilities. As of September 30, 2011, $1,710,845 of aggregate borrowing capacity of $2,100,000 was outstanding, leaving available credit of $389,155.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operating needs.



INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2011, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2012.



RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2012 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2011

CEMETERY OPERATIONS

Cemetery revenue from operations increased $106,134 to $927,682 for the first quarter of fiscal year 2012, or 12% over the prior year's comparable period revenue of $821,548. The increase was primarily due to an increase in sales of land $12,335, markers of $46,977, foundations of $14,131, grave liners of $9,139 and interment fees of $28,690. The only decrease during the quarter was in cremation fees of $7,140.

The cemetery gross profit margin decreased to 40% in the first quarter of fiscal year 2012, a decrease of 3% compared to the corresponding period in fiscal year 2011. The decrease was attributable to an increase in salaries of $55,019 and related payroll costs of $14,683 due to more burials taking place on Saturdays, which increases the cost of labor due to union contracts that require time-and-a-half pay.

Interest income from cemetery care funds increased $1,823, or 9%, in the first quarter of fiscal year 2012, compared to the corresponding period in fiscal year 2011. The increase was due to increased rates earned on funds.

Selling expenses decreased $24,672, or 26%, in the first quarter of fiscal year 2012, compared to the corresponding period in fiscal year 2011. The decrease was caused by having one less full time salesperson and discontinuing payment of related benefits.

General and administrative expenses increased $11,087, or 7%, in the first quarter of fiscal year 2012 in comparison to the prior year's comparable period. The increase was primarily due to increases in temporary salaries for the input of data into the computer system.


AVIATION GROUND SUPPORT EQUIPMENT OPERATIONS:

Revenue decreased $1,094,322 to $2,070,142, or 34%, in the first quarter of fiscal year 2012 in comparison to the prior year's comparable period. The decrease was primarily due to the United States government stopping the shipment of all equipment due to the 2011 Ford chassis not being able to run on jet fuel. The contracts now have been modified and production will begin in November 2011.

Gross profit margin decreased 10% in the first quarter of fiscal year 2012, compared to the corresponding period in fiscal year 2011, resulting in a negative gross margin. This decrease was caused by plant capacity running at approximately 33%, due to not being able to build United States government equipment, which constitutes 70% of total sales.

Selling expenses for the aviation ground support equipment business as a percentage of sales remained constant at 2% of net revenues for the comparable period. The decrease of $28,177 in the first quarter of fiscal year 2012, compared to the corresponding period in fiscal year 2011, was primarily due to no sales commissions being paid to outside agents and representatives.

General and administrative expenses in the first quarter of fiscal year 2012 decreased $2,282, or 3%, in comparison to the first quarter of fiscal year 2011. The decrease was primarily due to the decrease in bank related fees.

Interest expense in the first quarter of fiscal year 2012 was $84,503, a decrease of $19,508, or 18%, in comparison to the first quarter of fiscal year 2011. The decrease was due to a decrease in finance rates with Ford Motor Credit.

Interest income in the first quarter of fiscal year 2012 is immaterial.


OAKRIDGE HOLDINGS, INC.

General and administrative expenses in the first quarter of fiscal year 2012 decreased $20,540, or 22%, in comparison to the first quarter of fiscal year 2011. The decrease was primarily due to lower professional fees of $12,864, transfer agent expenses of $1,348 and past write offs of RSM Equities for $12,375.

Interest expense in the first quarter of fiscal year 2012 was $21,825, an increase of $1,688, or 8%, in comparison to the first quarter of fiscal year 2011. The increase was primarily due to higher debenture balances outstanding.



OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCOURSES ABOUT MARKET RISK

Not applicable.


ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures because of the material weakness relating to internal controls that was described in Item 9A of the Company's Form 10-K for the year ended June 30, 2011, filed October 13, 2011.

Notwithstanding the material weakness that existed as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

No change in the Company's internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management has concluded that the material weakness in internal control, as described in Item 9A of our Form 10-K for the year ended June 30, 2011, has not been fully remediated. We are committed to implementing the necessary enhancements to our policies and procedures to fully remediate the material weakness discussed above. Due to our lack of sufficient capital, we expect the material weakness to continue until our capital needs are met.



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


ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
          PROCEEDS

Not applicable.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.


ITEM 4.   (Removed and Reserved)


ITEM 5.   OTHER INFORMATION

Not applicable.


ITEM 6.   EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011:

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


Date:  November 14, 2011









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