Form 10-Q/A
period 2011-09-30
OAKRIDGE HOLDINGS INC
filed 2011-12-13
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to  _____________

Commission file number 0-1937

OAKRIDGE HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0843268
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

400 W Ontario Street, Chicago, Illinois, 60654
(Address of principal executive offices) (Zip Code)

(Issuer’s telephone number) (312) 505-9267

_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☐ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of shares of the issuer’s common stock outstanding on November 11, 2011 was 1,431,503

PART I	FINANCIAL INFORMATION

ITEM 1	Condensed Consolidated Financial Statements:

(a) Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and June 30, 2011 (audited)

(b) Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 (unaudited)

(c) Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010 (unaudited)

(d) Notes to Condensed Consolidated Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

ITEM 4	Controls and Procedures

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings

ITEM 1A	Risk Factors

ITEM 2-3	Not Applicable

ITEM 4	(Removed and Reserved)

ITEM 5	Not Applicable

ITEM 6	Exhibits

SIGNATURES

PART I — FINANCIAL INFORMATION FORM 10-Q/A

Item 1— Financial Statements

OAKRIDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash & cash equivalents	$443,791	$416,997
Restricted cash	89,898	89,857
Accounts receivable, net	1,859,938	2,128,663
Inventories:
Production, net	6,763,844	7,535,252
Cemetery, mausoleum space and markers	594,761	599,445
Deferred income taxes	217,000	167,000
Other current assets	78,733	44,835
Total current assets	10,047,965	10,982,049

Property, plant and equipment:
Property, plant and equipment, at cost	6,885,721	6,822,008
Less accumulated depreciation	(4,579,172)	(4,519,040)
Property, plant and equipment, net	2,306,549	2,302,968

Other assets:
Cemetery perpetual care trusts	5,170,338	5,345,922
Pre-need trust investments	2,242,124	2,075,713
Deferred income taxes	303,000	303,000
Deferred financing costs, net	51,620	53,556
Other	4,240	4,238
Total other assets	7,771,322	7,782,429

Total assets	$20,125,836	$21,067,446

See accompanying notes to the condensed consolidated financial statements

PART I — FINANCIAL INFORMATION FORM 10-Q/A

Item 1— Financial Statements

OAKRIDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30, 2011	June 30, 2011
	(Unaudited)	(Audited)
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Lines of credit - bank	$1,710,845	$1,710,845
Trade accounts payable	886,883	1,456,555
Due to finance company	1,999,950	2,088,037
Deferred revenue	1,552,486	1,697,935
Accrued liabilities	797,177	785,566
Short-term notes payable - others	330,000	330,000
Current maturities of long-term debt	824,979	244,800
Total current liabilities	8,102,320	8,313,738

Long-term liabilities:
Non-controlling interest in pre-need care trust investments	2,242,124	2,075,713
Long-term debt, less current maturities	3,169,746	3,809,746

Total long-term liabilities	5,411,870	5,885,459

Total liabilities	13,514,190	14,199,197

Non-controlling interest in perpetual care trust investments	5,170,338	5,345,922

Stockholders’ Equity:
Common stock	143,151	143,151
Additional paid-in-capital	2,028,975	2,028,975
Accumulated deficit	(730,818)	(649,799)
Total stockholders’ equity	1,441,308	1,522,327

Total liabilities & stockholder’s equity	$20,125,836	$21,067,446

See accompanying notes to the condensed consolidated financial statements

PART I — FINANCIAL INFORMATION FORM 10-Q/A

Item 1— Financial Statements

OAKRIDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2011	2010
Revenue, net:
Cemetery	$927,682	$821,548
Aviation	2,070,142	3,164,464
Interest - Care Funds	20,178	18,355
Other	—	464
Total revenue	3,018,002	4,004,831
Operating expenses:
Cost of cemetery sales	548,196	467,033
Cost of aviation sales	2,083,231	2,844,624
Sales and marketing	102,112	154,961
General and administrative	314,101	325,836
Total operating expenses	3,047,640	3,792,454
Operating income (loss)	(29,638)	212,377

Other income (expense):
Interest income	5,390	1,831
Interest expense	(106,771)	(124,620)
Total other expense	(101,381)	(122,789)

Income (loss) from continuing operations before income taxes	(131,019)	89,588

Provision (benefit) for income taxes	(50,000)	36,000
Net income (loss)	$(81,019)	$53,588

Net income (loss) per common share - basic	$(.057)	$.037
Weighted average number of common shares outstanding - basic	1,431,503	1,431,503

Net income (loss) per common shares - diluted	$(.057)	$.026

Weighted average number of common shares outstanding - diluted	Anti-dilutive	2,501,503

See accompanying notes to the condensed consolidated financial statements

PART I — FINANCIAL INFORMATION FORM 10-Q/A

Item 1— Financial Statements

OAKRIDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(81,019)	$53,588
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	62,068	67,636
Deferred income taxes	(50,000)	—
Accounts receivable	268,725	557,463
Inventories	776,092	203,147
Other assets	(33,900)	(11,229)
Accounts payable	(657,759)	(338,024)
Losses on non-controlling trust investments	26,802	22,145
Deferred revenue	(145,449)	(281,683)
Accrued liabilities	11,611	102,959

Net cash Provided (used) in operating activities	177,171	376,002

Cash flows used in investing activities:
Restricted cash	(41)	(132)
Purchases of non-controlling investments in trusts	(60,749)	(52,078)
Sales of non-controlling investments in trusts	33,947	29,933
Purchases of property and equipment	(63,713)	(37,112)
Net cash used in investing activities	(90,556)	(59,389)

Cash flows used in financing activities:
Repayment on long-term debt	(59,821)	(60,758)
Repayment on short-term debt	—	(20,040)
Net cash used in financing activities	(59,821)	(80,798)

Net increase (decrease) in cash:	26,794	235,815

Cash at beginning of period	416,997	372,797
Cash at end of period	$443,791	$608,612

See accompanying notes to the condensed consolidated financial statements

PART I — FINANCIAL INFORMATION FORM 10-Q/A

Item 1— Financial Statements

OAKRIDGE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Operating results for the three-month period ended September 30, 2011 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

4. Operating Segments and Related Disclosures

The Company’s operations are classified into two principal industry segments: cemeteries and aviation ground support equipment.

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.

The table below summarizes information about reported segments for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30, 2011
	Aviation Ground Support Equipment	Cemeteries	Corporate

Revenues	$2,070,142	$927,682	$—

Depreciation	20,100	39,000	1,032

Gross Margin	(13,089)	379,486	—

Selling Expenses	33,989	68,123	—

General & Administrative Expenses	67,323	174,281	72,497

Interest Expense	84,503	443	21,825

Interest Income	41	5,349	—

Income (loss) before taxes	(198,863)	162,166	(94,322)

Capital Expenditures	31,734	31,979	—

Segment assets at 9/30/11:
Inventory	6,763,844	594,761	—
Property, Plant & Equipment, net	1,535,944	763,381	7,224
Other Assets	156,620	7,406,462	208,240

	Three Months Ended September 30, 2010:
	Aviation Ground Support Equipment	Cemeteries	Corporate

Revenues	$3,164,464	$839,903	$464

Depreciation/amortization	26,200	39,000	500

Gross Margin	319,839	372,870	464

Selling Expenses	62,166	92,795	—

General & Administrative Expenses	69,605	163,194	93,037

Interest Expense	104,011	472	20,137

Interest Income	163	1,668	—

Income (loss) before Taxes	84,220	118,078	(112,710)

Capital Expenditures	10,117	21,355	5,640

Segment assets at 9/30/10:
Inventory	6,422,691	628,905	—
Property, Plant & Equipment	1,360,839	795,490	9,040
Other Assets	242,363	7,130,678	113,497

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

Level 1 – Inputs into fair value methodology are based on quoted market prices in active markets.

Level 2 – Inputs into the fair value methodology are based on quoted prices for similar items, broker/dealer quotes, or models using market interest rates or yield curves. The inputs are generally seen as observable in active markets for similar items for the asset or liability, either directly or indirectly, for substantially the same term of the financial instrument.

Level 3 – Inputs into fair value methodology are unobservable and significant to the fair value measurement (primarily alternative type investments, which include but are not limited to limited partnership interests, hedges, private equity, real estate, and natural resource funds). Often, these types of investments are valued based on historical cost and then adjusted by shared earnings of a partnership or cooperative, which can require some varying degree of judgment.

Information regarding assets (principally cash and investments) and liabilities measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011 are as follows:

	Recurring Fair Value Measurements Using
	Level I	Level II	Level III	Total Fair Value
September 30, 2011

Assets at fair value:

Cemetery perpetual care and pre-need trust investments	$—	$7,412,462	$—	$7,412,462

Liabilities at fair value:

Non-controlling interest in pre-need trust investments	$—	$2,242,124	$—	$2,242,124

	Recurring Fair Value Measurements Using
	Level I	Level II	Level III	Total Fair Value
June 30, 2011

Assets at fair value:

Cemetery perpetual care and pre-need trust investments	$—	$7,421,635	$—	$7,421,635

Liabilities at fair value:

Non-controlling interest in pre-need trust investments	$—	$2,075,713	$—	$2,075,713

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Management’s discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company’s business and products, revenues, expenditures and operating and capital requirements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company’s markets and customers, the Company’s objectives and plans for its future operations and products and the Company’s expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially for those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; conditions in the industries in which the Company operates, particularly the airline industry; the Company’s ability to win government contracts; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw material used in manufacturing certain of the Company’s products or services provided; capacity constraints limiting the production of certain products; changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash; requirements for unseen maintenance, repairs or capital asset acquisitions; difficulties or delays in the development, production, testing, and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the cost and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.

Financial Condition And Liquidity

The Company’s liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, short term notes from officers, cash flows from operations and the offering of its subordinated debentures. For the first three months of fiscal year 2012, the Company had an increase in cash of $26,794, compared to a $235,815 cash increase for the same period in fiscal year 2011. As of September 30, 2011, the Company held cash and cash equivalents of $443,791.

During the three month period ended September 30, 2011, the Company recorded net loss from operations of $81,019. The Company’s net cash provided from operating activities was $177,171 in the first three months of fiscal year 2012, compared to net cash from operating activities of $376,002 in the same period of fiscal year 2011. The decrease in net cash provided from operating activities during this three month period was primarily due to the reduction of accounts payable. Cash flow used in investing activities was $90,556 during the first three months of fiscal year 2012 and was primarily used for the purchase of property and equipment for the cemeteries and purchases greater than sales in the non-controlling trusts. Net cash used for financing activities was $59,821 during the first three months of fiscal year 2012, and was used to pay down debt and was comparable to prior fiscal year 2011. The remaining increases and decreases in the components of the Company’s financial position reflect normal operating activity.

The Company had working capital of $1,945,645 at September 30, 2011, a decrease of $722,666 since June 30, 2011 due primarily to the reclassification of $640,000 of convertible debentures which are due within one year. At September 30, 2011, current assets amounted to $10,047,965 and current liabilities were $8,102,320, resulting in a current ratio of 1.24 to 1.0, which was a slight change from 1.32 to 1.0 at June 30, 2011. Long-term debt was $3,169,746 and stockholders’ equity was $1,441,308 at September 30, 2011. The Company’s present working capital must continue to improve in order for it to meet current operating needs.

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

Inflation

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2011, inflation did not have a significant effect on the Company’s results in the first three months of fiscal year 2012.

Results Of Operations First Quarter Of Fiscal Year 2012 Compared With First Quarter Of Fiscal Year 2011

Cemetery Operations

Cemetery revenue from operations increased $106,134 to $927,682 for the first quarter of fiscal year 2012, or 12% over the prior year’s comparable period revenue of $821,548. The increase was primarily due to an increase in sales of land $12,335, markers of $46,977, foundations of $14,131, grave liners of $9,139 and interment fees of $28,690. The only decrease during the quarter was in cremation fees of $7,140.

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

General and administrative expenses increased $11,087, or 7%, in the first quarter of fiscal year 2012 in comparison to the prior year’s comparable period. The increase was primarily due to increases in temporary salaries for the input of data into the computer system.

Aviation Ground Support Equipment Operations:

Revenue decreased $1,094,322 to $2,070,142, or 34%, in the first quarter of fiscal year 2012 in comparison to the prior year’s comparable period. The decrease was primarily due to the United States government stopping the shipment of all equipment due to the 2011 Ford chassis not being able to run on jet fuel. The contracts now have been modified and production will begin in November 2011.

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

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures because of the material weakness relating to internal controls that was described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2011, filed October 13, 2011.

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

No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has concluded that the material weakness in internal control, as described in Item 9A of our Form 10-K for the year ended June 30, 2011, has not been fully remediated. We are committed to implementing the necessary enhancements to our policies and procedures to fully remediate the material weakness discussed above. Due to our lack of sufficient capital, we expect the material weakness to continue until our capital needs are met.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time involved in ordinary course litigation incidental to the conduct of its businesses. The Company believes that none of its pending litigation will have a material adverse effect on the Company’s businesses, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2011:

1.1	Form of 9.00% Convertible Subordinated Debenture due July 1, 2012	(incorporated by reference)

3(i)	Amended and Restated Articles of Incorporation of the Company	(incorporated by reference)

3(ii)	Amended and Superseding By-Laws of the Company, as amended	(incorporated by reference)

31	Rule 13a-14(a)/15d-14(a) Certifications	(filed electronically)

32	Section 1350 Certifications	(filed electronically)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Document

(1)	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2011.
(2)	Incorporated by reference to the like numbered Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakridge Holdings, Inc.

/s/ Robert C. Harvey

Robert C. Harvey
Chief Executive Officer
Principal Accounting Officer

Date: December 13, 2011

INDEX TO EXHIBITS

Description		Method of Filing

1.1	Form of 9.00% Convertible Subordinated Debenture due July 1, 2012	(incorporated by reference)

3(i)	Amended and Restated Articles of Incorporation of the Company	(incorporated by reference)

3(ii)	Amended and Superseding By-Laws of the Company, as amended	(incorporated by reference)

31	Rule 13a-14(a)/15d-14(a) Certifications	(filed electronically)

32	Section 1350 Certifications	(filed electronically)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.LAB	XBRL Taxonomy Extension Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Document

