Form 10-Q
period 2011-12-31
OAKRIDGE HOLDINGS INC
filed 2012-02-14
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                                                      to

Commission file number 0-1937

OAKRIDGE HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

MINNESOTA	41-0843268
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

400 WEST ONTARIO STREET, CHICAGO, ILLINOIS	60654
(Address of principal executive offices)	(Zip Code)

(312) 505-9267
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
   ☒ Yes  ☐ No

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

Indicate by check mark, whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 or the Exchange Act.

Large Accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

(Do not check if a smaller reporting company)

OAKRIDGE HOLDINGS, INC.

FORM 10-Q

For the quarter ended December 31, 2011

TABLE OF CONTENTS

PART I.	Financial Information	3

ITEM 1.	Condensed Consolidated Financial Statements:	3

	(a) Condensed Consolidated Balance Sheets as of December 31, 2011 (unaudited) and June 30, 2011	3

	(b) Condensed Consolidated Statements of Income for the three months ended December 31, 2011 and 2010 (unaudited) and six months ended December 31, 2011 and 2010 (unaudited)	5

	(c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010 (unaudited)	6

	(d) Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18

ITEM 4.	Controls and Procedures	18

PART II.	Other Information	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2-3.	Not Applicable	19

ITEM 4.	Submission of Matters to a Vote of Security Holders	19

ITEM 5.	Not applicable	19

ITEM 6.	Exhibits	19

SIGNATURES		20

PART I – FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31, 2011 (unaudited)	June 30, 2011
ASSETS

Current assets:
Cash and cash equivalents	$355,405	$416,997
Restricted cash	86,752	89,857
Receivables, net	3,310,027	2,128,663
Inventories:
Production, net	6,852,077	7,535,252
Cemetery, mausoleum space and markers	593,850	599,445
Other current assets	122,754	44,835
Deferred income taxes	117,000	167,000
Total current assets	11,437,865	10,982,049

Property, plant and equipment:
Property, plant and equipment, at cost	6,979,689	6,822,008
Less accumulated depreciation	(4,641,643)	(4,519,040)
Property, plant and equipment, net	2,338,046	2,302,968

Other assets:
Preneed trust investments	2,253,644	2,075,713
Cemetery perpetual care trusts	5,290,058	5,345,922
Deferred income taxes	303,000	303,000
Deferred financing costs	49,684	53,556
Other	7,549	4,238
Total other assets	7,903,935	7,782,429

Total assets	$21,679,846	$21,067,446

See accompanying notes to the condensed consolidated financial statements

PART I – FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,
	2011 (unaudited)	June 30, 2011
LIABILITIES

Current liabilities:
Lines of credit - bank	$1,710,845	$1,710,845
Trade accounts payable	983,133	1,456,555
Due to finance company	2,009,809	2,088,037
Accrued liabilities	883,284	785,566
Deferred revenue	2,706,082	1,697,935
Notes payable – officers	300,000	300,000
Notes payable - others	10,000	30,000
Debentures – officers	560,000	—
Current maturities of long-term debt	329,803	244,800
Total current liabilities	9,492,956	8,313,738

Long-term liabilities:
Long-term debt, net of current maturities	3,043,821	3,249,746
Debentures – officers	—	560,000
Non-controlling interest in pre-need care trust investments	2,253,644	2,075,713
Total long-term liabilities	5,297,465	5,885,459

Total liabilities	14,790,421	14,199,197

Non-controlling interest in perpetual care trust investments	5,290,058	5,345,922

Stockholders’ equity:
Common stock	143,151	143,151
Additional paid-in-capital	2,028,975	2,028,975
Accumulated deficit	(572,759)	(649,799)
Total stockholders’ equity	1,599,367	1,522,327

Total liabilities and stockholders’ equity	$21,679,846	$21,067,446

See accompanying notes to the condensed consolidated financial statements

PART I – FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Revenue, net:
Cemetery	$876,538	$734,528	$1,804,220	$1,556,076
Aviation	2,045,567	3,802,964	4,115,709	6,967,428
Interest – Care Funds	20,657	13,582	40,835	31,937
Other	2,036	1,320	2,036	1,784
Total revenue	2,944,798	4,552,394	5,962,800	8,557,225

Operating expenses:
Cost of cemetery sales	502,113	498,251	1,050,309	965,284
Cost of aviation sales	1,601,640	3,367,999	3,684,871	6,212,623
Sales and marketing	128,112	75,021	230,224	229,982
General and administrative	329,455	289,561	643,556	615,397
Total operating expenses	2,561,320	4,230,832	5,608,960	8,023,286

Operating income	383,478	321,562	353,840	533,939

Other income (expense):
Interest income	1,826	2,155	7,216	3,986
Interest expense	(127,245)	(118,972)	(234,016)	(243,592)
Total other expense	(125,419)	(116,817)	(226,800)	(239,606)

Income from continuing operations before income taxes	258,059	204,745	127,040	294,333

Provision for income taxes	100,000	81,000	50,000	117,000

Net income	$158,059	$123,745	$77,040	$177,333

Net income per common share – basic	$0.110	$0.086	$0.054	$0.124

Weighted average number of common shares outstanding – basic	1,431,503	1,431,503	1,431,503	1,431,503

Net income per common shares – diluted	$0.064	$0.054	$0.039	$0.082

Weighted average number of common shares outstanding – diluted	2,711,503	2,527,217	2,711,503	2,514,290

See accompanying notes to the condensed consolidated financial statements

PART I – FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,

	2011	2010

Cash flows from operating activities:
Net income	$77,040	$177,333
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	127,804	134,388
Deferred income taxes	50,000	117,000
Accounts receivable	(1,181,364)	(47,403)
Inventories	688,770	172,879
Other assets	(81,230)	7,663
Accounts payable and due to finance company	(551,650)	(185,739)
Gains (losses) on non-controlling trust investments	61,877	(49,790)
Deferred revenue	1,008,147	(308,023)
Accrued liabilities	97,718	(6,495)

Net cash flows from operating activities	297,112	11,813

Cash flows from investing activities:
Purchases of property and equipment	(159,010)	(124,836)
Purchases of non-controlling investments in trusts	(137,399)	(304,147)
Sales of non-controlling investments in trusts	75,522	353,937
Restricted cash	3,105	(276)

Net cash flows used in investing activities	(217,782)	(75,322)

Cash flows from financing activities:
Net borrowings (repayments) on note payable bank	—	200,000
Payments of short-term debt	(20,000)	(30,000)
Proceeds from issuance of long-term debt	—	50,000
Principal Payments on long-term debt	(120,922)	(142,363)
Net cash flows from (used in) financing activities	(140,922)	77,637

Net change in cash	(61,592)	14,128

Cash and cash equivalents:

Beginning of year	416,997	372,797

End of period	$355,405	$386,925

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$234,016	$243,592

See accompanying notes to the condensed consolidated financial statements

PART I – FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Operating results for the six-month period ended December 31, 2011 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

2.           EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Accounting Standards Codification Topic 260 – Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive convertible debentures.  The following table presents the computation of basic and diluted EPS:

	Six Months Ended December 31,
	2011	2010

Net income from continuing operations	$77,040	$177,333

Average shares of common stock outstanding used to compute basic earnings per common share	1,431,503	1,431,503

Additional common shares to be issued assuming conversion of convertible debentures	1,280,000	1,082,787

Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period	28,800	28,088

Shares used to compute dilutive effect of convertible debentures	2,711,503	2,514,290

Basic earnings per common share from continuing operations	$.054	$.124

Diluted earnings per common share from continuing operations	$.039	$.082

	Three Months Ended December 31,
	2011	2010

Net income from continuing operations	$158,059	$123,745

Average shares of common stock outstanding used to compute basic earnings per common share	1,431,503	1,431,503

Additional common shares to be issued assuming conversion of convertible debentures	1,280,000	1,095,714

Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period	14,400	12,363

Shares used to compute dilutive effect of convertible debentures	2,711,503	2,527,217

Basic earnings (loss) per common share from continuing operations	$.110	$.086

Diluted earnings (loss) per common share from continuing operations	$.064	$.054

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

The tables below summarize information about reported segments for the three months and six months ended December 31, 2011 and 2010:

SIX MONTHS ENDED
DECEMBER 31, 2011:

	Aviation
	Ground
	Support
	Equipment	Cemeteries	Corporate	Consolidation

Revenues	$4,115,709	$1,845,055	$2,036	$5,962,800

Depreciation and amortization	48,272	78,000	1,532	127,804

Gross Margin	430,838	794,746	2,036	1,227,620

Selling Expenses	68,744	161,480	—	230,224

General & Administrative Expenses	148,127	348,998	146,431	643,556

Interest Expense	191,268	448	42,300	234,016

Interest Income	106	7,110	—	7,216

Income (loss) before Taxes	22,805	290,930	(186,695)	127,040

Capital Expenditures	115,158	43,852		159,010

Segment Assets at 12/31/11:
Inventory	6,852,077	593,850	—	7,445,927
Property, Plant & Equipment, net	1,595,067	736,255	6,724	2,338,046

SIX MONTHS ENDED
DECEMBER 31, 2010:

	Aviation
	Ground
	Support
	Equipment	Cemeteries	Corporate	Consolidation

Revenues	$6,967,428	$1,588,013	$1,784	$8,557,225

Depreciation	54,373	78,000	2,015	134,388

Gross Margin	754,805	622,729	1,784	1,379,318

Selling Expenses	87,193	142,789	—	229,982

General & Administrative Expenses	135,471	281,093	198,833	615,397

Interest Expense	201,674	349	41,569	243,592

Interest Income	211	3,775	—	3,986

Income (loss) before Taxes	330,678	202,273	(238,618)	294,333

Capital Expenditures	60,627	56,019	8,190	124,836

Segment Assets:
Inventory	6,463,821	618,043	—	7,081,864
Property, Plant & Equipment, net	1,387,049	791,154	10,075	2,188,278

THREE MONTHS ENDED
DECEMBER 31, 2011:

	Aviation
	Ground
	Support
	Equipment	Cemeteries	Corporate	Consolidation

Revenues	$2,045,567	$897,195	$2,036	$2,944,798

Depreciation and amortization	24,300	39,000	500	63,800

Gross Margin	443,927	395,082	2,036	841,045

Selling Expenses	34,755	93,357	—	128,112

General & Administrative Expenses	80,804	174,717	73,934	329,455

Interest Expense	106,765	5	20,475	127,245

Interest Income	65	1,761	—	1,826

Income (loss) before Taxes	221,668	128,764	(92,373)	258,059

Capital Expenditures	83,424	11,873	(1,329)	93,968

THREE MONTHS ENDED
DECEMBER 31, 2010:

	Aviation
	Ground
	Support
	Equipment	Cemeteries	Corporate	Consolidation

Revenues	$3,802,964	$748,110	$1,320	$4,552,394

Depreciation	28,173	39,000	1,515	68,688

Gross Margin	434,965	249,859	1,320	686,144

Selling Expenses	25,027	49,994	—	75,021

General & Administrative Expenses	65,866	117,899	105,796	289,561

Interest Expense	99,494	(1,954)	21,432	118,972

Interest Income	48	2,107	—	2,155

Income (loss) before Taxes	244,626	86,027	(125,908)	204,745

Capital Expenditures	50,510	34,664	2,550	87,724

5.           FAIR VALUE MEASUREMENTS

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability between market participants at a measurement date.

Generally accepted accounting principles describes a fair value hierarchy that includes three levels of inputs to be used to measure fair value.  The three levels are defined as follows as interpreted for use by the Company:

Level 1 – Inputs into the fair value methodology are based on quoted market prices in active markets.

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

Information regarding assets (principally investments) and liabilities measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2011 are as follows:

	Recurring Fair Value Measurements using
	Level I	Level II	Level III	Total Fair Value
December 31, 2011:

Assets at Fair Value:

Cemetery perpetual care and pre-need trust investments	$—	$7,543,702	$—	$7,543,702

Liabilities at Fair Value:

Non-controlling interest in pre-need trust investments	$—	$2,253,644	$—	$2,253,644

	Recurring Fair Value Measurements using
	Level I	Level II	Level III	Total Fair Value
June 30, 2011:

Assets at Fair Value:

Cemetery perpetual care and pre-need trust investments	$—	$7,421,635	$—	$7,421,635

Liabilities at Fair Value:

Non-controlling interest in pre-need trust investments	$—	$2,075,713	$—	$2,075,713

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Management’s discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company’s business and products, revenues, expenditures and operating and capital requirements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties.  Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company’s markets and customers, the Company’s objectives and plans for its future operations and products and the Company’s expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially for those discussed.  Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; customer preferences for death care services; conditions in the industries in which the Company operates, particularly the airline industry; the Company’s ability to win government contracts; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw material used in manufacturing certain of the Company’s products or services provided; capacity constraints limiting the production of certain products; changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels that may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash; requirements for unforeseen maintenance, repairs or capital asset acquisitions; difficulties or delays in the development, production, testing, and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the cost and effects of legal and administrative regulations and proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company’s SEC reports.  The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s liquidity needs arise from its debt service, working capital and capital expenditures.  The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, short term notes from officers, cash flow from operations and the offering of its subordinated debentures.  For the first six months of fiscal year 2012, the Company had a decrease in cash of $61,592 compared to a cash increase in the same period in fiscal year 2011 of $14,128. As of December 31, 2011, the Company had no cash equivalents.

During the six month period ended December 31, 2011, the Company recorded net income after taxes of $77,040. The Company’s net cash provided from operating activities was $297,112 in the first six months of fiscal year 2012 compared to net cash provided from operating activities of $11,813 in the same period in fiscal year 2011.  The increase provided from operating activities was primarily due to an increase in deferred revenue and decrease in inventories, partially offset by a reduction in accounts payable and an increase in accounts receivable.  During the first six months of fiscal 2012, cash used in investing activities was $217,782 primarily due to the purchase of equipment and net cash used in financing activities was $140,922 due to payments on debt to banks and short-term debt. The remaining increases and decreases in the components of the Company’s financial position reflect normal operating activity.

The Company had working capital of $1,944,909 at December 31, 2011, an decrease of $723,402 from June 30, 2011.  The decrease in working capital was primarily due to the officers’ debentures becoming due July 1, 2012.  Current assets amounted to $11,437,865 and current liabilities were $9,492,956, resulting in a current ratio of 1.20 to 1 at December 31, 2011. Long-term debt was $3,043,821 and equity was $1,599,367 at December 31, 2011. The Company’s present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for the first six months of fiscal year 2012 were $159,010 compared with $124,836 for the same period in fiscal year 2011.  The increase in investments reflect the Company’s increase in cash flow provided from operating activities. The Company anticipates that it will spend approximately $80,000 on additional capital expenditures during the final two quarters of fiscal year 2012 for technical manuals for aviation ground support operations and $50,000 for repairs on the mausoleums. The Company plans to finance these capital expenditures primarily through cash flows provided by operations.

The Company has three lines of credit facilities.  As of December 31, 2011, $1,710,845 of aggregate borrowing capacity of $2,100,000 was outstanding leaving available credit of $389,155.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operating needs.

INFLATION

Because of the relatively low levels of inflation experienced during the first half of this fiscal year, and as of December 31, 2011, inflation did not have a significant effect on the Company’s results in the first six months of fiscal year 2012.

RESULTS OF OPERATIONS
FIRST SIX MONTHS OF FISCAL YEAR 2012
COMPARED WITH FIRST SIX MONTHS OF FISCAL YEAR 2011

Cemetery Operations:

Revenue for the six months ended December 31, 2011 was $1,845,055, an increase of $257,042, or 16%, when compared to the six months ended December 31, 2010. The increase was primarily due to an increase in selection of higher sales packages of cemetery plots of $85,461 , markers of $14,146, foundations $23,371,  interment fees of $66,898, grave boxes of $38,348, mausoleum space of $9,965 and overtime of $13,550 in comparison to the prior year’s period.  The increase has been due to customers selecting packages at a higher rate than in the past, due to a new cemetery law which requires the next of kin to directly come out to the cemetery and make all selections whereby in the past the funeral director made the selections for the next of kin.

Cost of sales for the six months ended December 31, 2011 was $1,050,309, an increase of $85,025, or 9%, compared to the six months ended December 31, 2010. The increase was primarily due to increased sales, which increased marker costs of $38,054, and direct labor of $53,271, partially offset by reduced dirt hauling costs of $36,759. All other costs remained constant with the prior year’s period.  It is management’s opinion that costs will continue to increase in the future due to the increase in fuel, utilities, employee benefits and insurance expenses.

The resulting cemetery gross profit margin was 43% for the first six months of fiscal year 2012 versus 39% for the corresponding period in fiscal year 2011, representing a 4% increase.  The increase was caused by an increase in sales volume and sales prices, whereas most of the cost of goods sold is fixed except for the markers and grave liners. Sales prices have increased in the first six months of fiscal year 2012 as a result of customers purchasing higher priced sales packages.

Selling expenses for the six months ended December 31, 2011 were $161,480, an increase of $18,691, or 13%, when compared to the six months ended December 31, 2010.  The increase was due to a change in the allocation of payroll taxes to the sales department.

General and administrative expenses for the six months ended December 31, 2011, were $348,998, an increase of $67,905, or 24%, when compared to the six months ended December 31, 2010. The increase was primarily due to an increase in contributions of $14,613, office salaries for one more full time employee of $31,351 and the change in the allocation of payroll taxes of $23,231. All other costs remained constant with the prior year’s period.

Corporate:

General and administrative expenses for the six months ended December 31, 2011 were $146,431, a decrease of $52,402, or 26%, when compared to the six months ended December 31, 2010.  The decrease was primarily due to decrease in professional fees for accountants and attorneys of $20,632, consultants of $21,083 and related benefits to officer of $10,450.

Interest expense for the six months ended December 31, 2011 was $42,300, an increase of $731, or 2%, when compared to the six months ended December 31, 2010. The increase is due to a higher debenture balance.

Aviation Ground Support Operations:

Revenue for the six months ended December 31, 2011 was $4,115,709, a decrease of $2,851,719, or 41%, when compared to the six months ended December 31, 2010. The decrease was primarily due to decreased General Services Administration (GSA) contracts in which Stinar is the subcontractor, and the United States government stopping the shipment of all equipment due to the 2011 Ford chassis not being able to run on jet fuel.  The contracts now have been modified and production started again November 2011.

Cost of sales as a percentage of sales for the six months ended December 31, 2011 was 90%, or an increase of 1%, when compared to the six months ended December 31, 2010. The increase in costs of sales as percentage of sales was primarily due to the fixed costs associated with the operation of the plant and lower sales.

The resulting gross profit margin was 10% for the first six months of fiscal year 2011 versus 11% for the corresponding period in fiscal year 2010.  As noted above, this decrease was primarily due to under utilization of plant capacity.

Selling expenses for the six months ended December 31, 2011 were $68,744, a decrease of $18,449, or 21%, when compared to the six months ended December 31, 2010.  The decrease was primarily due to less outside sales commissions.

General and administrative expenses for the six months ended December 31, 2011, were $148,127, an increase of $12,656, or 9%, when compared to six months ended December 31, 2010.  The increase was primarily due to the use of an outside consultant for the electrical department.

Other (income) expense, which consists of interest expense and interest income, was a net expense of $191,162 for the six months ended December 31, 2011, a decrease of $10,301 or 5%, when compared to the six months ended December 31, 2010.  The decrease was due to less interest expense as a result of reduced levels of debt.

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2011
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2010

Cemetery Operations:

Revenue for the three months ended December 31, 2011 was $897,195, an increase of $149,085 or 20%, when compared to the three months ended December 31, 2010. The increase was primarily due to an increase in all revenue accounts, specifically, cemetery space ($73,126), interment fees of ($38,208) and markers of ($21,439). The Company’s management believes the increase in revenue is due customers selecting cemetery packages at a higher rate than in the past.

Cost of sales for the three months ended December 31, 2011 was $502,113, an increase of $3,862, or 1%, when compared to the three months ended December 31, 2010.

The resulting cemetery gross profit margin was 44% for the three months ended December 31, 2011 versus 33% for the corresponding period in the prior fiscal year, representing an 11% increase. The increase was due to customers purchasing cemetery packages with a higher gross profit margin than in the past.

Selling expenses for the three months ended December 31, 2011 were $93,357, a increase of $43,363, or 87%, when compared to the three-month period ended December 31, 2010.  The increase was primarily due to higher sales commissions and related payroll taxes as a result of the increased sales.

General and administrative expenses for the three months ended December 31, 2011 were $174,717, an increase of $56,818, or 48%, when compared to the three months ended December 31, 2010.  The increase was primarily due to increased donations and contributions of $15,165, increased office salaries of $16,378 for one additional full time employee, and the change in the allocation of payroll taxes. All other expenses remained constant in comparison to the prior year’s period.

Corporate:

General and administrative expenses for the three months ended December 31, 2011 were $73,934, a decrease of $31,862, or 30%, when compared to the three months ended December 31, 2010.  The decrease was primarily due to decreased professional fees from attorneys and accountants ($20,632), directors fees ($3,000), and consultant fees ($21,083).

Interest expense for the three months ended December 31, 2011 was $20,475, a decrease of $957 or 4%, when compared to the three months ended December 31, 2010. The decrease is due to lower short term debt.

Aviation Ground Support Operations:

Revenues for the three months ended December 31, 2011 were $2,045,567, a decrease of $1,757,397 or 46%, when compared to the three months ended December 31, 2010.  The decrease in revenue was primarily due to decreased government sales due to the fuel issue not being resolved until November.

Cost of sales for the three months ended December 31, 2011, were $1,601,640 a decrease of $1,766,359 or 52%, when compared to the three months ended December 31, 2010.  The decrease was primarily related to the decrease in sales.

The resulting gross profit margin was 22% for the three months ended December 31, 2011, compared to gross profit margin of 11% for the corresponding period in fiscal year 2010.  The increase of 11% is due to the mix of equipment being manufactured, efficiencies gained in the stairs department and a decrease in full time employees in drafting and engineering.

Selling expenses for the three months ended December 31, 2011 were $34,755, an increase of $9,728, or 39%, when compared to the three months ended December 31, 2010.  The increase is due to increased wages for the VP of sales and marketing.

General and administrative expenses for the three months ended December 31, 2011 were $80,804, an increase of $14,938, or 23%, when compared to the three months ended December 31, 2010.  The difference is primarily related to electrical consulting fees, and one additional full time office employee.

Interest expense for the three months ended December 31, 2011 was $106,765, an increase of $7,271, or 7%, when compared to the three months ended December 31, 2010.  The increase is primarily due to a higher debt balance with Ford Motor Credit.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosures because of the material weakness relating to internal controls that was described in Item 9a of the Company’s Form 10-K for the year ended June 30, 2011, filed October 13, 2011.

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

No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has concluded that the material weakness in internal control, as described in Item 9A of our Form 10-K for the year ended June 30, 2011, has not been fully remediated.  We are committed to implementing the necessary enhancements to our policies and procedures to fully remediate the material weakness discussed above.  Due to lack of sufficient capital, we expect the material weakness to continue until our capital needs are met.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The owners of 1,046,206 shares of common stock, or 73% of shares outstanding, were represented at the annual meeting of shareholders on December 16, 2011 at Faegre & Benson LLP, 2200 Wells Fargo Center, 90 South Seventh Street, Minneapolis, Minnesota.

Elected as directors of the Company, each receiving a minimum of 645,980 votes was:

645,980	Robert C. Harvey
645,980	Robert B. Gregor
645,980	Lester Lind
645,980	Pamela Whitney
645,980	Stewart Levin

In addition, the shareholders ratified the appointment of Moquist Thorvilson Kaufmann & Pieper LLC as the independent auditors of the Company for fiscal year 2012.  The vote was 1,045,186 in favor and 1,020 abstaining.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011:

1.1	Form of 9.00% Convertible Subordinated Debenture due July 1, 2012 (1)

3(i)	Amended and Restated Articles of Incorporation, as amended (2)

3(ii)	Amended and Superseding By-Laws of the Company, as amended (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL- Instance Document

101.SCH	XBRL- Taxonomy Extension Schema Document

101.CAL	XBRL- Taxonomy Extension Calculation Document

101.LAB	XBRL- Taxonomy Extension Linkbase Document

101.PRE	XBRL- Taxonomy Extension Presentation Document

(1)	Incorporated by reference to the like numbered Exhibit to the Company’s current report on Form 8-K filed with the Commission on February 7, 2011.

(2)	Incorporated by reference to the like numbered Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oakridge Holdings, Inc.

/s/ Robert C. Harvey
Robert C. Harvey
Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer

Date:  February 14, 2012

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	PAGE

1.1	Form of 9.00% Convertible Subordinated Debenture due July 1, 2012

3(i)	Amended and Restated Articles of Incorporation of the Company (incorporated by reference)

3(ii)	Amended and Superseding By-Laws of the Company, as amended	(incorporated by reference)

31	Rule 13a-14(a)/15d-14(a) Certifications	(filed electronically)

32	Section 1350 Certifications	(filed electronically)

100.INS	XBRL Instance Document

100.SCH	XBRL Taxonomy Extension Schema Document

100.CAL	XBRL Taxonomy Extension Calculation Document

100.LAB	XBRL Taxonomy Extension Linkbase Document

100.PRE	XBRL Taxonomy Extension Presentation Document