Form 10-Q
period 2012-03-31
OAKRIDGE HOLDINGS INC
filed 2012-05-14
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

☒ Yes ☐ No

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

Large Accelerated filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company _☒

(Do not check if a smaller reporting company)

OAKRIDGE HOLDINGS, INC.

FORM 10-Q

For the quarter ended March 31, 2012

PART I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements:	2

	(a) Condensed Consolidated Balance Sheets as of March 31, 2012 (unaudited) and June 30, 2011	2

	(b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited) and nine months ended March 31, 2012 and 2011 (unaudited)	4

	(c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 (unaudited)	6

	(d) Notes to Condensed Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17

ITEM 4.	Controls and Procedures	18

PART II.	Other Information	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2-4.	Not Applicable	18

ITEM 5.	Not Applicable	19

ITEM 6.	Exhibits	19

SIGNATURES		19

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2012 (unaudited)	2011 (audited)
ASSETS

Current assets:
Cash & cash equivalents	$553,191	$416,997
Restricted cash	86,836	89,857
Receivables, net	2,091,337	2,128,663
Inventories:
Production, net	7,145,754	7,535,252
Cemetery, mausoleum space and markers	607,448	599,445
Other current assets	95,978	44,835
Deferred income taxes	44,000	167,000
Total current assets	10,624,544	10,982,049

Property, plant and equipment:
Property, plant and equipment, at cost	7,096,295	6,822,008
Less accumulated depreciation	(4,705,443)	(4,519,040)
Property, plant and equipment, net	2,390,852	2,302,968

Other assets:
Preneed trust investments	2,230,832	2,075,713
Cemetery perpetual care trusts	5,486,409	5,345,922
Deferred income taxes	303,000	303,000
Deferred financing costs, net	47,749	53,556
Other	7,548	4,238
Total other assets	8,075,538	7,782,429

Total assets	$21,090,934	$21,067,446

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2012 (unaudited)	2011 (audited)

LIABILITIES

Current liabilities:
Lines of credit – bank	$1,710,845	$1,710,845
Accounts payable	1,293,065	1,456,555
Due to finance company	1,831,344	2,088,037
Accrued liabilities	882,720	785,566
Deferred revenue	1,767,390	1,697,935
Short-term notes payable – officers	300,000	300,000
Short-term notes payable – others	10,000	30,000
Debentures - officers	560,000	—
Current maturities of long-term debt	298,754	244,800
Total current liabilities	8,654,118	8,313,738

Long-term debt:
Long-term debt, net of current maturities	3,013,036	3,249,746
Debentures - officers	—	560,000
Non-controlling interest in pre-need care trust investments	2,230,832	2,075,713
Total long-term liabilities	5,243,868	5,885,459

Total liabilities	13,897,986	14,199,197

Non-controlling interest in trust investments	5,486,409	5,345,922

Stockholders’ equity:
Common stock	143,151	143,151
Additional paid-in-capital	2,028,975	2,028,975
Accumulated deficit	(465,587)	(649,799)
Total stockholders’ equity	1,706,539	1,522,327

Total liabilities and stockholders’ equity	$21,090,934	$21,067,446

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Revenue, net:
Cemetery	$815,743	$874,952	$2,619,963	$2,431,028
Aviation	2,949,638	3,492,900	7,065,347	10,460,328
Interest – Care Funds	33,403	19,907	74,238	51,844
Other	918	(85)	2,954	1,699
Total revenue	3,799,702	4,387,674	9,762,502	12,944,899

Operating expenses:
Cost of cemetery sales	526,643	504,094	1,576,952	1,469,378
Cost of aviation sales	2,644,717	3,216,145	6,329,588	9,428,768
Sales and marketing	64,229	87,199	294,453	317,181
General and administrative	269,733	261,271	913,289	876,668
Total operating expenses	3,505,322	4,068,709	9,114,282	12,091,995

Income from operations	294,380	318,965	648,220	852,904

Other income (expense):
Interest income	13,392	5,914	20,608	9,900
Interest expense	(127,600)	(107,440)	(361,616)	(351,032)
Total other expense	(114,208)	(101,526)	(341,008)	(341,132)

Income before income taxes	180,172	217,439	307,212	511,772

Income tax provision	73,000	85,000	123,000	200,000

Net income	$107,172	$132,439	$184,212	$311,772

4

Continued:	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net income per common share – basic	$.075	$.093	$.129	$.218

Weighted average number of common shares – basic	1,431,503	1,431,503	1,431,503	1,431,503

Net income per common share – diluted	$.045	$.055	$.084	$.140

Weighted average number of common shares outstanding – diluted	2,711,503	2,649,143	2,711,503	2,530,074

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2012	2011

Cash flows from operating activities:
Net income	$184,212	$311,772
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	199,346	201,138
Deferred income taxes	123,000	60,000
Receivables	37,326	(641,563)
Inventories	381,495	(732,640)
Prepaids & other assets	(54,453)	25,744
Accounts payable and due to finance company	(420,183)	1,212,177
Gains (losses) on non-controlling trust investments	(2,301)	7,802
Deferred revenue	69,455	(223,163)
Accrued liabilities	97,154	(3,914)

Net cash flows from operating activities	615,051	217,353

Cash flows from investing activities:
Purchases of non-controlling investments in trusts	(6,343,418)	(6,760,708)
Purchases of property and equipment	(281,423)	(159,804)
Sales of non-controlling investments in trusts	6,345,719	6,752,906
Restricted cash	3,021	(417)

Net cash flows used in investing activities	(276,101)	(168,023)

Cash flows from financing activities:
Increase in note payable - bank	—	200,000
Payments on short-term debt	(20,000)	(50,000)
Proceeds from issuance of long-term debt	—	105,000
Principal payments on long-term debt	(182,756)	(184,077)

Net cash flows from (used in) financing activities	(202,756)	70,923

Net change in cash and cash equivalents	136,194	120,253

Cash and cash equivalents:
Beginning of year	416,997	372,797

End of period	$553,191	$493,050

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011. Operating results for the nine-month period ended March 31, 2012 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the consolidated financial statements include but are not limited to accounts receivable, depreciation and accruals. Actual results could differ from those estimates.

2.	EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Accounting Standards Codification Topic 260- Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures. The following table presents the computation of basic and diluted EPS for the three and nine months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011

Income from continuing operations	$107,172	$132,439

Average shares of common stock outstanding used to compute basic earnings per common share	1,431,503	1,431,503

Additional common shares to be issued assuming exercise of stock options, and conversion of convertible debentures	1,280,000	1,217,640

Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period	$14,400	$14,400

Shares used to compute dilutive effect of stock options and convertible debentures	2,711,503	2,649,143

Basic earnings per common share from continuing operations	$0.075	$0.093

Diluted earnings per common share from continuing operations	$0.045	$0.055

	Nine Months Ended March 31,
	2012	2011

Income from continuing operations	$184,212	$311,772

Average shares of common stock outstanding used to compute basic earnings per common share	1,431,503	1,431,503

Additional common shares to be issued assuming exercise of stock options, and conversion of convertible debentures	1,280,000	1,098,571

Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period	$43,200	$43,200

Shares used to compute dilutive effect of stock options and convertible debentures	2,711,503	2,530,074

Basic earnings per common share from continuing operations	$0.129	$0.218

Diluted earnings per common share from continuing operations	$0.084	$0.140

3.	COMPREHENSIVE INCOME

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

The table below summarizes information about reported segments for the three and nine months ended March 31, 2012 and 2011:

NINE MONTHS ENDED

MARCH 31, 2012:

	Aviation Ground Support Equipment	Cemeteries	Corporate	Consolidation

Revenues	$7,065,347	$2,694,201	$2,954	$9,762,502

Depreciation and amortization	74,507	117,000	2,032	193,539

Gross Margin	735,759	1,117,249	2,954	1,855,962

Selling Expenses	102,128	192,325	—	294,453

General &
Administrative Expenses	210,395	480,487	222,407	913,289

Interest Expense	297,662	504	63,450	361,616

Interest Income	190	20,418	—	20,608

Income (loss) before Taxes	125,764	464,351	(282,903)	307,212

Capital Expenditures	236,094	44,759	570	281,423

Segment Assets:
Inventory	7,145,754	607,448	—	7,753,202
Property, Plant & Equipment, net	1,685,896	698,162	6,794	2,390,852

NINE MONTHS ENDED

MARCH 31, 2011:

	Aviation Ground Support Equipment	Cemeteries	Corporate	Consolidation

Revenues	$10,460,328	$2,482,872	$1,699	$12,944,899

Depreciation and amortization	80,608	117,000	3,530	201,138

Gross Margin	1,031,560	1,013,494	1,699	2,046,753

Selling Expenses	113,055	204,126	—	317,181

General &Administrative Expenses	194,382	433,889	248,397	876,668

Interest Expense	289,207	793	61,032	351,032

Interest Income	352	9,548	—	9,900
Income (loss) before Taxes	435,268	384,234	(307,730)	511,772

Capital Expenditures	91,395	60,176	8,233	159,804

Segment Assets:
Inventory	7,359,023	628,360	—	7,987,383
Property, Plant & Equipment, net	1,393,517	756,312	8,602	2,158,431

THREE MONTHS ENDED

MARCH 31, 2012:

	Aviation Ground Support Equipment	Cemeteries	Corporate	Consolidation

Revenues	$2,949,638	$849,146	$918	$3,799,702

Depreciation and amortization	30,107	39,000	500	69,607

Gross Margin	304,921	322,503	918	628,342

Selling Expenses	33,384	30,845	—	64,229

General &Administrative Expenses	62,268	131,489	75,976	269,733

Interest Expense	106,394	56	21,150	127,600

Interest Income	84	13,308	—	13,392

Income (loss) before Taxes	102,959	173,421	(96,208)	180,172

Capital Expenditures	120,936	907	1,899	123,742

THREE MONTHS ENDED

MARCH 31, 2011:

	Aviation Ground Support Equipment	Cemeteries	Corporate	Consolidation

Revenues	$3,492,900	$894,859	$(85)	$4,387,674

Depreciation and amortization	26,235	39,000	1,515	66,750

Gross Margin	276,755	390,765	(85)	667,435

Selling Expenses	25,862	61,337	—	87,199

General &Administrative Expenses	58,911	152,796	49,564	261,271

Interest Expense	87,533	444	19,463	107,440

Interest Income	141	5,773	—	5,914

Income (loss) before Taxes	104,590	181,961	(69,112)	217,439

Capital Expenditures	30,768	4,158	43	34,969

5.	FAIR VALUE MEASUREMENTS

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

Information regarding assets and liabilities measured at fair value on recurring basis as of March 31, 2012 and June 30, 2011, are as follows:

Recurring Fair Value Measurements using Fair Value at March 31, 2012

	Level I	Level II	Level III	Total Fair Value
Assets at Fair Value:

Cemetery perpetual care and pre-need trust investments	$—	$7,717,241	$—	$7,717,241

Liabilities at fair value:

Non-controlling interest in pre-need trust investments	$—	$2,230,832	$—	$2,230,832

Recurring Fair Value Measurements using Fair Value at June 30, 2011
	Level I	Level II	Level III	Total Fair Value
Assets at Fair Value:

Cemetery perpetual care and pre-need trust investments	$—	$7,421,635	$—	$7,421,635

Liabilities at fair value:

Non-controlling interest in pre-need trust investments	$—	$2,075,713	$—	$2,075,713

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, officers’ notes payable, cash flow from operations and the offering of its subordinated debentures. For the first nine months of fiscal year 2012, the Company had an increase in cash of $136,194 compared to a cash increase in the same period in fiscal year 2011 of $120,253. As of March 31, 2012, the Company had no cash equivalents.

During the nine-month period ended March 31, 2012, the Company recorded net income after tax of $184,212. The Company’s net cash from operating activities was $615,051 in the first nine months of fiscal year 2012 compared to net cash from operating activities of $217,353 in the same period in fiscal year 2011. The increase in net cash from operating activities was primarily due to a decrease in inventory. During the first nine months of fiscal 2012, cash used by investing activities was $276,101 primarily due to capital expenditures relating to; technical data manuals for new equipment being sold in the aviation segment and computer software and hardware for the cemetery segment. Net cash used in financing activities was $202,756 and primarily was used for the reduction of debt. The remaining increases and decreases in the components of the Company’s financial position reflect normal operating activity.

The Company had working capital of $1,970,426 at March 31, 2012, a decrease of $697,885 from June 30, 2011. The decrease in working capital was primarily due to the officer debentures of $560,000 being classified as a current liability. Current assets amounted to $10,624,544 and current liabilities were $8,654,118, resulting in a current ratio of 1.22 to 1 at March 31, 2012. Long-term debt was $3,013,036 and equity was $1,706,539 at March 31, 2012.

Capital expenditures for the first nine months of fiscal year 2012 were $281,423 compared with $159,804 for the same period in fiscal year 2011. These investments reflect the Company’s continuing program to achieve business growth, improve its properties, and improve productivity. The cemetery operations’ primary expenditure was for software and hardware for the computer system, mausoleum repairs and shop equipment being upgraded. The aviation ground support operations’ primary expenditure was for technical data manuals for new equipment being sold. The Company anticipates that it will spend approximately $10,000 on capital expenditures during the final quarter of fiscal year 2012 for technical data manuals for new aviation ground support equipment to be sold. The Company plans to finance these capital expenditures primarily through cash flows provided by operations.

The Company has three line of credit facilities. As of March 31, 2012, $1,710,845 of aggregate borrowing capacity of $2,100,000 was outstanding, leaving available credit of $389,155.

The Company believes that its current financial position, remaining debt capacity and ability to issue subordinated debentures should enable it to meet its current and future capital requirements.

INFLATIION

Because of the relatively low levels of inflation experienced the first nine months of this fiscal year, and as of March 31, 2012, inflation did not have a significant effect on the Company’s results in the first nine months of the year.

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL YEAR 2012
COMPARED WITH FIRST NINE MONTHS OF FISCAL YEAR 2011

Cemetery Operations:

Revenue for the nine months ended March 31, 2012 was $2,694,201, an increase of $211,329, or 8%, when compared to the nine months ended March 31, 2011. The increase was primarily due to the increase in marker ($179,059) and foundations revenue ($37,179). All other revenue accounts remained stable compared to the prior period.

Cost of sales for the nine months ended March 31, 2012 was $1,576,952, an increase of $107,574, or 7%, compared to the nine months ended March 31, 2011. During the nine months ended March 31, 2012, the primarily increase was in general insurance of $39,542, markers of $31,935, and wages of $67,581. All other expenses in cost of sales either decreased or remained constant. The increases in markers was due to increased sales, general insurance increased due to the increase in workers compensation costs, and wages due to having more full time employees and rate increases in accordance with the union contract.

The resulting cemetery gross profit margin was 41.5% for the first nine months of fiscal year 2012 versus 40.8% for the corresponding period in fiscal year 2011, representing a 0.7% increase as a percent of sales. The increase was caused by an increase in markers and foundation sales, which have higher gross profit margins and an increase in sales prices during the 2012 period.

Selling expenses for the nine months ended March 31, 2012 were $192,325, a decrease of $11,801, or 5.8%, when compared to the nine months ended March 31, 2011. The decrease was due to lower pre-need sales commissions.

General and administrative expenses for the nine months ended March 31, 2012, were $480,487, an increase of $46,598, or 10.7%, compared to the nine months ended March 31, 2011. The increase was primarily due to increases in contributions and donations of $14,771, depreciation of $9,000, office wages of $10,575, environmental regulations of $3,629, telephone expenses of $3,861 and utilities expense of $5,197, whereas health insurance decreased $10,185, and all other expense changes were immaterial.

Corporate:

Revenue for the nine months ended March 31, 2012 was immaterial.

General and administrative expenses for the nine months ended March 31, 2012 was $222,407, a decrease of $25,990, or 11%, when compared to the nine months ended March 31, 2011. The decrease was primarily due to a decrease in legal fees of $18,770, and transfer agent expense of $7,425. Legal expenses decreased because of no legal needs, and transfer agent decreased because of no new regulations.

Interest expense for the nine months ended March 31, 2012 was $63,450, an increase of $2,418, or 4%, when compared to the nine months ended March 31, 2011. The increase is due to greater debenture debt for the 2012 period.

Aviation Ground Support Operations:

Revenue for the nine months ended March 31, 2012 was $7,065,347, a decrease of $3,394,981, or 32%, when compared to the nine months ended March 31, 2011. The decrease was primarily due to decreased GSA contracts in which Stinar is the subcontractor and due to the United States government stopping the shipment of all equipment in the first four months of the fiscal year due to the 2011 Ford chassis not being able to run on jet fuel. The contract has since been modified and production started up again in November 2011.

Cost of sales was $6,329,588, or 89.6% as a percentage of sales, for the nine months ended March 31, 2012, compared to $9,428,768, or 90.1% as a percentage of sales, for the nine months ended March 31, 2011.

The resulting gross profit margin was 10.4% for the first nine months of fiscal year 2012 compares favorably with the 10% margin for the corresponding period in fiscal year 2011.

Selling expenses for the nine months ended March 31, 2012 were $102,128, a decrease of $10,927, or 9.7%, when compared to the nine months ended March 31, 2011. The decrease was primarily due to a decrease in outside sales commissions to international agents.

General and administrative expenses for the nine months ended March 31, 2012 were $210,395, an increase of $16,013, or 8.2%, when compared to nine months ended March 31, 2011. The increase was primarily due to fines and penalties for using Ford chassis that will not operate on jet fuel.

Other expenses, which consist of interest expense and interest income, for the nine months ended March 31, 2012, were a combined expense of $297,472, an increase of $8,617, or 3%, when compared to the nine months ended March 31, 2011. The increase was primarily due to greater debt to finance inventory and work in process.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2011

Cemetery Operations:

Revenue for the three months ended March 31, 2012 was $849,146, a decrease of $45,713, or 5.1%, when compared to the three months ended March 31, 2011. The decrease was primarily due to a decrease in two revenue accounts, specifically, grave liners ($121,153) and interment fees ($123,439), whereas markers sales increased $164,911. The Company’s management believes the decrease in revenue is due to customers selecting cemetery packages at a lower rate than in the past.

Cost of sales for the three months ended March 31, 2012 was $526,643, an increase of $22,549, or 4.5%, when compared to the three months ended March 31, 2011. The increase was primarily due to one more full time maintenance employee and related benefits and payroll costs, and the addition of seasonal employees due to the earlier spring.

The resulting cemetery gross profit margin was 38% for the three months ended March 31, 2012 versus 44% for the corresponding period in fiscal year 2011. The change was due to less at need burials in comparison to fiscal year 2011 and increased labor costs.

Selling expenses for the three months ended March 31, 2012 were $30,845, a decrease of $30,492, or 50%, when compared to the three-month period ended March 31, 2011. The decrease was primarily due to decreased sales commissions ($23,626) and related payroll taxes ($15,683), whereas health insurance increased $11,502 due to the hiring of two full time employees.

General and administrative expenses for the three months ended March 31, 2012 were $131,489, a decrease of $21,307 when compared to the three months ended March 31, 2011. The decrease was primarily due to decreases in computer consulting costs of $5,502, management and office salaries of $12,115 and most other accounts decreasing slightly.

Corporate:

Revenue for the three months ended March 31, 2012 was immaterial.

General and administrative expenses for the three months ended March 31, 2012 were $75,976, an increase of $26,412, or 53%, when compared to the three months ended March 31, 2011. The increase was primarily due to an increase in professional fees of $26,557 associated with addressing a Securities and Exchange Commission comment letter during the three months ended March 31, 2012 and hiring of outside consultants to file the XBRL Security and Exchange Commission filings.

Interest expense for the three months ended March 31, 2012 was $21,150, an increase of $1,687, or 9%, when compared to the three months ended March 31, 2011. The increase is due to an overall increase in debt.

Aviation Ground Support Operations:

Revenues for the three months ended March 31, 2012 were $2,949,638, a decrease of $543,262, or 16%, when compared to the three months ended March 31, 2011. The decrease in revenue was primarily due to decreased equipment sales to the government.

Cost of sales for the three months ended March 31, 2012, was $2,644,717, a decrease of $571,428, or 18%, when compared to the three months ended March 31, 2011. The decrease was primarily due to decreased sales and related costs to manufacture goods for those sales.

The resulting gross profit margin was 10% for the three months ended March 31, 2012 versus 8% for the corresponding period in fiscal year 2011. The increase was due to less purchases of Ford chassis for production, which has a higher cost to sales ration.

Selling expenses for the three months ended March 31, 2012 were $33,384, an increase of $7,522, or 29%, when compared to the three months ended March 31, 2011. The increase was primarily due to increased salaries.

General and administrative expenses for the three months ended March 31, 2012 were $62,268, an increase of $3,357, or 6%, when compared to the three months ended March 31, 2011. The increase was primarily due to an increase in bad debts.

Interest expense for the three months ended March 31, 2012 was $106,394, an increase of $18,861, or 22%, when compared to the three months ended March 31, 2011. The increase was attributable to an increased debenture balance.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	Unregistered Sales of Equity SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2012:

1.1	Form 9.0% Convertible Subordinated Debenture due July 1, 2012 (1)

3(i)	Amended and Restated Articles of Incorporation, as amended (2)

3(ii)	Amended and Superseding By-Laws of the Company, as amended (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	Interactive data files pursuant to Rule 405 of Regulation S-T

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

Oakridge Holdings, Inc.

/s/ Robert C. Harvey
Robert C. Harvey
Chief Executive Officer
and Chief Financial Officer

Date: May 14, 2012

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	PAGE

1.1	Form 9.0% Convertible Subordinated Debenture due July 1, 2012	(incorporated by reference)

3(i)	Amended and Restated Articles of Incorporation of the Company	(incorporated by reference)

3(ii)	Amended and Superseding By-Laws of the Company, as amended	(incorporated by reference)

31	Rule 13a-14(a)/15d-14(a) Certifications	(filed electronically)

32	Section 1350 Certifications	(filed electronically)

101	Interactive data files pursuant to Rule 405 of Regulation S-T	(filed electronically)

