Form 10-K
period 2012-06-30
OAKRIDGE HOLDINGS INC
filed 2012-10-16
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended June 30, 2012

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____to _____

Commission file number 0-1937

OAKRIDGE HOLDINGS, INC.
(Name of small business issuer as specified in its charter)

Minnesota
(State or other jurisdiction of incorporation or organization)

41-0843268
(I.R.S. Employer Identification No.)

400 West Ontario Street
Unit 1003
Chicago, IL 60654
(Address of principal executive offices)(Zip code)

312-505-9267
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Exchange Act: None

Securities registered pursuant to Section 12 (g) of the Exchange Act:

Common Stock, Par Value $.10 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]                                                         No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]                                                         No [X]

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

Yes [   ]                                                         No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [   ]

Indicate by check mark, whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 or the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]                                                         No [X]

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $572,601.

The number of shares outstanding of Registrant’s common stock on October 12, 2012, was 1,431,503.

Documents Incorporated by Reference: The information set forth in Part III of this Report is incorporated by reference to the Registrant’s definitive proxy statement for the 2011 annual meeting of stockholders, which will be filed no later than 120 days after June 30, 2012.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Form 10-K contains certain forward-looking statements. Forward-looking statements do not relate strictly to historical or current facts, but rather give our current expectations or forecasts of future events. Forward-looking statements may be identified by their use of words such as “plans,” “expects,” “may,” “will,” “anticipates,” “believes” and other words of similar meaning. Forward-looking statements may address, among other things, the Company’s strategy for growth, product development, regulatory changes, the outcome of contingencies (such as legal proceedings), market position, expenditures and financial results. Forward-looking statements are based on current expectations of future events. Forward-looking statements involve risks and uncertainties, and actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products or services provided; capacity constraints limiting the production of certain products; changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash; requirements for unseen maintenance, repairs or capital asset acquisitions; difficulties or delays in the development, production, testing and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.

PART I

ITEM 1: BUSINESS

GENERAL

Oakridge Holdings, Inc. and its subsidiaries, collectively, are called the “Company” or “Oakridge,” and all references to “our,” “us” and “we” refer to Oakridge Holdings, Inc. and its subsidiaries, collectively, unless the context otherwise requires. The Company has two business segments – cemeteries and aviation ground support equipment.

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

On June 29, 1998, the Company acquired substantially all of the assets of Stinar Corporation, a Minnesota corporation. Stinar Corporation has been in business for 67 years and is an established international manufacturer, and its products are used by the airline support equipment industry.

Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies and airports. These products are sold and marketed through our technically oriented sales staff as well as through independent distributors and sales representatives. Approximately 66% of Stinar’s revenues in the year ended June 30, 2012 were generated by contracts with the U.S. military, 1% were generated internationally and 33% were generated in the United States from non-governmental sales.

All references to years are to fiscal years ended June 30, unless otherwise stated.

CEMETERY OPERATIONS OVERVIEW

Through two wholly owned subsidiaries, Oakridge Cemetery (Hillside), Inc. and Glen Oak Cemetery, Inc., the Company operates two adjacent cemeteries in Hillside, Illinois. The cemetery operations are discussed on a consolidated basis, and the Company makes no functional distinction between the two cemeteries, except where noted.

Together the cemeteries comprise 176.7 total acres of real estate, of which 12.8 acres are used for interior roads and other improvements. The remaining 163.9 acres contain 137,000 burial plots, of which 27,208 are in inventory, with 975 niches and 3,190 crypts, of which 118 niches and 313 crypts were in inventory. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 35- and 40-year supply, based on current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing interment services, burial plots and crypts, the Company sells cremation services and has a chapel in the mausoleum.

CEMETERY INDUSTRY

Cemetery companies provide products and services to families in two principal areas: (i) disposition of remains, either through burial or cremation; and (ii) memorialization, generally through monuments, markers or inscriptions. The cemetery industry in the United States is characterized by the following fundamental attributes:

OVERVIEW. The United States death care industry is estimated to have generated approximately $12 billion of revenue according to the Senate Special Committee on Aging hearing in 2000. During most of the 1990’s, there was a trend of family-owned businesses consolidating with larger organizations. However, this trend slowed in the late 1990’s and the industry continues to be characterized by a larger number of locally-owned, independent operations. There are approximately 115,000 cemeteries, 1,155 crematories and 300 casket stores (neither funeral homes or cemeteries in the United States. The market share of a single cemetery in any community is a function of the name, reputation, and location of the cemetery, although competitive pricing, professional service and attention, and well-maintained grounds are important. It is estimated that there are approximately 1,000 combination funeral home/cemetery operations in the death care industry. The projected increase in national death rates, although slowed by better health care and increased life expectancies, has been a factor in an increased interest in the death care industry by investors, large chains, and third-party sellers.

HERITAGE AND TRADITION. Cemetery businesses have traditionally been transferred to successive generations within a family and in most cases have developed a local heritage and tradition that afford an established cemetery a local franchise and provide the opportunity for repeat business. In addition, an established firm’s backlog of pre-need cemetery and mausoleum spaces provides a base of future revenue. In many cases, personnel who have left public companies start these new independent businesses or family-owned businesses. Often, such businesses are attempting to build market share by competing on price rather than heritage and tradition.

NEED FOR PRODUCTS AND SERVICES; INCREASING NUMBER OF DEATHS. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady pace over the long term as the baby boom generation becomes older. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase from approximately 2.4 million in 2004 to 3.2 million in 2025. Moreover, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population 50 years of age or older is expected to increase from 76.1 million in 2000 to 97.1 million in 2010. The Company believes that the aging of the population is particularly important because it expands the Company’s target market for pre-need services and merchandise as older persons, especially those over 50 years of age, are most likely to make pre-need cemetery arrangements.

PRE-NEED MARKETING. In addition to sales at the time of death, or on an “at-need” basis, death care products and services are being sold prior to the time of death, or on a “pre-need” basis. We are actively marketing pre-need products and services, which provide a backlog of future services.

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

The Company’s investments held in trust are invested in securities, which could be affected by financial market conditions that are beyond its control.

The Company’s revenue is impacted by the land trusts’ net realized interest income, which the Company recognizes to the extent of allowed reimbursement received monthly, which is used to perform cemetery maintenance services. The level of trust income is largely dependent on yields on trust investments made with trust funds, which are subject to financial market conditions and other factors that are beyond the Company’s control. Trust earnings are also affected by the mix of fixed income and equity securities the trustee chooses to maintain in the trust funds, and the trustee may not choose the optimal mix for any particular market condition. If earnings from the trust decline, the Company would likely experience a decline in future revenue and cash flow. In addition, if the trust funds experienced significant investment losses, there would likely be insufficient funds in the trusts to cover costs of delivering services and merchandise or maintain the grounds of the cemeteries in the future. The Company would have to cover any such shortfalls with cash flow from operations, which could adversely affect its ability to service debt.

The level of pre-need sales is dependent upon the size and experience of the Company’s sales force. The Company cannot assure that it will continue to be successful in recruiting and retaining qualified sales personnel. In addition, depending on the terms of the contract, pre-need sales have the potential to have an initial negative impact on cash flows because of commissions paid on the sales and the portion of the sales proceeds required to be placed into the trust. A weakening economy that causes customer families to have less discretionary income could cause a decline in pre-need sales.

Declines in the number of deaths in the Chicago market can cause a decrease in revenues. Changes in the number of deaths are not predictable from one month to the next or over a short term.

The costs of operating and maintaining the Company’s facilities, land and equipment, regardless of the number of interments performed, are fixed. Because the Company cannot necessarily decrease the costs when it experiences lower sales volumes, a decline in sales may cause gross margins, profits and cash flows to decline at a greater rate than a decline in revenue.

STINAR OPERATIONS OVERVIEW

Stinar provides products and services to the aviation industry in three principal areas: (i) sales of new equipment manufactured for maintaining, servicing and loading of airplanes; (ii) sales of parts for equipment sold in the past; and (iii) repair of equipment.

Principal products of Stinar include the following:

Truck-mounted stairways and push stairs for loading aircraft; lavatory trucks and carts, water trucks, bobtails, and catering trucks for servicing aircraft; cabin cleaning trucks, maintenance hi-lifts, and turbo oilers for maintaining aircraft; and other custom built aviation ground support equipment used by airports, airlines and the military. Stinar also provides service and repairs on other vendors’ equipment and equipment it has sold.

Stinar sells its products to airports, airlines, and government and military customers in the United States. In 2012, nongovernmental U.S. sales comprise approximately 33%, U.S. government and military sales approximately 66%, and international sales approximately 1% of Stinar’s annual revenues.

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

SIZE AND GROWTH TRENDS. The aviation ground support industry appears to be taking on the characteristics of a shrinking and declining industry over the next couple of years. Given the weakness of the four main indicators (aircraft movements, aircraft delivery rates, price of fuel and airport construction/capacity improvement) of the industry’s health, as well as the continuing decline in markets for import and export, the world market for purchases of new aviation ground support equipment is expected to decline drastically due to most airlines downsizing operations and many large domestic carriers having filed for bankruptcy protection over the last several years.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The following table summarizes the assets, revenues and operating profit or loss attributable to the Company’s two industry segments for the date and periods indicated. The term “operating profit (loss)” represents revenues less all operating expenses. Management evaluates the performance of the Company’s business segments and allocates resources to them based on operating profit or loss. Operating expenses of a business segment do not include corporate interest expense, corporate income or expense, or taxes on income.

For the fiscal years ended June 30,	2012	2011

Revenues:
(1) Aviation	$9,872,259	$13,246,884
(2) Cemetery	$3,442,466	$3,252,807

Operating profit:
(1) Aviation	$(668,734)	$351,112
(2) Cemetery	$455,656	$377,914

Identifiable assets:
(1) Aviation	$9,183,873	$11,373,908
(2) Cemetery	$14,438,294	$13,794,977

REGULATIONS

CEMETERY OPERATIONS. The Company is regulated primarily on a state level, with the state requiring licensing for cremations. The state regulates the sale of pre-need services and the administration of any resulting trusts. The laws are complex, are subject to interpretations by regulators, and are subject to change from time to time. Non-compliance with these regulations can result in fines or suspension of licenses required to sell pre-need services and merchandise.

The Company’s operation must comply with federal legislation, including the laws administrated by the Occupational Safety and Health Administration, the Americans with Disabilities Act and the Federal Trade Commission (“FTC”) regulations.

The Company’s operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities.

The Company believes that it complies in all material respects with the provisions of the laws and regulations under which it operates. There are no material regulatory actions pending.

STINAR OPERATIONS. Stinar is required to comply with competitive bidding and other requirements in cases where it sells to local, state, or federal governmental customers. The costs and effects of complying with these requirements do not have a material impact on the financial results of the Company.

BOTH COMPANIES. The Company holds all governmental licenses necessary to carry on its business, and all such licenses are current. Both segments are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the Unites States Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and similar state statutes require us to organize information about hazardous materials used or produced in our operations. Certain portions of this information must be provided to employees, state and local governmental authorities, and local citizens.

COMPLIANCE WITH ENVIRONMENTAL LAWS

CEMETERY OPERATIONS. The Company’s operations are subject to numerous environmental laws, regulations and guidelines adopted by various governmental authorities in the state of Illinois and Cook County. On a continuing basis, management business practices are designed to assess and evaluate environmental risks and, when necessary, conduct appropriate corrective measures. Liabilities are recorded when known or considered probable and reasonably estimable.

The Company provides for environmental liabilities using its best estimates, but actual environmental liabilities could differ significantly from these estimates.

STINAR CORPORATION. Stinar owns a 43,271 square foot manufacturing facility located on approximately 7.875 acres of land (the “Stinar Facility”) in an industrial park in Eagan, Minnesota, a suburb of St. Paul, Minnesota. Prior to the acquisition of the Stinar Facility, Stinar and the Company obtained a Phase I environmental assessment of the Stinar Facility. This Phase I environmental assessment suggested the need for additional study of the Stinar Facility. In addition, the Phase I assessment suggested that certain structural improvements be made to the Stinar Facility. Accordingly, two additional Phase II environmental assessments were performed and revealed the presence of certain contaminants in the soil around and under the building located on the Stinar facility.

Subsequent to the completion of the Phase II environmental assessments and completion of the structural improvements to the building, the Company and Stinar requested and obtained a “no association” letter from the Minnesota Pollution Control Agency (“MPCA”) stating that, provided that certain conditions set forth in the no association letter are met, the Company and Stinar will not be deemed responsible for contamination that occurred at the Stinar Facility prior to the purchase of the assets of Stinar by the Company. The structural improvements recommended by the Company’s environmental consulting firm have been completed, and the contaminated soil has been removed and transferred from the property. As a result, MPCA issued the no association letter.

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

PERPETUAL CARE FUNDS. Under Illinois law, the Company is required to place a portion of all sales proceeds from cemetery lots, niches and crypts in a trust fund for perpetual care of the cemeteries. Pursuant to these laws, the Company deposits 15% of the revenues from the sale of grave spaces and 10% of revenues from the sale of mausoleum space into a perpetual care fund. The income from these perpetual care trusts provides the funds necessary to maintain cemetery property and memorials in perpetuity. The trust fund income is recognized, as earned, in the cemetery revenues. While we are entitled to withdraw the income earned from our perpetual care trust to provide for the maintenance of the cemetery property and memorials, we are not entitled to withdraw any of the principal balance of the trust fund and, therefore, the principal balance is reflected on the Company’s balance sheet as an asset and liability.

COMPETITION

Factors determining competitive success in Oakridge’s business segments include price, service, location, quality and technological innovation. Competition is strong in all markets served.

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

STINAR CORPORATION. The aviation ground support equipment business is extremely fragmented and diverse. The purchasers of the types of equipment manufactured by Stinar tend to be long-standing, repeat customers of the same manufacturers, with quality, reliability, pricing, warranties, after market service and delivery being the key factors cited by customers in selecting an aviation ground support equipment supplier. Accordingly, while the market for Stinar equipment is competitive, the Company believes that Stinar’s reputation for quality and reliable equipment and the industry’s familiarity with Stinar puts it on equal footing with its competitors. Major domestic competitors include Global Ground Support, LLC in catering equipment; Lift-A-Loft Corporation and NMC-Wollard in passenger stairs; Lift-A-Loft Corporation, NMC-Wollard and Phoenix Metal Products in lavatory and water carts; and Tesco Equipment Corporation, Lift-A-Loft corporation and NMC-Wollard in hi-lift equipment. International competitors include Mullaghan Engineering and TLD, Inc. in catering equipment and stairs, and Accessair Systems, Inc. and Vestergaard Company, Inc. in water and lavatory carts.

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

STINAR CORPORATION. The chief method of marketing Stinar’s equipment is through one-on-one customer contact made by sales employees of Stinar and manufacturers’ representatives under contract with Stinar. Stinar’s customers report that Stinar has a reputation in the commercial aviation industry for manufacturing high-quality, reliable equipment. Stinar intends to capitalize on this reputation in the domestic airline industry by making frequent sales calls on customers and potential customers and by reducing the amount of time needed to complete customer orders. Stinar has also engaged manufacturers’ representatives to assist it in increasing sales to overseas markets.

CREDIT POLICIES

Neither of the Company’s business segments generally extends long-term credit to customers.

INTERNATIONAL

Stinar’s sales to customers outside the United States represented approximately 1% and 11% of Stinar’s net sales in 2012 and 2011, respectively. Products are manufactured and marketed through the Company’s sales department and sales representatives around the world.

OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS. The cemetery operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to understanding the Company’s business.

STINAR CORPORATION. The Company believes that its business is highly dependent upon the profitability of its customers in the airline and air cargo markets, and therefore, the Company’s profitability is affected by fluctuations in passenger and freight traffic and volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. Sales to the United States government also expose Stinar to government spending cuts and/or temporary shutdown of the government due to debt limits. The United States Air Force, which historically has been a major purchaser of the Company’s equipment, is dependent upon governmental funding approvals. Significant changes in raw material prices, such as steel and chassis, will also continue to impact our results. As of October 12, 2012, the Company had approximately a $9,000,000 backlog. The backlog is due to two five-year GSA contracts with the United States Air Force and commercial sales in the United States.

The diversity of Stinar’s customer base and equipment lines helps mitigate the risks of Stinar’s business, as does the growing importance of marketing internationally, which provides Stinar with an additional customer base not influenced as greatly by U.S. economic conditions or U.S. politics. We will also focus on key risk factors when determining our overall strategy and making decisions for allocating capital. These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment.

The Company does not believe that the present overall rate of inflation will have a significant impact on the business segments in which it operates.

EMPLOYEES

As of June 30, 2012, the Company had 109 full-time and 15 part-time or seasonal employees. Of these, the Company employed 91 full-time employees and 1 part-time employee in the aviation segment and 18 full-time and 14 part-time or seasonal employees in the cemeteries segment.

The cemetery segment employees are represented by Local #1 of the Services Employees International Union, AFL-CIO, whose contract expires February 28, 2013.

A union does not represent the aviation segment employees, and the Company considers its labor relations to be good.

ITEM 1A: RISK FACTORS.

Not applicable to small reporting companies.

ITEM 1B: UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2: PROPERTIES.

The Company’s executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60654.

The cemetery segment principal properties are located at Roosevelt Road and Oakridge Ave., Hillside, Illinois. The two cemeteries comprise 176.7 acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The cemeteries have two mausoleums, an office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum is in fair shape with major work being required on all outside walls of the mausoleum to prevent water from leaking into the mausoleum crypts. The Company expects the walls will require approximately $200,000 to $300,000 of repairs which started in 2010 and should be finished in 2014. The Company expects to finance these repairs with cash flow from its cemetery business segment. All other buildings are in fair shape and will require minimum repairs.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota, located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. The term note payable secured by the facility was refinanced in May 2008 for $2,100,000 with monthly payments of principal and interest totaling $17,060 and a final balloon payment of $1,826,000 due in May 2013, assuming no pre-payments. The condition of the manufacturing facility and office space is fair and will require minimum improvements in the foreseeable future at an estimated cost of $200,000 that the Company expects to finance with cash flow from its two business segments. Management reviews insurance policies annually and believes that all of its properties are adequately insured. The Company is in the process of refinancing the debt before the final balloon payment due in May 2013. The Company expects that this refinancing will be in place before the end of calendar year 2012.

ITEM 3: LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the Company. As of June 30, 2012, there were no legal proceedings in either business.

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

ITEM 4: MINE SAFERTY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading in the Company’s common stock is in the over the counter market, primarily through listings in the National Quotation Bureau “pink sheets,” although the market in the stock is not well established. The Company’s trading symbol is (OKRG.OB). The table below sets forth the range of high and low bid prices for our common stock for each quarter within the two most recent fiscal years. Prices used in the table were reported to the Company by National Quotation Bureau, Inc. These quotations represent inter-dealer prices, without retail markup or commission, and may not necessarily represent actual transactions.

FISCAL YEAR	2012		2011
	Low	High	Low	High
First Quarter	$.50	$.60	$.36	$.40
Second Quarter	$.35	$.60	$.36	$.40
Third Quarter	$.35	$.40	$.40	$.65
Fourth Quarter	$.40	$.40	$.40	$.58

As of October 12, 2012, there were 1,431,503 shares of Oakridge Holdings, Inc. common stock outstanding. The common stock shares outstanding are held by approximately 1,500 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 1,500 beneficial owners of the common stock.

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

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2012

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from its two business segments to meet operating needs, fund debt service, and fund capital requirements. The cemetery and Stinar operations did provide sufficient cash during fiscal year 2012 to support day-to-day operations, current debt service, and capital expenditures. Assuming the successful refinancing of certain Stinar debt, the Company expects that cemetery and Stinar operations will provide sufficient cash during the next five years to cover all debt requirements and operational needs.

Stinar has a $660,845 line of credit to finance non-foreign accounts receivable, expiring in October 2012 and also a $1,000,000 line of credit to finance foreign accounts receivable and related inventories. Additionally, Stinar has a $2,000,000 term loan to finance inventories that matures in May 2018. During 2008, 2010 and 2012, the Company issued convertible subordinated debentures in the aggregate principal amount of $555,000 to certain individuals who are officers or directors of the Company. During 2010, $20,000 of the debentures were satisfied. On July 1, 2010, $485,000 of the debentures initially due July 1, 2010, were modified, whereby the conversion rate of the debentures was revised from $0.90 to $0.50 per share (fair value of the Company’s common stock at July 1, 2010 was $0.38 per share) and the maturity date was extended from July 1, 2010 to July 1, 2012. On November 12, 2010, an outside investor purchased $30,000 of a debenture and in February 2011 another $75,000 of the debentures were purchased by an officer and a director of the Company. On July 1, 2012, all convertible debentures were modified, whereby the conversion rate of the debentures was revised from $ .50 to $ .40 per share (fair value of the Company’s common stock at July 1, 2012 was $.40 per share) and the maturity date was extended from July 1, 2012 to July 1, 2014, at which time the Company expects to be able to pay all amounts under the debentures or to be able to extend the debentures’ maturity date.

The cemetery operations expect to hire no full-time sales employee during 2013, and the Company expects no changes in parttime or seasonal employees.

The Company’s five year business plan calls for approximately $1,100,000 in capital expenditures which started in 2012. The cemetery operations’ capital expenditures are expected to be approximately $600,000 under the five-year plan. The funds are planned to be used for building improvements for the Oakridge cemetery mausoleum, increasing inventory of niches and crypts in mausoleums and outdoors, computer software and hardware equipment, ground improvements and ground equipment. Repairs for the mausoleum, originally estimated at $200,000 to $300,000, will continue in the spring of 2013 and 2014. The Company expects to spend approximately $200,000 in 2013 on its cemetery operations for repairs on the front building of mausoleum, lawn mowers and gator utility vehicles for the grounds. The cemeteries’ capital expenditures for 2012 were $49,000 and were primarily used for the following: $9,000 for a lawn mower repair stand, various pump’s and various equipment for the grounds, $1,000 for drum assembly for cremations, and $31,000 for tuck point, roof repairs and wall repairs to the two

Stinar’s capital expenditures are expected to be approximately $500,000 under the five-year plan. The funds are planned to be used for improvements of the manufacturing plant and office, technical manuals and drawings packages for the building of new first time equipment, plant and office equipment, and computer software and hardware. These expenditures are expected to take place evenly over the five-year plan. Stinar’s capital expenditures for 2012 were $203,000 with $87,000 for in-house technical drawings and electrical schematics to build new and existing equipment, $4,000 for software and hardware equipment, $82,000 for machinery and shop equipment (including $58,000 for new stairs and hi-lift jigs, $7,000 for a welder and $5,000 for a used fork lift), and $15,000 for building improvements and $6,000 for office copier equipment. The Company expects to spend approximately $50,000 in 2013 for Stinar’s capital expenditures.

RESULTS OF OPERATIONS – 2012

CEMETERY OPERATIONS: In 2012, cemetery revenue increased $189,659, or 6%, compared to 2011. The increase was due to an increase in marker sales of $231,989, cemetery plot sales of land of $66,998, foundations of $35,769, overtime of $18,250, vault sealing fees of $10,550 and carefund income increased $15,560. The decrease in revenue accounts were grave boxes of $115,289 and interment fees of $79,389. All other sales account changes were immaterial. The increase in sales were primarily driven by a new cemetery law instituted by the State of Illinois that now requires all families to come out to the cemetery to arrange the funeral, whereby in the past the funeral director made all arrangements. In having the families present at the cemetery, the cemeteries are getting more up-selling opportunities which increased the sales of markers, which results in an increase in the sales of foundations, higher selection of land sales and results in more funerals taking place on Saturday. A higher number of funerals taking place on Saturday resulted in an increase in the overtime revenue. The overall total funerals decreased, which caused the decrease in grave boxes and interment fees.

Cost of goods sold in 2012 was $2,088,974, an increase of $89,127, or 4%, compared to 2011. In 2012, cost of goods sold was 61% of revenue, or constant with 2011. The increase in cost of sales related to an increase in markers of $52,432, general insurance of $43,368 and payroll and related payroll taxes of $65,912. The decreases in cost of sales consisted of health insurance of $20,932, utilities expense of $17,990 and depreciation of $45,000. All other cost account changes were immaterial.

Selling expenses decreased $5,551, or 2%, compared to 2011. This decrease was due to no advertising or general insurance expenses being allocated to the sales department.

General and administrative expenses increased $28,341, or 5%, compared to 2011. The increase was primarily attributable to increases in donation of funeral services of $14,904 to a former employee, health insurance of $17,804 and office salaries of $7,550. The decreases were bank service fees of $10,988 and temporary outside employees of $16,863. The decreases were due to having one more full-time employee for the year as office manager, decreased costs of health insurance for the staff and a better understanding of the new cemetery care act.

STINAR OPERATIONS: In 2012, revenue decreased $3,374,625, or 25%, compared to 2011. The decrease was primarily due to decreases in international sales of $1,426,298 and U.S. government sales of $2,753,899, which was offset by an increase in domestic sales of $826,397. The decrease in international sales was due to the economic problems in Europe and government sales in relation to the GSA contracts, which were minimal due to the budget cut backs. The increase in domestic sales is due to the improved financial position of most airlines such that they have positive earnings and a higher demand for equipment after not buying new equipment for several years.

Cost of goods sold in 2012 was $10,131,570, or 103% of sales, compared to 95% in 2011. Accordingly, gross profit percentage dropped to a negative 3% in 2012 compared to 5% in 2011. Cost of goods sold increased because of a write-off of bad inventory of $190,000, fines and penalties from the U.S. Government of $75,818 due to fuel issues, impairment of inventory of $172,340, an increase in raw materials of 4%, an increase in chassis costs of 2%, and an increase in direct labor costs of 1%. The increase in cost of goods sold was due to a U.S. government contract that was over-engineered. This contract will expire the first quarter of fiscal year 2013. Without this contract the Company’s cost of goods sold in 2012 would have been approximately 92%, which is comparable to past years. This contract had a negative gross profit of approximately 33% on sales of $3,220,778.

Selling expenses decreased $19,282, or 12%, compared to 2011. The decrease was primarily due to decreased commissions paid to international agents of $12,089, and travel expenses of $8,253.

General and administrative expenses increased $17,056, or 7%, compared to 2011. The increase was attributable to an increase in deprecation of $35,826 due to more significant amount of capital expenditures the last couple of years. All other expenses decreased or the change is immaterial.

Interest expense increased $29,173, or 9%, compared to 2011. The increase was attributable to chassis purchases and not being able to manufacture those assets due to a stop in manufacturing because of the chassis not being able to use JP-8.

Interest income decreased $6,855 compared to 2011 due to a lease agreement with the United States Air Force that expired in 2011.

HOLDING OPERATIONS: Operating expenses increased $6,534, or 2%, compared to 2011.

Interest expense increased $1,468, or 2%, when compared to 2011. The increase was primarily due to greater debt.

RESULTS OF OPERATIONS – 2011

CEMETERY OPERATIONS: In 2011, cemetery revenues decreased $142,469, or 4%, compared to 2010. The decrease in sales were mostly sales that are discretionary, headstones decreased $110,785, and foundations for headstones decreased $23,180. All other sales changes are immaterial.

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

STINAR OPERATIONS: In 2011, revenue increased $2,518,132, or 23%, compared to 2010. The increase was primarily due to increases in government contracts arising from the Company’s status in 2010 as a vendor with the U.S. government in a multiple award schedule and three contracts with the United States Air Force for maintenance lifts, stairs and lavatory trucks. However, sales for the last quarter of the year were extremely low due to the United States government stopping the shipment of all equipment due to the 2011 Ford chassis not being able to run on jet fuel. This problem now has been settled and production is expected to start again in November 2011.

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

HOLDING OPERATIONS: Loss from operations increased $19,962, or 7%, compared to 2010. The increase was primarily attributable due to increases in professional fees paid to accountants and attorneys of $19,924. The increase was due to increased audit fees and legal fees paid during the year.

OBLIGATIONS AND COMMITMENTS

The following table summarizes our obligations and commitments to make future payments under contracts, such as debt and lease agreements, as well as other financial commitments.

		Payments By Period
	Total	2013	2014	2015	2016	2017	After Five Years
Long-term Debt	$3,169,677	$2,077,432	$204,136	$217,266	$231,241	$246,115	$193,487
Subordinate Debentures(1)	$640,000	-		$640,000	-	-	-
Total Contractual Cash Obligations	$3,809,677	$2,077,432	$204,136	$857,266	$231,241	$246,115	$193,487

(1) We expect to be able to pay the debentures of $640,000, due July 2014 using cash flow from operations or by extending the related party debentures.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the fiscal years ended June 30, 2012 and 2011 located at Exhibit 13, F-1, are incorporated herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A: CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure. Notwithstanding the material weakness that existed as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We continue to evaluate the potential steps to remediate such material weakness, as described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a and 15d – 15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

  Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on management’s assessment and those criteria, management believes that, as of June 30, 2012, as a result of the material weakness described below, the Company has not maintained effective internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with its assessment, management identified the following control deficiencies that represent material weaknesses at June 30, 2012:

  Due to the limited number of Company personnel, a lack of segregation of duties exists. An essential part of internal control is for certain procedures to be properly segregated and the results of their performance be adequately reviewed. This is normally accomplished by assigning duties so that no one person handles a transaction from beginning to end and incompatible duties between functions are not handled by the same person. Our management plans to explore implementing cost-effective measures to establish a more formal review process in an effort to reduce the risk of fraud and financial misstatements.

  Due to weaknesses in the Company’s financial reporting controls specifically relating to inventory at the Aviation Ground Support Equipment segment, management believes there is more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. Management plans to explore implementing cost effective measures to improve its inventory reporting system in an effort to reduce the risk of a material misstatement of the financial statements.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report of the effectiveness of the design and operation of our disclosure controls and procedures was not subject to attestation by the Company’s registered public accounting firm in accordance with the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION.

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item 10 relating to our directors and executive officers is incorporated herein by reference to the section titled “Proposal 1 – Election of Directors” in our proxy statement. The information required by this Item 10 under Item 405 of Regulation S-K is incorporated herein by reference to the section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement. The information required by this Item 10 under Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference to the section titled “Information About the Board and Its Committees” in our proxy statement. Our proxy statement will be filed no later than 120 days after June 30, 2012.

The Company has not adopted a code of ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and other employees performing similar functions. The Company has not adopted such a code as all of these roles are performed or closely supervised by the Company’s Chief Executive Officer, who operates under the direct supervision of the Board of Directors and Audit Committee.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the section titled “Executive Compensation” in our proxy statement, which will be filed no later than 120 days after June 30, 2012.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item 12 is incorporated herein by reference to the section titled “Principal Shareholders and Beneficial Ownership of Management” in our proxy statement, which will be filed no later than 120 days after June 30, 2012.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item 13 is incorporated herein by reference to the sections titled “Certain Relationships and Related Transactions” and “Proposal 1 – Election of Directors” in our proxy statement, which will be filed no later than 120 days after June 30, 2012.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item 14 is incorporated herein by reference to the sections titled “Audit Fees” and “Preapproval Policies and Procedures” in our proxy statement, which will be filed no later than 120 days after June 30, 2012.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

The following consolidated financial statements of Oakridge Holdings, Inc. and subsidiaries, together with the Report of Independent Registered Public Accounting Firm, are filed in this report at Exhibit 13, F-1

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2012 and 2011

Consolidated Statements of Operations for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011

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

OAKRIDGE HOLDINGS, INC.

Dated: October 15, 2012	By /s/ Robert C. Harvey
Robert C. Harvey
Chairman of the Board of Directors

In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: October 15, 2012	By /s/ Robert C. Harvey
Robert C. Harvey
Chief Executive Officer
Chief Financial Officer (principal accounting officer)
Director

Dated: October 15, 2012	By /s/ Robert B. Gregor
Robert B. Gregor
Secretary
Director

Dated: October 15, 2012	By /s/ Hugh H. McDaniel
Hugh H. McDaniel
Director

Dated: October 15, 2012	By /s/ Robert Lindman
Robert Lindman
Director

Dated: October 15, 2012	By /s/ Pamela Whitney
Pamela Whitney
Director

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
WITH CONSOLIDATING INFORMATION

YEARS ENDED JUNE 30, 2012 AND 2011

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
WITH CONSOLIDATING INFORMATION

YEARS ENDED JUNE 30, 2012 AND 2011

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm

Consolidated Financial Statements:
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Stockholders' Equity	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5

Consolidating Information:
Report of Independent Registered Public Accounting Firm on Consolidating Information	F-18
Consolidating Balance Sheets	F-19
Consolidating Statements of Operations	F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oakridge Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Oakridge Holdings, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Moquist Thorvilson Kaufmann & Pieper, LLC

Moquist Thorvilson Kaufmann & Pieper, LLC
Edina, Minnesota

October 15, 2012

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$374,861	$416,997
Restricted cash	86,915	89,857
Accounts receivable, less allowance for doubtful accounts of $15,000 in 2012 and 2011	1,179,851	2,128,663
Inventories:
Production, net	6,046,477	7,535,252
Cemetery, mausoleum space, and markers	619,530	599,445
Deferred income tax assets	242,000	167,000
Other current assets	54,586	44,835

Total current assets	8,604,220	10,982,049

Property and equipment:
Property and equipment	7,073,242	6,822,008
Less accumulated depreciation	(4,741,669)	(4,519,040)

Property and equipment, net	2,331,573	2,302,968

Other assets:
Cemetery perpetual care trusts	5,475,078	5,345,922
Preneed trust investments	2,326,926	2,075,713
Debt issuance costs, less accumulated amortization of $31,617 and $23,874 in 2012 and 2011.	45,813	53,556
Deferred income tax assets	703,000	303,000
Other	7,549	4,238

Total other assets	8,558,366	7,782,429

Total Assets	$19,494,159	$21,067,446

	June 30,
	2012	2011

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Lines of credit - bank	$1,210,845	$1,710,845
Trade accounts payable	1,198,937	1,456,555
Due to finance company	1,456,083	2,088,037
Accrued liabilities	789,110	785,566
Deferred revenue	1,913,926	1,697,935
Short term notes payable – others	300,000	330,000
Current maturities of long-term debt	2,077,432	244,800
Total current liabilities	8,946,333	8,313,738

Long-term liabilities
Non-controlling interest in pre-need trust investments	2,326,926	2,075,713
Long-term debt, less current maturities	1,732,245	3,809,746
Total long-term liabilities	4,059,171	5,885,459

Total liabilities	13,005,504	14,199,197

Non-controlling interest in perpetual care trust investments	5,475,078	5,345,922

Stockholders' equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $.10 par value, 5,000,000 shares authorized; shares issued and outstanding 1,431,503 in 2012 and 2011	143,151	143,151
Additional paid-in capital	2,028,975	2,028,975
Accumulated deficit	(1,158,549)	(649,799)

Total stockholders' equity	1,013,577	1,522,327

Total Liabilities and Stockholders’ Equity	$19,494,159	$21,067,446

See Notes to Consolidated Financial Statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2012	2011

Revenue	$13,314,725	$16,499,691
Cost of goods sold	12,220,544	14,483,970
Gross margin	1,094,181	2,015,721
Operating Expenses:
Selling	426,886	451,719
General and administrative	1,174,405	1,135,542
Total operating expenses	1,601,291	1,587,261
Income (loss) from operations	(507,110)	428,460
Other income (expense):
Interest income	26,358	13,342
Interest expense	(497,884)	(467,767)
Other	(5,114)	1,699
Total other expense	(476,640)	(452,726)
Net loss before income taxes	(983,750)	(24,266)
(Benefit) provision for income taxes	(475,000)	(80,000)
Net income (loss)	$(508,750)	$55,734
Earnings (loss) per share:
Basic net income (loss) per share	$(0.36)	$.04
Diluted net income (loss) per share	$(0.36)	$.04

See Notes to Consolidated Financial Statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED JUNE 30, 2012 AND 2011

	Common Stock		Additional
	Number of		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2010	1,431,503	$143,151	$2,028,975	$(705,533)	$1,466,593
Net income	-	-	-	55,734	55,734
BALANCE, June 30, 2011	1,431,503	143,151	2,028,975	(649,799)	1,522,327
Net loss				(508,750)	(508,750)
BALANCE, June 30, 2012	1,431,503	$143,151	$2,028,975	$(1,158,549)	$1,013,577

See Notes to Consolidated Financial Statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$(508,750)	$55,734
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	231,701	223,651
Deferred income taxes	(475,000)	(80,000)
Accounts receivables	948,812	108,141
Inventories	1,468,690	(879,954)
Other assets	(13,062)	66,902
Accounts payable and due to finance company	(889,572)	1,067,645
(Gains) losses on trust investments	102,492	(90,461)
Deferred revenue	215,991	(188,973)
Accrued liabilities	3,544	(194,252)
Net cash flows from operating activities	1,084,846	88,433

Cash flows from investing activities:
Restricted cash	2,942	(537)
Purchases of property and equipment	(252,563)	(324,919)
Sales of non-controlling investments in trusts	6,860,984	7,252,494
Purchases of non-controlling investments in trusts	(6,963,476)	(7,162,033)
Net cash flows from investing activities	(352,113)	(234,995)

Cash flows from financing activities:
Net borrowings (repayments) on lines of credit – bank	(500,000)	379,402
Proceeds from issuance of long-term debt		105,000
Principal payments on short term note payable	(30,000)	(50,000)
Principal payments on long-term debt	(244,869)	(243,640)
Net cash flows from financing activities	(774,869)	190,762

Net change in cash and cash equivalents	(42,136)	44,200

Cash and cash equivalents, beginning of year	416,997	372,797

Cash and cash equivalents, end of year	$374,861	$416,997

Supplemental Disclosures of Cash Flow Information

Cash paid during the years for:
Interest	$528,092	$467,909
Income taxes	$7,497	$2,000

See Notes to Consolidated Financial Statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

1.	The Company

Nature of Business

The Company is a Minnesota corporation organized on March 6, 1961. The Company operates two cemeteries in Illinois and an aviation ground support equipment business in Minnesota. The cemetery operations routinely grant credit to pre-need customers, substantially all of who are in the Chicago area. On June 29, 1998, the Company acquired the net assets of an aviation ground support equipment business (Stinar). Stinar designs, engineers and manufactures aviation ground support equipment serving the United States Armed Services and businesses domestically and internationally.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, each of which is wholly-owned. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Segment Reporting

The Company operates and manages the business under two reporting segments, cemeteries and aviation ground support equipment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended June 30, 2012 and 2011, there were no adjustments to net income (loss) to arrive at comprehensive income (loss).

Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at June 30, 2012, and the methods and assumptions used to estimate such fair values, were as follows:

Cash and cash equivalents - Fair value approximates the carrying amount because of the short maturity of those financial instruments.

Long-term debt and other notes payable – Fair value is estimated using discounted cash flow analysis, based on the interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities as of June 30, 2012 and 2011 and the fair value approximated the carrying value.

Fixed income and debt securities - Cemetery perpetual care and pre-need trust investments – The fair value is determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers.

Estimates and Assumptions

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. As a result, actual amounts could differ from those estimates.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

Concentrations

Credit Risk

The Company's cash deposits from time to time exceed federally insured limits. The Company has not experienced any losses on its cash deposits in the past.

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company generally does not require collateral for its trade accounts receivable. Two United States customer accounted for 83% of Stinar's accounts receivable at June 30, 2012 and two United States customers accounted for 66% of Stinar’s accounts receivable at June 30, 2011. The U.S. Government accounted for approximately 77% and 25% of Stinar’s accounts receivable at June 30, 2012 and 2011, respectively.

Customers

A significant portion of the Company's customers are concentrated in the airline industry. A downturn in the airline industry related to the world recession, September 11, 2001, acts of terrorism, decrease in government sales and increases in fuel costs have had a negative impact on the Company's continuing operations.

Stinar’s net sales were concentrated as follows in 2012; international customers (2%), U.S. Government (65%) and North American are (33%). Stinar’s net sales were concentrated as follows in 2011; international customers (11%), U.S. Government (70%) and North American (19%)

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows and balance sheets, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents amounts required to be held in escrow by certain customers until completion of certain projects.

Accounts Receivable

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

Inventories

Finished goods, component parts and work-in-process inventories are stated at the lower of cost (first-in, first-out [FIFO]) or market. The cemetery and mausoleum space available for sale is stated at the lower of cost (determined by an allocation of the total purchase and development costs of each of the properties to the number of spaces available) or market. The Company reviews inventory on an annual basis and provides an inventory reserve for slow-moving, obsolete or unusable inventory.

Property and Equipment

Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets and are generally depreciated over a 3 to 15 year period. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to operations as incurred and significant renewals and betterments are capitalized.

Debt Issuance Costs

Debt issuance costs are carried at cost and amortized using the straight-line method over the term of the related debt.

Long-lived Assets

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including but not limited to, capital assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Product Warranty Liability

The Company’s aviation ground equipment segment warrants its products against certain defects based on contract terms. Generally, warranty periods are five years for workmanship and manufacturing defects and seven years for painting defects. The Company has recourse provisions for certain items that would enable recovery from third parties for amounts paid under the warranties. At June 30, 2012 and 2011, the Company's estimated product warranty liability based on historical activity was $0 and $15,000, respectively.

Revenue Recognition

Cemetery and Mausoleum Space Revenue

Sales of cemetery merchandise and services and at-need cemetery interment rights are recorded as revenue when the merchandise is delivered or service is performed.

Sales of pre-need cemetery grave plots rights are recognized in accordance with the retail land sales provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 976-10 "Accounting for Sales of Real Estate. Accordingly, provided certain collectible criteria are met, pre-need cemetery interment right sales are deferred until a specified minimum percentage of the sales price has been collected. A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual care trusts. Earnings of perpetual care trusts are recognized in current cemetery revenue and are used to defray the maintenance costs of cemeteries, which are expensed as incurred.

Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services are required to be paid into trusts, which are included in pre-need trust investments in the Company’s consolidated financial statements. The un-trusted proceeds are included in deferred revenue. Sales of preneed merchandise including grave boxes and interment are recorded as revenue when products and services have been delivered and collection of the resulting receivable is reasonably assured.

Selling costs related to the sale of pre-need cemetery contract revenues are expensed in the period incurred.

Aviation Ground Support Equipment

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured.

Shipping and Handling Costs

All shipping and handling revenue is included in revenue. All direct costs to ship the products to customers are classified as cost of goods sold.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes. The significant temporary differences relate to research and development credit carry forwards, operating loss carry forwards, depreciation, inventories and certain accruals. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

The Company has adopted the provisions of the FASB ASC 740-10-25 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Based on the Company's evaluation, the Company has concluded that there are no significant unrecognized tax implications. The Company's evaluation was performed for the tax years ended June 30, 2005 through June 30, 2012, the tax years that remain subject to examination by major tax jurisdictions as of June 30, 2012. The Company does not believe there will be any material changes in unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to financial results. In accordance with FASB ASC 740-10-25, the Company has decided to classify interest and penalties as a component of income tax expense.

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

Advertising Costs

Advertising costs are expensed as incurred.

Share-based Payments

The Company records as an expense in its consolidated statement of operations the cost of cmployee services received in exchange for an award of equity instruments based on the grant-date fair market value of the award. The Company uses the Black-Sholes-Merton ("Black Sholes") option-pricing model as a method for determining the estimated fair market value for employee stock awards. Compensation expense for employee stock awards is recognized on a straight-line basis over the vesting period of the award.

Research and Development Costs

Research and development costs in the product development process are expensed as incurred. Assets that are acquired for research and development activities and have alternative future uses in addition to a current use are included in equipment and depreciated over the assets' estimated useful lives. Research and development costs consist primarily of contract engineering costs for outsourced design or development and equipment and material costs relating to all design and prototype development activities.

Basic and Diluted Net Earnings Per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and conversion of subordinated debenture and adjusting the net earnings (loss) applicable to common stockholders resulting from the assumed conversions. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and determined they are either not applicable to our business or that no material effect is expected on our financial position, results of operations or disclosures.

3.	Consolidation of Variable Interest Entity

The Company identifies variable interest entities (VIEs) and determines when they should include the assets, liabilities, non-controlling interests and results of activities of a VIE in its consolidated financial statement.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significiant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

The Company has determined they are required to consolidate the preneed cemetery merchandise and service trusts and the cemetery perpetual care trust (the trusts) as variable interest entities in its consolidated balance sheet due to the equity investors not having the characteristics of a controlling financial interest or do not have a sufficient amount of equity to carry out its principal activities without additional subordinated financial support. The consolidation affected certain line items in the consolidated balance sheet, but had no impact on net earnings. Also, the consolidation does not result in any net changes to the Company’s consolidated statement of cash flows, but does require disclosure of certain financing and investing activities.

See further discussion of the trusts in Notes 4 and 5.

4.	Pre-need Trust Investments

The Company sells price-guaranteed preneed cemetery contracts providing for merchandise or services to be delivered in the future at prices prevailing when the agreements are signed. Some or all of the funds received under these contracts for merchandise or services are required to be placed into trust accounts, pursuant to Illinois state laws. When a trust-funded preneed cemetery contract is entered into, the Company records an asset (included in cemetery receivables and trust investments) and a corresponding liability (included in deferred cemetery revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred cemetery revenue into non-controlling interest in cemetery trusts.

The Company recognizes realized earnings of these trusts with investment and other income, net (with a corresponding debit to receivables and trust investments). The corresponding expense is recognized within investment and other income, net, equal to the realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non- controlling interest in cemetery trusts), or attributable to the Company (with a corresponding credit to deferred cemetery revenue) when such earnings have not been earned by the Company through the performance of services or delivery of merchandise. The net effect is an increase by the amount of the unrealized earnings in both (1) the trust asset and (2) the related non-controlling interest or deferred cemetery revenue items; there is no effect on net earnings. The cumulative undistributed net trust investment earnings of the cemetery merchandise and services trusts are included in non-controlling interest in cemetery trusts. Upon performance of services or delivery of merchandise, the Company recognizes as revenues amounts attributed to the non-controlling interest holders, including realized trust earnings.

Trust Investments:

Trust investments represent trust assets for contracts sold in advance of when the merchandise or services are needed. The trust investments in the consolidated balance sheet were $2,326,926 and $2,075,713 at June 30, 2012 and 2011, respectively.

The market value associated with the preneed cemetery merchandise and service trust assets as of June 30, 2012 and 2011 are detailed below.

	Beginning				Ending
Year	Market Value	Interest Income	Distributions	Contributions	Market Value
2012	$2,075,713	$206,670	$(74,936)	$119,479	$2,326,926
2011	$2,023,358	$18,584	$(65,105)	$98,876	$2,075,713

All funds are invested in fixed equities.

Deferred Cemetery Revenue:

As of June 30, 2012 and 2011, deferred cemetery revenue represents future preneed cemetery revenues to be recognized upon delivery of merchandise or performance of services. It includes amounts not required to be trusted, this includes distributed and distributable trust investment earnings associated with unperformed preneed cemetery services or undelivered preneed cemetery merchandise where the related cash or investments are not held in trust accounts (generally because the Company was not required to deposit the cash in the trust). Future contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in non-controlling interest in cemetery trusts.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

5.	Cemetery Perpetual Care Trusts

The Company sells price-guaranteed preneed cemetery contracts providing for property interment rights. For preneed sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with FASB ASC 976-10, “Accounting For Sales of Real Estate.” Under FASB ASC 976-10, recognition of revenue and costs must be deferred until 10 percent of the property sale price has been collected. The Company is required by state law to pay into the cemetery perpetual care trusts a portion of the proceeds from the sale of cemetery property interment rights. The Company has consolidated the cemetery perpetual care trusts, including investments accounted for under SFAS No. 115, resulting in such funds being reflected in cemetery perpetual care trust investments within total assets, with a corresponding amount reflected as non-controlling interest in perpetual care trusts.

The Company recognizes realized earnings of these trusts within investment and other income, net (with a corresponding debit to cemetery perpetual care trust investments). The Company recognizes a corresponding expense within investment and other income, net for the amount of realized earnings of the trusts attributable to the non-controlling interest holders (with a corresponding credit to non-controlling interest in perpetual care trusts). The net effect is an increase by the amount of the realized earnings of the trusts in both the trust asset and the related non-controlling interest.

Earnings from these cemetery perpetual care trust investments that the Company is legally permitted to withdraw are recognized in current cemetery revenues and are used to defray cemetery maintenance costs which are expensed as incurred.

Year	Beginning Market	Realized	Unrealized				Change	Ending Market
	Value	Gain	Gain(loss)		Distributions	Contributions	in Cash	Value
2012	$5,345,922	$48,766	$53,194		$(156,395)	$139,311	$44,280	$5,475,078
2011	$4,962,756	$339,428	$20,719	$	(89,273)	$108,405	$3,887	$5,345,922

The cost of the trust investments held by the cemetery are $5,521,486 and $5,339,652 as of June 30, 2012 and 2011, respectively.

6.	Inventories

Production inventories consisted of the following at June 30:

	2012	2011
Finished goods	$-	$-
Work-in-process	3,190,428	3,693,658
Raw materials and trucks	2,856,049	3,841,594
Reserve for obsolescence	-	-

	$6,046,477	$7,535,252

Inventories of cemetery and mausoleum space available for sale consisted of the following at June 30:

	2012	2011
Cemetery space	$399,017	$408,705
Mausoleum space and other	220,513	190,740

	$619,530	$599,445

7.	Property and Equipment

Property and equipment, at cost consisted of the following at June 30:

	2012	2011
Land and improvements	$1,366,000	$1,366,000

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

Building and improvements	2,471,447	2,426,005
Vehicles	584,138	581,890
Equipment	2,651,657	2,448,113

	$7,073,242	$6,822,008

Depreciation charged to operations was $223,958 in 2012 and $215,908 in 2011.

8.	Accrued Liabilities

Accrued liabilities consisted of the following at June 30:

	2012	2011
Compensation and payroll taxes	$622,749	$594,317
Due to trust funds	92,743	77,000
Interest	15,756	45,964
Other	57,862	68,285

	$789,110	$785,566

9.	Debt

Due to Finance Company

A finance company finances a subsidiary's inventory chassis purchases, which are used in the production of aviation ground support equipment. At June 30, 2012 and 2011, $1,456,083 and $2,088,037 was outstanding with interest ranging from 5.88% to 8.25%, beginning 90 days after purchase. Principal payments on chassis purchases are due in full, six months after purchase. The financing is secured by chassis inventory and personally guaranteed by the assets of the chief executive officer/key stockholder.

Lines of Credit – Bank

The Company has a line of credit agreement with a bank allowing borrowings up to $1,000,000, subject to certain borrowing base limitations with interest at 2% over the reference rate with a floor of 7% (7% at June 30, 2012), maturing October 31, 2012. The reference rate is the rate announced by U.S. Bank National Association. As of June 30, 2012 and 2011, the outstanding borrowings under this line of credit were $550,000 and $1,000,000, respectively. The line of credit is secured by the assets of the Company's wholly-owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from both the Company and the chief executive officer and VP of marketing and sales, and by the assignment of a life insurance policy on the chief executive officer/key stockholder. See loan covenants below.

The Company has a second line of credit agreement with the same bank allowing borrowings up to $1,000,000, subject to certain borrowing base limitations, with interest at 2% over the reference rate with a floor of 7% (7% at June 30, 2012), maturing Aug, 2012. The reference rate is the rate announced by U.S. Bank National Association referred to as the “U.S. Bancorp Prime Lending Rate”. As of June 30, 2012 and 2011, the outstanding borrowings under this line of credit were $660,845 and $710,845, respectively. The proceeds can only be used to finance inventory destined for export outside the United States and to support performance bonds associated with related contract down payments. The note is secured by the assets of the Company’s wholly- owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from the Company, the Chief Executive Officer and VP of Marketing and Sales and the assignment of a life insurance policy on the Chief Executive Officer. Subsequent to June 30, 2012, the Company extended this line of credit to October 31, 2012 with a maximum amount available of $660,845 and other similar terms.

Short Term Notes Payable - Others

The Company had $300,000 and $330,000 in unsecured notes payable at June 30, 2012 and 2011, respectively, including $300,000 due to key officers/shareholders at June 30, 2012 and 2011. These notes are due on demand and bear interest at 9%.

Long-Term Debt

Long-term debt consisted of the following at June 30:

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011
Note payable – bank, payable in monthly installments of $17,060, including interest at 7.5%, with a balloon payment in May 2013. The note is secured by the assets of Stinar including accounts receivable of $879,487 at June 30, 2012, continuing commercial guarantees from both the Company and the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder. Additionally, the note is secured by a first mortgage on property owned by Stinar. See loan covenants below.	$1,885,731	$1,944,139
Note payable – bank, payable in monthly installments of $20,532 including interest at the prime rate plus 1%, adjusted every calendar quarter (4.25% at June 30, 2012), maturing in May 2018. The note is secured by the assets of Stinar including accounts receivable of $879,487 at June 30, 2012, and the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder. See loan covenants below.	1,283,946	1,470,407
Long-term debt before debentures	3,169,677	3,414,546

Convertible subordinated debentures – unsecured with 9% interest due annually each January 1, convertible into one common share for each $0.50 of principal, maturing on July 1, 2012. The debentures are issued to shareholders/officers of the Company ($560,000) and an outside investor ($80,000). On July 1, 2012, the Company refinanced existing subordinated convertible debentures which had a maturity date of July 1, 2012and a conversion rate of $0.50 per share to a maturity date of July 1, 2014 and a new conversion price of $0.40 per share. All other terms remained the same.	640,000	640,000
	3,809,677	4,054,546
Less current maturities	2,077,432	244,800
	$1,732,245	$3,809,746

Future maturities of long-term debt are as follows at June 30, 2012:

2013	$2,077,432
2014	204,136
2015	857,266
2016	231,241
2017	246,115
Thereafter	193,487

$3,809,677

Loan Covenants

Stinar's bank loan agreements stipulate certain affirmative and negative covenants, including financial covenants for cash flow and debt to equity measured on a stand-alone basis. As of and for the year ended June 30, 2012, the actual cash flow to current maturity ratio was 0.26 to 1.00 while the allowed minimum was 1.20 to 1.00 and the debt to equity ratio was 4.21 to 1.00 while the maximum allowed was 4.50 to 1.00. The negatives covenants include a restriction on Stinar capital expenditures of $50,000 annually. In 2012, Stinar incurred capital expenditures of approximately $203,000. The bank subsequently issued a waiver for the cash flow and capital expenditure covenants which were not met. The next covenant calculation date will be June 30, 2013.

10.	Income Taxes

The income tax provision (benefit) is comprised of the following at June 30:

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

	2012	2011
Current tax expense (benefit)
Federal	$-	$-
State	-	-
Total current	-	-

Deferred tax expense (benefit)
Federal	(433,000)	(78,000)
State	(42,000)	(2,000)
Total deferred	(475,000)	(80,000)

Total expense (benefit) for income taxes	$(475,000)	$(80,000)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major temporary differences that give rise to the deferred tax liabilities and assets are as follows at June 30:

	2012	2011
Deferred tax assets:
Inventory	$112,000	$38,000
Accrued Compensation	193,000	141,000
Tax credit carryforwards	245,000	143,000
Net operating loss carryforwards	501,000	204,000
Other	10,000	9,000

Gross deferred tax asset	1,061,000	535,000

Deferred tax liabilities:
Property and equipment	(116,000)	(65,000)

Gross deferred tax liability	(116,000)	(65,000)

Net deferred tax asset	$945,000	$470,000

The Company has recorded its deferred tax assets (liabilities) in the accompanying consolidated balance sheets as follows at June 30:

	2012	2011
Current assets:
Deferred income taxes	$242,000	$167,000
Non-current assets:
Deferred income taxes	703,000	303,000
Net deferred tax asset	$945,000	$470,000

The provision for income taxes varies from the amount of income tax determined by applying the applicable federal statutory income taxes to pretax income as a result of the following differences:

	2012	2011
Statutory U.S. federal tax rate	(34.0)%	(34.0)%
State taxes, net of federal benefit	(1.3)%	(2.0)%
Tax credit adjustment	(10.6)%	(294.0)%
Permanent differences and other	(2.4)%	-%

Effective tax rate	(48.3)%	(330.0)%

The Company has federal and state net operating loss carryforwards of approximately $1,334,000 and $861,000, respectively, which begin to expire in 2017.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry forwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. The Company has determined that no valuation allowance related to deferred tax assets is necessary at June 30, 2012 and 2011 due to the likelihood that the Company will generate sufficient taxable income to fully utilize the net deferred income tax asset recorded.

11.	Other Related Party Transactions

Amounts expensed for tax compliance services to entities related to the chief executive officer’s spouse were $19,385 in 2012 and $17,510 in 2011. Interest expense on the related party convertible debentures and notes payable totaled $77,400 and $73,313 in 2012 and 2011, respectively. The Company has a month-to-month operating lease for its corporate offices from one of the officers. Total rent expense for this lease was $24,600 in 2012 and 2011.

12.	Benefit Plans

Certain subsidiaries of the Company participate in a multi-employer union administered defined benefit pension plan that covers the cemetery employees. The current union agreement expires on February 28, 2013. Pension expense under this plan was $26,610 in 2012 and $34,160 in 2011.

13.	Stock Options

On September 1, 1998, the Board of Directors approved a Stock Incentive Awards Plan to attract and retain individuals to contribute to the achievement of the Company's economic objectives. Under the Plan, individuals are eligible based on the judgment of a committee of Board members (committee). At the discretion of the committee, eligible recipients may be granted options to purchase shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. The stock options are exercisable at such times and in such installments as determined by the committee, limited to a maximum of ten years from the date of the grant. The Plan has authorized the issuance of 175,000 shares of common stock under the Plan, there were no grants for shares issued in 2012 and 2011, and as of June 30, 2012, 175,000 shares were available for future grants. There are no outstanding options at June 30, 2012 and for the years ended June 30, 2012 and 2011 there was no stock option expense.

14.	Earnings Per Share of Common Stock

The following table reconciles the net income and shares of the basic and diluted earnings per share computations:

		2012			2011
	Net		Per-	Net		Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common shareholders	$(508,750)	1,431,503	$(0.36)	$55,734	1,431,503	$.04

Effect of Dilutive Securities
Convertible debentures(1)	-	-		52,388	1,164,932

Diluted EPS
Net income available to common shareholders plus assumed conversions	$(508,750)	1,431,503	$(0 36)	$108,122	2,596,435	$.04

(1)	The convertible debentures as of June 30, 2012 are convertible into 1,280,000 shares of common stock but are not included in this calculation as they are anti-dilutive.

15.	Segment Information

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

The Company's operations are classified into two principal industry segments: cemeteries and aviation ground support equipment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes. Financial information by industry segment as of and for the years ended June 30, 2012 and 2011 is summarized as follows:

		Aviation Ground
	Cemeteries	Support Equipment	Total
2012
Net sales – external	$3,442,466	$9,872,259	$13,314,725
Depreciation	115,000	106,926	221,926
Interest expense	504	412,780	413,284
Segment operating profit (loss)	455,656	(668,734)	(213,078)
Segment assets	14,438,294	9,183,873	23,622,167
Expenditures for segment fixed assets	48,774	202,919	251,693
Income tax expense (benefit)	$187,000	$(427,000)	$(240,000)

2011
Net sales – external	$3,252,807	$13,246,884	$16,499,691
Depreciation	126,812	85,023	211,835
Interest expense	1,029	383,606	384,635
Segment operating profit (loss)	377,914	351,112	729,026
Segment assets	13,794,977	11,373,908	25,168,885
Expenditures for segment fixed assets	84,080	232,297	316,377
Income tax expense (benefit)	$165,000	$(93,000)	$72,000

Reconciliation of segment profit to consolidated income before income taxes is as follows:

	2012	2011
Total profit (loss) for reportable segments	$(607,534)	$357,733
Unallocated amounts:
Interest expense	(84,600)	(83,132)
Other corporate expenses	(291,616)	(298,867)

Income (loss) before income taxes	$(983,750)	$(24,266)

Reconciliation of segment assets to consolidated assets is as follows at June 30:

	2012	2011
Total segment assets	$23,622,167	$25,168,885
Other assets	34,725	37,506
Elimination of receivable from holding company	(4,845,733)	(4,461,945)
Deferred tax asset	683,000	323,000

Total assets	$19,494,159	$21,067,446

Segment profit (loss) represents segment revenues less directly related operating expenditures including interest of the Company's segments. Management believes this is the most meaningful measurement of each segment's results as it excludes consideration of corporate expenses which are common to both business segments.

Other corporate expenses consist principally of senior management's compensation and general and administrative expenses. These costs generally would not be subject to significant reduction upon the discontinuance or disposal of one of the segments.

16.	Research and Development Costs

Research and development expenses charged to operations were $0 in 2012 and $0 in 2011, respectively.

17.	Reclassifications

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

Certain 2011 information has been reclassified to conform to the 2012 presentation. Total 2011 equity, net income and cash flows were unchanged due to these reclassifications.

18	Fair Value Measurements

The Company follows the provisions of FASB ASC 820-10, Fair Value Measurements which defines fair value as the price that would be received to sell an asset or paid to transfer a liability between market participants at a measurement date. This statement describes a fair value hierarchy that includes three levels of inputs to be used to measure fair value. The three levels are defined as follows as interpreted for use by the Company: Level 1 – Inputs into the fair value methodology are based on quoted market prices in active markets. Level 2 – Inputs into the fair value methodology are based on quoted prices for similar items, broker/dealer quotes, or models using market interest rates or yield curves. The inputs are generally seen as observable in active markets for similar items for the asset or liability, either directly or indirectly, for substantially the same term of the financial instrument. Level 3 – Inputs into the fair value methodology are unobservable and significant to the fair value measurement (primarily consisting of alternative type investments, which include but are not limited to limited partnership interests, hedges, private equity, real estate, and natural resource funds). Often these types of investments are valued based on historical cost and then adjusted by shared earnings of a partnership or cooperative, which can require some varying degree of judgment. Information regarding assets (principally cash and investments) and liabilities measured at fair value on a recurring basis as of June 30, 2012 and 2011, respectively, is as follows:

	Recurring Fair Value Measurements Using			Total Fair
	Level 1	Level 2	Level 3	Value
June 30, 2012
Assets at fair value:
Cash and cash equivalents	$374,861	$-	$-	$374,861
Fixed income and debt securities - Cemetery perpetual care and pre-need trust investments	-	7,802,004	-	7,802,004
Total assets at fair value	$374,861	$7,802,004	$-	$8,176,865

Liabilities at fair value:
Non-controlling interest in pre- need trust investments	$-	$2,326,926	$-	$2,326,926

June 30, 2011
Assets at fair value:
Cash and cash equivalents	$416,997	$-	$-	$416,997
Fixed income and debt securities - Cemetery perpetual care and pre-need trust investments	-	7,421,635	-	7,421,635
Total assets at fair value	$416,997	$7,421,635	$-	$7,838,632

Liabilities at fair value:
Non-controlling interest in pre- need trust investments	$-	$2,075,713	$-	$2,075,713

The methods described in Note 1 for fair value calculations may produce a fair value calculation that may be different from the net realizable value or not reflective of future values expected to be received. The Company believes that its valuation

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2012 AND 2011

methods are appropriate and consistent with other market participants; however, the use of these various methodologies and assumptions may produce results that differ in the estimates of fair value at the financial reporting date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oakridge Holdings, Inc. and Subsidiaries

Our audits of the basic consolidated financial statements included in the preceding section of this report were performed for the purpose of forming an opinion on those statements taken as a whole. The supplementary information presented in the following section of this report is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the basic consolidated financial statements. The information has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the basic consolidated financial statements or to the basic consolidated financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Moquist Thorvilson Kaufmann & Pieper LLC

Moquist Thorvilson Kaufmann & Pieper LLC
Edina, Minnesota

October 15, 2012

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

June 30, 2012 (with Comparative Totals for 2011)

	Oakridge	Oakridge			Consolidated
	Holdings, Inc.	Cemeteries	Stinar HG, Inc.	Eliminations	2012	2011
ASSETS
Current assets:
Cash	$1,052	$244,121	$129,688	$-	374,861	$416,997
Restricted cash	-	-	86,915		86,915	89,857
Trade accounts receivable	9,000	291,364	879,487	-	1,179,851	2,128,663
Intercompany receivable	174,126	4,755,273	90,460	(5,019,859)	-	-
Inventories:		-
Production	-	-	6,046,477	-	6,046,477	7,535,252
Cemetery, mausoleum space, markers & related	-	619,530	-	-	619,530	599,445
Other current assets	10,030	21,825	22,731	-	54,586	44,835
Deferred income taxes	189,000	-	60,000	(7,000)	242,000	167,000
Total current assets	383,208	5,932,113	7,315,758	(5,026,859)	8,604,220	10,982,049

Property and Equipment:
Land and improvements	-	954,347	411,653	-	1,366,000	1,366,000
Building and improvements	-	951,631	1,519,816	-	2,471,447	2,426,005
Vehicles	-	519,938	64,200	-	584,138	581,890
Equipment	18,312	1,211,999	1,421,346	-	2,651,657	2,448,113
	18,312	3,637,915	3,417,015	-	7,073,242	6,822,008
Less Accumulated depreciation	(11,218)	(2,933,738)	(1,796,713)	-	(4,741,669)	(4,519,040)
Property and equipment, net	7,094	704,177	1,620,302	-	2,331,573	2,302,968

Other assets:
Investments in subsidiaries	6,672,454	-	-	(6,672,454)	-	-
Cemetery perpetual care trusts	-	5,475,078	-		5,475,078	5,345,922
Pre-need trust investments	-	2,326,926	-		2,326,926	2,075,713
Deferred income taxes	501,000	-	202,000		703,000	303,000
Deferred financing costs	-	-	45,813		45,813	53,556
Other	7,549	-	-		7,549	4,238
Total other assets	7,181,003	7,802,004	247,813	(6,672,454)	8,558,366	7,782,429

Total Assets	$7,571,305	$14,438,294	$9,183,873	$(11,699,313)	$19,494,159	$21,067,446

See Report of Independent Registered Public Accounting Firm on Consolidating Information.

	Oakridge	Oakridge			Consolidated
	Holdings, Inc.	Cemeteries	Stinar HG, Inc.	Eliminations	2012	2011
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Lines of credit - bank	$-	$-	$1,210,845	$-	$1,210,845	$1,710,845
Trade accounts payable	63,323	139,477	996,137	-	1,198,937	1,456,555
Due to finance company	-	-	1,456,083	-	1,456,083	2,088,037
Intercompany payables	5,019,859	-	-	(5,019,859)	-	-
Accrued liabilities:
Salaries and payroll taxes	518,790	43,603	60,356	-	622,749	594,317
Due to trust funds	-	92,743	-	-	92,743	77,000
Interest	15,756	-	-	-	15,756	45,964
Other	-		57,862	-	57,862	68,285
Tax Provision		7,000		(7,000)	-	-
Deferred revenue	-	1,480,571	433,355	-	1,913,926	1,697,935
Short term notes payable - other	300,000		-		300,000	330,000
Current maturities of long-term debt	-	-	2,077,432	-	2,077,432	244,800
Total current liabilities	5,917,728	1,763,394	6,292,070	(5,026,859)	8,946,333	8,313,738

Long-term liabilities:
Long-term debt, net of current maturities	640,000	-	1,092,245		1,732,245	3,809,746
Non-controlling interest in pre-need trust investments		2,326,926			2,326,926	2,075,713
Deferred income tax liabilities	-	-	-	-	-	-
Total long-term liabilities	640,000	2,326,926	1,092,245	-	4,059,171	5,885,459

Total Liabilities	6,557,728	4,090,320	7,384,315	(5,026,859)	13,005,504	14,199,197

Non-controlling interest in perpetual care trust investments	-	5,475,078	-	-	5,475,078	5,345,922

Stockholder's equity:
Common Stock	143,151	20,000	10,000	(30,000)	143,151	143,151
Paid-in-capital	2,028,974	-	3,172,041	(3,172,041)	2,028,974	2,028,975
Retained earnings (deficit)	(1,158,548)	4,852,896	(1,382,483)	(3,470,413)	(1,158,548)	(649,799)

Total stockholder's equity	1,013,577	4,872,896	1,799,558	(6,672,454)	1,013,577	1,522,327

Total Liabilities and stockholder's equity	$7,571,305	$14,438,294	$9,183,873	$(11,699,313)	$19,494,159	$21,067,446

See Report of Independent Registered Public Accounting Firm on Consolidating Information.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended June 30, 2012 (with Comparative Totals for 2011)

	Oakridge	Oakridge			Consolidated
	Holdings, Inc.	Cemeteries	Stinar HG, Inc.	Eliminations	2012	2011
Revenue	$-	$3,442,466	$9,872,259	$-	$13,314,725	$16,499,691
Cost of goods sold	-	2,088,974	10,131,570	-	12,220,544	14,483,970
Gross profit	-	1,353,492	(259,311)	-	1,094,181	2,015,721
Selling, General & Administrative
Selling	-	289,514	137,372	-	426,886	451,719
General & administrative	294,032	608,322	272,051	-	1,174,405	1,135,542
Total Selling, General & Administrative	294,032	897,836	409,423	-	1,601,291	1,587,261
Operating income (loss)	(294,032)	455,656	(668,734)	-	(507,110)	428,460
Other income (expense):
Equity in subsidiary earnings (losses)	(367,534)	-	-	367,534	-	-
Interest expense	(84,600)	(504)	(412,780)	-	(497,884)	(467,767)
Interest income	33	26,082	243	-	26,358	13,342
Other income (expense)	2,383	(7,497)	-	-	(5,114)	1,699
Total other income (expense)	(449,718)	18,081	(412,537)	367,534	(476,640)	(452,726)
Income from operations before taxes	(743,750)	473,737	(1,081,271)	367,534	(983,750)	(24,266)
Income taxes (benefit)	(235,000)	187,000	(427,000)		(475,000)	(80,000)
Net income (loss)	$(508,750)	$286,737	$(654,271)	$367,534	$(508,750)	$55,734

See Report of Independent Registered Public Accounting Firm on Consolidating Information.