Form 10-Q
period 2012-09-30
OAKRIDGE HOLDINGS INC
filed 2012-11-14
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) X OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

[X] Yes          [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

[X] Yes          [  ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[  ] Yes          [X] No

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

The number of shares outstanding of Registrant’s Common Stock on November 12, 2012, was 1,431,503.

OAKRIDGE HOLDINGS, INC.

FORM 10-Q

For the quarter ended September 30, 2012

PART I .	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012 (unaudited)	2012 (audited)
ASSETS

Current assets:
Cash & cash equivalents	$510,284	$374,861
Restricted cash	38,081	86,915
Receivables, net	1,367,676	1,179,851
Inventories:
Production, net	5,025,704	6,046,477
Cemetery, mausoleum space and markers	586,426	619,530
Other current assets	70,507	54,586
Deferred income taxes	178,000	242,000
Total current assets	7,776,678	8,604,220

Property, plant and equipment:
Property, plant and equipment, at cost	7,096,106	7,073,242
Less accumulated depreciation	(4,795,219)	(4,741,669)
Property, plant and equipment, net	2,300,887	2,331,573

Other assets:
Preneed trust investments	2,338,402	2,326,926
Cemetery perpetual care trusts	5,609,326	5,475,078
Deferred income taxes	703,000	703,000
Deferred financing costs, net	43,877	45,813
Other	7,549	7,549
Total other assets	8,702,154	8,558,366

Total assets	$18,779,719	$19,494,159

See accompanying notes to the condensed
consolidated financial statements

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2012 (unaudited)	2012 (audited)
LIABILITIES

Current liabilities:
Lines of credit – bank	$1,210,845	$1,210,845
Accounts payable	1,043,505	1,198,937
Due to finance company	1,181,738	1,456,083
Accrued liabilities	750,629	789,110
Deferred revenue	1,489,831	1,913,926
Short-term notes payable – officers	300,000	300,000
Current maturities of long-term debt	2,064,401	2,077,432
Total current liabilities	8,040,949	8,946,333

Long-term debt:
Long-term debt, net of current maturities	1,042,398	1,092,245
Convertible debentures	640,000	640,000
Non-controlling interest in pre-need care trust investments	2,338,402	2,326,926
Total long-term liabilities	4,020,800	4,059,171
Total liabilities	12,061,749	13,005,504

Non-controlling interest in trust investments	5,609,326	5,475,078

Stockholders’ equity:
Common stock	143,151	143,151
Additional paid-in-capital	2,028,975	2,028,975
Accumulated deficit	(1,063,482)	(1,158,549)
Total stockholders’ equity	1,108,644	1,013,577

Total liabilities and stockholders’ equity	$18,779,719	$19,494,159

See accompanying notes to the condensed
consolidated financial statements

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,
	2012	2011
Revenue, net:
Cemetery	$749,163	$927,682
Aviation	3,182,614	2,070,142
Interest – Care Funds	21,975	20,178
Other	168	-
Total revenue	3,953,920	3,018,002

Operating expenses:
Cost of cemetery sales	478,900	548,196
Cost of aviation sales	2,821,573	2,083,231
Sales and marketing	83,519	102,112
General and administrative	297,990	314,101
Total operating expenses	3,681,982	3,047,640

Income (loss) from operations	271,938	(29,638)

Other income (expense):
Interest income	3,165	5,390
Interest expense	(116,036)	(106,771)
Total other expense	(112,871)	(101,381)

Income (loss) before income taxes	159,067	(131,019)

Income tax provision (benefit)	64,000	(50,000)

Net income (loss)	$95,067	$(81,019)

Net income (loss) per common share – basic	$.066	$(.057)

Weighted average number of common shares – basic	1,431,503	1,431,503

Net income (loss) per common share – diluted	$.036	$(.057)

Weighted average number of common shares outstanding – diluted	3,031,503	Anti-dilutive

See accompanying notes to the
condensed consolidated financial statements

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$95,067	$(81,019)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities:
Depreciation and amortization	55,486	62,068
Deferred income taxes	64,000	(50,000)
Receivables	(187,825)	268,725
Inventories	1,053,877	776,092
Other assets	(15,921)	(33,900)
Accounts payable and due to finance company	(429,777)	(657,759)
Gains on non-controlling trust investments	35,858	26,802
Deferred revenue	(424,095)	(145,449)
Accrued liabilities	(38,481)	11,611

Net cash flows from operating activities	208,189	177,171

Cash flows from investing activities:
Purchases of non-controlling investments in trusts	(220,467)	(60,749)
Purchases of property and equipment	(22,864)	(63,713)
Sales of non-controlling investments in trusts	184,609	33,947
Restricted cash	48,834	(41)

Net cash flows used in investing activities	(9,888)	(90,556)

Cash flows from financing activities:
Repayments of note payable - bank	(62,878)	(59,821)

Net cash flows used in financing activities	(62,878)	(59,821)

Net change in cash and cash equivalents	135,423	26,794

Cash and cash equivalents:
Beginning of period	374,861	416,997
End of period	$510,284	$443,791

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Operating results for the three-month period ended September 30, 2012 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include, but are not limited to, accounts receivable and inventory reserves, investments, depreciation and accruals. Actual results could differ from those estimates.

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

	Three Months Ended September 30,
	2012	2011

Income (loss) from continuing operations	$95,067	$(81,019)

Average shares of common stock outstanding used to compute basic earnings per common share	1,431,503	1,431,503

Additional common shares to be issued assuming conversion of convertible debentures	1,600,000	Anti-dilutive

Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period	$14,400	Anti-dilutive

Shares used to compute dilutive effect of stock options and convertible debentures	3,031,503	Anti-dilutive

Basic earnings per common share from continuing operations	$0.066	$(.057)

Diluted earnings per common share from continuing operations	$0.036	$(.057)

3.	COMPREHENSIVE INCOME (LOSS)

The Company has no significant components of other comprehensive income (loss) and accordingly, comprehensive income (loss) is the same as net income (loss) for all periods.

4.	OPERATING SEGMENTS AND RELATED DISCLOSURES

The Company’s operations are classified into two principal industry segments: cemeteries and aviation ground support equipment.

The Company evaluates the performance of its segments and allocates resources to them based primarily on operating income.

The tables below summarize information about reported segments for the three months ended September 30, 2012 and 2011:

THREE MONTHS ENDED
September 30, 2012:

	Aviation
	Ground Support
	Equipment	Cemeteries	Corporate	Consolidation
Revenues	$3,182,614	$771,138	$168	$3,953,920
Depreciation and amortization	26,236	28,750	500	55,486
Gross Margin	361,041	292,238	168	653,447
Selling Expenses	27,950	55,569	-	83,519
General & Administrative Expenses	78,912	130,664	88,414	297,990
Interest Expense	94,886	-	21,150	116,036
Interest Income	45	3,120	-	3,165
Income (loss) before Taxes	159,338	109,125	(109,396)	159,067
Capital Expenditures	18,589	4,275	-	22,864
Segment assets at 9/30/12:
Inventory	5,025,704	586,426	-	5,612,130
Property, Plant & Equipment, net	1,614,591	679,702	6,594	2,300,887
Other Long Term Assets	245,877	7,947,728	508,549	8,702,154

THREE MONTHS ENDED
September 30, 2011:
	Aviation
	Ground Support
	Equipment	Cemeteries	Corporate	Consolidation
Revenues	$2,070,142	$947,860	$-	3,018,002
Depreciation and amortization	22,036	39,000	1,032	62,068
Gross Margin	(13,089)	399,664	-	386,575
Selling Expenses	33,989	68,123	-	102,112
General & Administrative Expenses	67,323	174,281	72,497	314,101
Interest Expense	84,503	443	21,825	106,771
Interest Income	41	5,349	-	5,390
Income (loss) before Taxes	(198,863)	162,166	(94,322)	(131,019)
Capital Expenditures	31,734	31,979	-	63,713
Segment assets at 9/30/11:
Inventory	6,763,844	594,761	-	7,358,605
Property, Plant & Equipment, net	1,535,944	763,381	7,224	2,306,549
Other Long Term Assets	156,620	7,406,462	208,240	7,771,322

5.	FAIR VALUE MEASUREMENTS

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability between market participants at a measurement date.

Generally accepted accounting principles describe a fair value hierarchy that includes three levels of inputs to be used to measure fair value. The three levels, as interpreted for use by the Company, are defined as follows:

Level 1 – Inputs into fair value methodology are based on quoted market prices in active markets.

Level 2 – Inputs into the fair value methodology are based on quoted prices for similar items, broker/dealer quotes or models using market interest rates or yield curves. The inputs are generally seen as observable in active markets for similar items for the asset or liability, either directly or indirectly, for substantially the same term of the financial instrument.

Level 3 – Inputs into fair value methodology are unobservable and significant to the fair value measurement (primarily alternative type investments, which include, but are not limited to, limited partnership interests, hedges, private equity, real estate and natural resource funds). Often, these types of investments are valued based on historical cost and then adjusted by shared earnings of a partnership or cooperative, which can require some varying degree of judgment.

Information regarding assets (principally cash and investments) and liabilities measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2012 are as follows:

Recurring Fair Value Measurements using Fair Value at September 30, 2012

				Total Fair
	Level I	Level II	Level III	Value
Assets at Fair Value:

Cemetery perpetual care and pre-need trust investments	$-	$7,947,728	$-	$7,947,728

Liabilities at fair value:

Non-controlling interest in pre-need trust investments	$-	$2,338,402	$-	$2,338,402

Recurring Fair Value Measurements using Fair Value at June 30, 2012

				Total Fair
	Level I	Level II	Level III	Value
Assets at Fair Value:

Cemetery perpetual care and pre-need trust investments	$-	$7,802,004	$-	$7,802,004

Liabilities at fair value:

Non-controlling interest in pre-need trust investments	$-	$2,326,926	$-	$2,326,926

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company’s financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Management’s discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company’s business and products, revenues, expenditures and operating and capital requirements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company’s markets and customers, the Company’s objectives and plans for its future operations and products and the Company’s expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially for those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; conditions in the industries in which the Company operates, particularly the airline industry; the Company’s ability to win government contracts; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw material used in manufacturing certain of the Company’s products or services provided; capacity constraints limiting the production of certain products; changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash; requirements for unseen maintenance, repairs or capital asset acquisitions; difficulties or delays in the development, production, testing and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, and laws and regulations; foreign exchange rates and fluctuations in those rates; the cost and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.

FINANCIAL CONDITION AND LIQUIDITY

The Company’s liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, short term notes from officers, cash flows from operations and the offering of its subordinated debentures. For the first three months of fiscal year 2013, the Company had an increase in cash of $135,423, compared to a $26,794 cash increase for the same period in fiscal year 2012. As of September 30, 2012, the Company held cash and cash equivalents of $510,284.

During the three month period ended September 30, 2012, the Company recorded net income after taxes of $95,067. The Company’s net cash provided from operating activities was $208,189 in the first three months of fiscal year 2013, compared to net cash from operating activities of $177,171 in the same period of fiscal year 2012. The increase in net cash provided from operating activities during this three month period was primarily due to the reduction of inventory. Cash flow used in investing activities was $9,888 during the first three months of fiscal year 2013 and was primarily used for the purchase of property and equipment. Net cash used for financing activities was $62,878 during the first three months of fiscal year 2013, and was used to pay down debt and was comparable to prior fiscal year 2012. The remaining increases and decreases in the components of the Company’s financial position reflect normal operating activity.

The Company had negative working capital of $264,271 at September 30, 2012, an improvement of $77,842 since June 30, 2012. The negative working capital position is due primarily to the reclassification of $1,885,731 of real estate mortgage which is due within one year and which the company presently is attempting to refinance. At September 30, 2012, current assets amounted to $7,776,678 and current liabilities were $8,040,949, resulting in a negative current ratio of ..96 to 1.0, which was also the current ratio at June 30, 2012. Long-term debt was $1,682,398 and stockholders’ equity was $1,108,644 at September 30, 2012. The Company’s present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2013 were $22,864, compared with capital expenditures of $63,713 during the same period in fiscal year 2012. The cemetery operations incurred expenditures for improvements to the mausoleum ($595), lowering straps and a jet pump for the grounds ($704), software ($174) and a copier and two vacuum cleaners ($2,802), or $4,275 in total for cemetery operations. The aviation ground support operations purchased a welder ($9,272), hand tools for the shop ($1,454), land improvements or blacktop ($1,066), building improvements or roof repairs ($817) and technical manuals ($5,980), or $18,589 in capital expenditures for aviation ground support operations. The Company anticipates that it will spend approximately $100,000 on capital expenditures during the final three quarters of fiscal year 2013 for repairs to the Oakridge cemetery mausoleum and equipment, and building improvements for aviation ground support operations. The Company plans to finance these capital expenditures primarily through operating cash flows as sales continue to improve in the aviation segment.

The Company has two lines of credit facilities. As of September 30, 2012, $1,310,845 of aggregate borrowing capacity exists of which $1,210,845 was outstanding, leaving available credit of $100,000.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operating needs. However, the Company needs to refinance its real estate mortgage by May 2013 in order to fully meet its cash requirements.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2012, inflation did not have a significant effect on the Company’s results in the first three months of fiscal year 2013.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL YEAR 2013 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2012

CEMETERY OPERATIONS:

Cemetery revenue from operations decreased $178,519 to $749,163 for the first quarter of fiscal year 2013, or 20% over the prior year’s comparable period revenue of $927,682. The decrease was primarily due to decreases in sales of markers of $72,315, foundations of $15,051, grave liners of $44,219 and interment fees of $71,286. The increases during the quarter were in cremation fees of $3,435, mausoleum space of $16,328 and land sales of $6,150.

The cemetery gross profit margin decreased to 38% in the first quarter of fiscal year 2013, a decrease of 4% compared to the corresponding period in fiscal year 2012. The decrease was attributable to the write-down of cemetery plot inventory during the reconciliation of cemetery plots available for sale of $43,527.

Interest income from cemetery care funds increased $1,797, or 9%, in the first quarter of fiscal year 2013, compared to the corresponding period in fiscal year 2012. The increase was due to increased rates earned on funds.

Selling expenses decreased $12,554, or 18%, in the first quarter of fiscal year 2013, compared to the corresponding period in fiscal year 2012. The decrease was caused by having one less full-time salesperson and reduced benefits.

General and administrative expenses decreased $43,617, or 25%, in the first quarter of fiscal year 2013 in comparison to the prior year’s comparable period. The decrease was primarily due to no allocation of audit fees of $20,000, decreased office salaries of $18,619 and contributions of $14,826.

AVIATION GROUND SUPPORT EQUIPMENT OPERATIONS:

Revenue increased $1,112,472 to $3,182,614, or 53.7%, in the first quarter of fiscal year 2013 in comparison to the prior year’s comparable period. The increase was primarily due to no problems or work stoppage on U.S. Government contracts as in the past comparable period.

Gross profit margin increased 11% in the first quarter of fiscal year 2013, compared to the corresponding period in fiscal year 2012. This increase was primarily due to increased hi-lift sales, which have a higher gross profit margin.

Selling expenses for the aviation ground support equipment business as a percentage of sales decreased .76% of net revenues for the comparable period. The decrease of $6,039 in the first quarter of fiscal year 2013, compared to the corresponding period in fiscal year 2012, was primarily due to lower salaries and no allocation of fringe benefits.

General and administrative expenses in the first quarter of fiscal year 2013 increased $11,589, or 17%, in comparison to the first quarter of fiscal year 2012. The increase was primarily due to various small increases less than $1,000 with the main increases being salaries of $3,640, life insurance for employees of $2,298, and penalties for non-compliance in regards to chassis not being able to use Jet fuel of $1,100.

Interest expense in the first quarter of fiscal year 2013 was $94,886, an increase of $10,383, or 12.3%, in comparison to the first quarter of fiscal year 2012. The increase was due to a higher finance rates for all debts.

Interest income in the first quarter of fiscal year 2013 is immaterial.

OAKRIDGE HOLDINGS, INC.

General and administrative expenses in the first quarter of fiscal year 2013 increased $15,917, or 22%, in comparison to the first quarter of fiscal year 2012. The increase was due to professional fees for the fiscal year audit of 2012, which was previously allocated to other operating segments.

Interest expense in the first quarter of fiscal year 2013 was $21,150, a decrease of $675, or 3%, in comparison to the first quarter of fiscal year 2012. The decrease was primarily due to the decrease in short term debt.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures because of the material weaknesses relating to internal controls that were described in Item 9A of the Company’s Form 10-K for the year ended June 30, 2012, filed October 16, 2012.

Notwithstanding the material weaknesses that existed as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that the financial statements included in this report present fairly, in all material respects, the financial position, results of operations and cash flows of the Company in conformity with accounting principles generally accepted in the United States of America.

No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has concluded that the material weaknesses in internal control, as described in Item 9A of our Form 10-K for the year ended June 30, 2012, have not been fully remediated. We are committed to implementing the necessary enhancements to our policies and procedures to fully remediate the material weaknesses discussed above. Due to our lack of sufficient capital, we expect the material weaknesses to continue until our capital needs are met.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time involved in the ordinary course of litigation incidental to the conduct of its businesses. The Company believes that none of its pending litigation will have a material adverse effect on the Company’s businesses, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012:

1.1	Form of 9.00% Convertible Subordinated Debenture due July 1, 2014 (1)
3(i)	Amended and Restated Articles of Incorporation, as amended (2)
3(ii)	Amended and Superseding By-Laws of the Company, as amended (2)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
100	XBRL-Related Documents

(1)	Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2011.
(2)	Incorporated by reference to the like numbered Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Oakridge Holdings, Inc.

/s/ Robert C. Harvey
Robert C. Harvey
Chief Executive Officer
Principal Accounting Officer

Date: November 14, 2012

INDEX TO EXHIBITS

DESCRIPTION		METHOD OF FILING
1.1	Form of 9.00% Convertible Subordinated Debenture due July 1, 2014	(incorporated by reference)
3(i)	Amended and Restated Articles of Incorporation of the Company	(incorporated by reference)
3(ii)	Amended and Superseding By-Laws of the Company, as amended	(incorporated by reference)
31	Rule 13a-14(a)/15d-14(a) Certifications	(filed electronically)
32	Section 1350 Certifications	(filed electronically)
100	XBRL-Related Documents	(filed electronically)