Form 10-Q
period 2012-12-31
OAKRIDGE HOLDINGS INC
filed 2013-02-12
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR
15(d) OF THE EXCHANGE ACT

For the transition period from _________________to _________________

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

OAKRIDGE HOLDINGS, INC.

FORM 10-Q

For the quarter ended December 31, 2012

TABLE OF CONTENTS

PART I.	Financial Information	3

ITEM 1.	Condensed Consolidated Financial Statements:	3

(a)	Condensed Consolidated Balance Sheets as of December 31, 2012 (unaudited) and June 30, 2012 (audited)	3

(b)	Condensed Consolidated Statements of Income for the three months ended December 31, 2012 and 2011 (unaudited) and six months ended December 31, 2012 and 2011 (unaudited)	5

(c)	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 (unaudited)	7

(d)	Notes to Condensed Consolidated Financial Statements	8

SIGNATURES	21

PART I - FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,2012	June 30,2012
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$264,826	$374,861
Restricted Cash	38,090	86,915
Receivables, net	1,700,977	1,179,851
Inventories:
Production, net	4,345,661	6,046,477
Cemetery, mausoleum space, markers and related	566,013	619,530
Other current assets	100,364	54,586
Deferred income taxes	173,000	242,000
Total current assets	7,188,931	8,604,220

Property, plant and equipment:
Property, plant and equipment, at cost	7,181,816	7,073,242
Less accumulated depreciation	(4,848,769)	(4,741,669)
Property, plant and equipment, net	2,333,047	2,331,573

Other assets:
Preneed trust investments	2,353,294	2,326,926
Cemetery perpetual care trusts	5,621,364	5,475,078
Deferred income taxes	703,000	703,000
Debt issuance costs, net	41,941	45,813
Other	7,549	7,549
Total other assets	8,727,148	8,558,366

Total assets	$18,249,126	$19,494,159

See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,2012	June 30,2012
	(unaudited)	(audited)

LIABILITIES

Current liabilities:
Lines of credit - bank	$1,010,845	$1,210,845
Trade accounts payable	968,164	1,198,937
Due to finance company	908,084	1,456,083
Accrued liabilities	848,244	789,110
Deferred revenue	1,403,171	1,913,926
Short-term notes payable – officers	300,000	300,000
Current maturities of long-term debt	262,549	2,077,432
Total current liabilities	5,701,057	8,946,333

Long-term liabilities:
Long-term debt, net of current maturities	2,807,843	1,092,245
Convertible subordinated debentures- officers	560,000	560,000
Convertible subordinated debentures - others	80,000	80,000
Non-controlling interest in pre-need care trust investments	2,353,294	2,326,926
Total long-term liabilities	5,801,137	4,059,171

Total liabilities	11,502,194	13,005,504

Non-controlling interest in perpetual
trust investments	5,621,364	5,475,078

Stockholders’ equity:
Common stock	143,151	143,151
Additional paid-in-capital	2,028,975	2,028,975
Accumulated deficit	(1,046,558)	(1,158,549)
Total stockholders’ equity	1,125,568	1,013,577

Total liabilities and stockholders’ equity	$18,249,126	$19,494,159

See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Revenue, net:
Cemetery	$860,679	$876,538	$1,609,842	$1,804,220
Aviation	2,410,802	2,045,567	5,593,416	4,115,709
Interest – Care Funds	43,579	20,657	65,554	40,835
Other	334	2,036	502	2,036
Total revenue	3,315,394	2,944,798	7,269,314	5,962,800

Operating expenses:
Cost of cemetery sales	573,834	502,113	1,052,734	1,050,309
Cost of aviation sales	2,207,969	1,601,640	5,029,542	3,684,871
Sales and marketing	89,125	128,112	172,644	230,224
General and administrative	323,705	329,455	621,695	643,556
Total operating expenses	3,194,633	2,561,320	6,876,615	5,608,960

Operating income	120,761	383,478	392,699	353,840

Other income (expense):
Interest income	4,883	1,826	8,048	7,216
Interest expense	(103,720)	(127,245)	(219,756)	(234,016)
Total other expense	(98,837)	(125,419)	(211,708)	(226,800)

Income from continuing operations	21,924	258,059	180,991	127,040
before income taxes

Provision for income taxes	8,000	100,000	69,000	50,000

Net income	$13,924	$158,059	$111,991	$77,040

Continued:	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Net income per common share – basic	$.010	$.110	$.078	$0.054

Weighted average number of common shares outstanding– basic	1,431,503	1,431,503	1,431,503	1,431,503

Net income per common shares – diluted	$.009	$.064	$0.046	$0.039

Weighted average number of common shares outstanding – diluted	3,031,503	2,771,503	3,031,503	2,771,503

See accompanying notes to the
condensed consolidated financial statements

PART I - FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2012	2011

Cash flows from operating activities:
Net income	$111,991	$77,040
Adjustments to reconcile net income
to cash flows from operating activities:
Depreciation and amortization	110,972	127,804
Deferred income taxes	69,000	50,000
Accounts receivable	(521,126)	(1,181,364)
Inventories	1,754,333	688,770
Other assets	(45,778)	(81,230)
Accounts payable and due to finance Company	(778,772)	(551,650)
Gains on non-controlling trust investments	29,004	61,877
Deferred revenue	(510,755)	1,008,147
Accrued liabilities	59,134	97,718

Net cash provided by operating activities	278,003	297,112

Cash flows from investing activities:
Purchases of property and equipment	(108,574)	(159,010)
Purchases of non-controlling investments in trusts	(492,185)	(137,399)
Sales of non-controlling investments in trusts	463,181	75,522
Restricted cash	48,825	3,105

Net cash used by investing activities	(88,753)	(217,782)

Cash flows used in financing activities:
Net repayments lines of credit	(200,000)	-
Payments of short-term debt	-	(20,000)
Principal payments on long-term debt	(99,285)	(120,922)

Net cash used in financing activities	(299,285)	(140,922)

Net change in cash	(110,035)	(61,592)

Cash and cash equivalents:

Beginning of year	374,861	416,997

End of period	$264,826	$355,405

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$219,756	$234,016

See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the “Company”) and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Operating results for the six-month period ended December 31, 2012 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include but are not limited to accounts receivable, inventory reserves, investment fair value, depreciation and accruals. Actual results could differ from those estimates.

2.            EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Accounting Standards Codification Topic 260 – Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures. The following table presents the computation of basic and diluted EPS for the six and three months ended December 31, 2012 and 2011:

	Six Months Ended December 31,
	2012	2011

Income from continuing operations	$111,991	$77,040

Average shares of common stock outstanding used to compute basic earnings per common share	1,431,503	1,431,503

Additional common shares to be issued assuming exercise of stock options, and conversion of convertible debentures	1,600,000	1,280,000

Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period	28,800	28,800

Shares used to compute dilutive effect of stock options and convertible debentures	3,031,503	2,711,503

Basic earnings per common share from continuing operations	$.078	$.054

Diluted earnings per common share from continuing operations	$.046	$.039

	Three Months Ended December 31,
	2012	2011

Income from continuing operations	$13,924	$158,059

Average shares of common stock outstanding used to compute basic earnings per common share	1,431,503	1,431,503

Additional common shares to be issued assuming exercise of stock options, and conversion of convertible debentures	1,600,000	1,280,000

Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period	14,400	14,400

Shares used to compute dilutive effect of stock options and convertible debentures	3,031,503	2,711,503

Basic earnings per common share from continuing operations	$.010	$.110

Diluted earnings per common share from continuing operations	$.009	$.064

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

The table below summarizes information about reported segments for the three months and six months ended December 31, 2012 and 2011:

SIX MONTHS ENDED
DECEMBER 31, 2012:
	Aviation
	Ground
	Support
	Equipment	Cemeteries	Corporate	Consolidation

Revenues	$5,593,416	$1,675,396	$502	$7,269,314

Depreciation and amortization	52,472	57,500	1,000	110,972

Gross Margin	563,874	622,662	502	1,187,038

Selling Expenses	49,785	122,859	-	172,644

General & Administrative Expenses	154,298	306,848	160,549	621,695

Interest Expense	176,411	1,045	42,300	219,756

Interest Income	54	7,994	-	8,048

Income (loss) before Taxes	183,434	199,904	(202,347)	180,991

Capital Expenditures	49,101	59,473		108,574

Segment Assets:
Inventory	4,345,661	566,013	-	4,911,674
Property, Plant & Equipment	1,620,803	706,150	6,094	2,333,047

SIX MONTHS ENDED
DECEMBER 31, 2011:
	Aviation
	Ground
	Support
	Equipment	Cemeteries	Corporate	Consolidation

Revenues	$4,115,709	$1,845,055	$2,036	$5,962,800

Depreciation and amortization	48,272	78,000	1,532	127,804

Gross Margin	430,838	794,746	2,036	1,227,620

Selling Expenses	68,744	161,480	-	230,224

General & Administrative Expenses	148,127	348,998	146,431	643,556

Interest Expense	191,268	448	42,300	234,016

Interest Income	106	7,110	-	7,216

Income (loss) before
Taxes	22,805	290,930	(186,695)	127,040

Capital Expenditures	115,158	43,852	-	159,010

Segment Assets:
Inventory	6,852,077	593,850	-	7,445,927
Property, Plant & Equipment	1,595,067	736,255	6,724	2,388,046

THREE MONTHS ENDED
DECEMBER 31, 2012:
	Aviation
	Ground
	Support
	Equipment	Cemeteries	Corporate	Consolidation

Revenues	$2,410,802	$904,258	$334	$3,315,394

Depreciation and amortization	26,236	28,750	500	55,486

Gross Margin	202,833	330,424	334	533,591

Selling Expenses	21,835	67,290	-	89,125

General & Administrative Expenses	75,386	176,184	72,135	323,705

Interest Expense	81,525	1,045	21,150	103,720

Interest Income	9	4,874	-	4,883

Income (loss) before Taxes	24,096	90,779	(92,951)	21,924

Capital Expenditures	30,512	55,198	-	85,710

THREE MONTHS ENDED
DECEMBER 31, 2011:
	Aviation
	Ground
	Support
	Equipment	Cemeteries	Corporate	Consolidation

Revenues	$2,045,567	$897,195	$2,036	$2,944,798

Depreciation and amortization	24,300	39,000	500	63,800

Gross Margin	443,927	395,082	2,036	841,045

Selling Expenses	34,755	93,357	-	128,112

General & Administrative Expenses	80,804	174,717	73,934	329,455

Interest Expense	106,765	5	20,475	127,245

Interest Income	65	1,761	-	1,826

Income (loss) before Taxes	221,668	128,764	(92,373)	258,059

Capital Expenditures	83,424	11,873	(1,329)	93,968

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

Level 3 – Inputs into fair value methodology are unobservable and significant to the fair value measurement (primarily consisting of alternative type investments, which include but are not limited to, limited partnership interests, hedges, private equity, real estate, and natural resource funds). Often, these types of investments are valued based on historical cost and then adjusted by shared earnings of a partnership or cooperative, which can require some varying degree of judgment.

Information regarding assets (principally cash and investments) and liabilities measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2012 are as follows:

	Recurring Fair Value Measurements using
	Level I	Level II	Level III	Total Fair Value

December 31, 2012:

Assets at Fair Value:

Cemetery perpetual care and pre-need trust investments	$-	$7,974,658	$-	$7,974,658

Total Assets at fair value	$-	$7,974,658	$-	$7,974,658

Liabilities at fair value:

Non-controlling interest in pre-need trust investments	$-	$2,353,294	$-	$2,353,294

	Recurring Fair Value Measurements using
	Level I	Level II	Level III	Total Fair Value

June 30, 2012:

Assets at Fair Value:

Cemetery perpetual care and pre-need trust investments	$-	$7,802,004	$-	$7,802,004

Total Assets at fair value	$-	$7,802,004	$-	$7,802,004

Liabilities at fair value:

Non-controlling interest in pre-need trust investments	$-	$2,326,926	$-	$2,326,926

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, short-term notes from officers, cash flow from operations and the offering of its subordinated debentures. For the first six months of fiscal year 2013, the Company had a decrease in cash of $110,035 compared to a cash decrease in the same period in fiscal year 2012 of $61,592. As of December 31, 2012, the Company had no cash equivalents. During the six month period ended December 31, 2012, the Company recorded net income from operations after taxes of $111,991. The Company's net cash provided from operating activities was $278,003 in the first six months of fiscal year 2013 compared to net cash provided from operating activities of $297,112 in the same period in fiscal year 2012. The decrease in cash provided from operating activities was primarily due to a decrease in deferred revenue, partially offset by reductions in inventories and a smaller increase in receivables. During the first six months of fiscal 2013, cash used by investing activities was $88,753, primarily due to the purchase of equipment, and net cash used for financing activities was $299,285, primarily due to payment of debt to banks. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $1,487,874 at December 31, 2012, an increase of $1,829,987 from June 30, 2012. The increase in working capital was primarily due to the refinancing of long-term debt in February 2013, as this was previously classified as short-term. Current assets amounted to $7,188,931 and current liabilities were $5,701,057, resulting in a current ratio of 1.26 to 1.0 at December 31, 2012, which reflects an increase from a negative 0.96 to 1.0 at June 30, 2012. Long-term debt was $3,447,843 and equity was $1,125,568 at December 31, 2012. The Company’s present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for the first six months of fiscal year 2013 were $108,574 compared with $159,010 for the same period in fiscal year 2012. The decrease in capital expenditures reflects the Company’s decrease in cash flow provided from operating activities. The Company anticipates that it will spend approximately $5,000 on capital expenditures during the final two quarters of fiscal year 2013 for technical manuals for aviation ground support operations and $20,000 for repairs on the mausoleums. The Company plans to finance these capital expenditures primarily through cash flows provided by operations.

The Company has three lines of credit facilities. As of December 31, 2012, $1,010,845 of aggregate borrowing capacity of $1,210,845 was outstanding, leaving available credit of $200,000.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operating needs.

INFLATION

As of December 31, 2012, inflation did not have a significant effect on the Company’s results in the first six months of fiscal year 2013 due to the relatively low levels of inflation experienced during the first half of this fiscal year.

RESULTS OF OPERATIONS

FIRST SIX MONTHS OF FISCAL YEAR 2013
COMPARED WITH FIRST SIX MONTHS OF FISCAL YEAR 2012

Cemetery Operations:

Revenue from operations for the six months ended December 31, 2012 was $1,675,396, a decrease of $169,659, or 9%, when compared to the six months ended December 31, 2011. The decrease was primarily due to a decrease in cemetery plots of $44,000, foundations $27,000, interment fees of $97,000, and grave boxes of $24,000. These decreases were partially offset by the increase in marker revenue of $24,000. The overall decrease is attributable to the increase in cremations.

Cost of sales for the six months ended December 31, 2012 was $1,052,734, an increase of $2,425, or .2%, compared to the six months ended December 31, 2011.

The resulting cemetery gross profit margin was 37% for the first six months of fiscal year 2013 compared to 43% for the corresponding period in fiscal year 2012, representing a 6% decrease. The decrease was primarily due to less sales and increased fixed operating costs of salaries and related benefits.

Selling expenses for the six months ended December 31, 2012 were $122,859, a decrease of $38,621, or 24%, when compared to the six months ended December 31, 2011. The decrease was due to the allocation of payroll taxes to the sales department in the six months ended December 31, 2011 and less sales commissions with the decrease in overall sales.

General and administrative expenses for the six months ended December 31, 2012, were $306,848, a decrease of $42,150, or 12%, when compared to the six months ended December 31, 2011. The decrease was primarily due to a decrease in contributions of $15,166, employee relations of $14,826, office salaries for one less full-time employee of $16,365 and allocation of payroll taxes of $15,236. These decreases were partially offset by increases in health insurance of $11,152 and management salary of $8,955. All other costs remained constant with the prior year’s period.

Corporate:

General and administrative expenses for the six months ended December 31, 2012 were $160,549, an increase of $14,118, or 10%, when compared to the six months ended December 31, 2011. The increase was primarily due to an increase in professional fees for accountants and the related audit for fiscal year ended June 30, 2012.

Interest expense for the six months ended December 31, 2012 was $42,300, or no change when compared to the six months ended December 31, 2011.

Aviation Ground Support Operations:

Revenue for the six months ended December 31, 2012 was $5,593,416, an increase of $1,477,707, or 36%, when compared to the six months ended December 31, 2011. The increase was primarily due to the fact that the United States government resumed the shipment of all equipment, whereas in the prior year’s period it had stopped shipping because the 2011 Ford chassis was not able to run on jet fuel.

Cost of sales as a percentage of sales for the six months ended December 31, 2012 was 90%, or no change when compared to the six months ended December 31, 2011.

The resulting gross profit margin was 10% for the first six months of fiscal year 2013 or no change when compared to the fiscal year 2012.

Selling expenses for the six months ended December 31, 2012 were $49,785, a decrease of $18,959, or 28%, when compared to the six months ended December 31, 2011. The decrease was primarily due to no outside sales commissions and a decrease in sales salaries.

General and administrative expenses for the six months ended December 31, 2012, were $154,298, a decrease of $6,171, or 4%, when compared to six months ended December 31, 2011. The decrease was primarily due to no longer requiring the services of an outside consultant for our electrical department.

Other expenses, which consist of interest expense and interest income, for the six months ended December 31, 2012, were a combined expense of $176,357, a decrease of $14,805, or 8%, when compared to the six months ended December 31, 2011. The decrease was due to less debt.

THREE MONTHS ENDED DECEMBER 31, 2012
COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2011

Cemetery Operations:

Revenue for the three months ended December 31, 2012 was $904,258, an increase of $7,063, or 1%, when compared to the three months ended December 31, 2011.

Cost of sales for the three months ended December 31, 2012 was $573,834, an increase of $71,721, or 14%, when compared to the three months ended December 31, 2011. The increase is primarily due to increased salaries and related payroll costs of $49,500, gas and oil of $7,400, pension costs of $10,463 and workers compensation of $8,594. These costs were partially offset by a decrease in depreciation of $9,250.

The resulting cemetery gross profit margin was 37% for the three months ended December 31, 2012 compared to 44% for the corresponding period in the prior fiscal year, representing a 7% decrease. The decrease is related to greater cost of labor and related union benefits.

Selling expenses for the three months ended December 31, 2012 were $67,290, a decrease of $26,067, or 28%, when compared to the three-month period ended December 31, 2011. The decrease was primarily related to the allocation of payroll taxes in the prior year’s period.

General and administrative expenses for the three months ended December 31, 2012 were $176,184, an increase of $1,467, or .8%, when compared to the three months ended December 31, 2011.

Corporate:

General and administrative expenses for the three months ended December 31, 2012 were $72,135, a decrease of $1,799, or 2%, when compared to the three months ended December 31, 2011. The decrease was primarily due to decreased professional fees from attorneys and accountants.

Interest expense for the three months ended December 31, 2012 was $21,150, an increase of $675, or 3%, when compared to the three months ended December 31, 2011. The increase is due to higher debenture debt.

Aviation Ground Support Operations:

Revenues for the three months ended December 31, 2012 were $2,410,802, an increase of $365,235 or 18%, when compared to the three months ended December 31, 2011. The increase in revenue was primarily due to an increase in international sales.

Cost of sales for the three months ended December 31, 2012, were $2,207,969, an increase of $606,329, or 38%, when compared to the three months ended December 31, 2011. The increase was primarily due to the increase in sales plus added costs related to a stairs contract with the United States Air Force, which was over engineered and cost more to build than was estimated.

The resulting gross profit margin was 8% for the three months ended December 31, 2012, compared to a gross profit margin of 22% for prior year’s period. The decrease of 14% is due to the stairs contract with the United States Air Force.

Selling expenses for the three months ended December 31, 2012 were $21,835, a decrease of $12,920, or 37%, when compared to the three months ended December 31, 2011. The decrease is due to lower wages for the VP of sales and marketing and related payroll costs.

General and administrative expenses for the three months ended December 31, 2012 were $75,386, a decrease of $5,418, or 7%, when compared to the three months ended December 31, 2011. The difference is primarily related to no electrical consulting fees.

Interest expense for the three months ended December 31, 2012 was $81,525, a decrease of $25,240, or 24%, when compared to the three months ended December 31, 2011. The decrease is primarily due to lower a debt balance with Ford Motor Credit and bank debt.

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

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.            MINE SAFETY DISCLOSURES

None.

ITEM 5.            OTHER INFORMATION

Not applicable.

ITEM 6.            EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2012:

1.1	Form of 9.00% Convertible Subordinated Debenture due July 1, 2014 (1)

3(i)	Amended and Restated Articles of Incorporation, as amended (2)

3(ii)	Amended and Superseding By-Laws of the Company, as amended (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

100	XBRL Related Documents

(1) Incorporated by reference to the like numbered Exhibit to the Company’s Current Report on Form 8-K filed with the Commission on February 7, 2011.

(2) Incorporated by reference to the like numbered Exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oakridge Holdings, Inc.

/s/ Robert C. Harvey
Robert C. Harvey
Chief Executive Officer, Principal
Accounting Officer,
and Chief Financial Officer

Date: February 14, 2013

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	METHOD OF FILING

1.1	Form of 9.00% Convertible Subordinated Debenture due July 1, 2014	(incorporated by reference)

3(i)	Amended and Restated Articles of Incorporation of the Company	(incorporated by reference)

3(ii)	Amended and Superseding By-Laws of the Company, as amended	(incorporated by reference)

31	Rule 13a-14(a)/15d-14(a) Certifications	(filed electronically)

32	Section 1350 Certifications	(filed electronically)

100	XBRL Related Documents	(filed electronically)