Form 10-Q
period 2013-03-31
OAKRIDGE HOLDINGS INC
filed 2013-05-17
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[x]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) X OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from____________ to_____________

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

Large Accelerated filer	Accelerated Filer

Non-accelerated filer	Smaller reporting company X

(Do not check if a smaller reporting company)

OAKRIDGE HOLDINGS, INC.

FORM 10-Q

For the quarter ended March 31, 2013

TABLE OF CONTENTS

PART I.	Financial Information

ITEM 1.	Condensed Consolidated Financial Statements:

(a) Condensed Consolidated Balance Sheets as of March 31, 2013 (unaudited) and June 30, 2012 (audited)

(b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012 (unaudited) and nine months ended March 31, 2013 and 2012 (unaudited)

(c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 (unaudited)

(d) Notes to Condensed Consolidated Financial Statements

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4.	Controls and Procedures

PART II.	Other Information

ITEM 1.	Legal Proceedings

ITEM 1A.	Risk Factors

ITEM 2-4.	Not Applicable

ITEM 5.	Not Applicable

ITEM 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2013(unaudited)	2012(audited)
ASSETS

Current assets:
Cash & cash equivalents	$495,201	$374,861
Restricted cash	38,094	86,915
Receivables, net	1,338,481	1,179,851
Inventories:
Production, net	4,284,923	6,046,477
Cemetery, mausoleum space and markers	577,235	619,530
Other current assets	115,791	54,586
Deferred income taxes	182,000	242,000
Total current assets	7,031,725	8,604,220

Property, plant and equipment:
Property, plant and equipment, at cost	7,198,568	7,073,242
Less accumulated depreciation	(4,903,569)	(4,741,669)
Property, plant and equipment, net	2,294,999	2,331,573

Other assets:
Preneed trust investments	2,161,478	2,326,926
Cemetery perpetual care trusts	5,747,066	5,475,078
Deferred income taxes	703,000	703,000
Deferred financing costs, net	92,130	45,813
Other	7,634	7,549
Total other assets	8,711,308	8,558,366

Total assets	$18,038,032	$19,494,159

See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	June 30,
	2013(unaudited)	2012(audited)

LIABILITIES

Current liabilities:
Lines of credit – bank	$500,000	$1,210,845
Accounts payable	934,695	1,198,937
Due to finance company	455,539	1,456,083
Accrued liabilities	887,042	789,110
Deferred revenue	2,291,953	1,913,926
Short-term notes payable – officers	300,000	300,000
Current maturities of long-term debt	183,567	2,077,432
Total current liabilities	5,552,796	8,946,333

Long-term debt:
Long-term debt, net of current maturities	2,830,840	1,092,245
Convertible subordinated debentures - officers	560,000	560,000
Convertible subordinated debentures - others	80,000	80,000
Non-controlling interest in pre-need care trust investments	2,161,478	2,326,926
Total long-term liabilities	5,632,318	4,059,171

Total liabilities	11,185,114	13,005,504

Non-controlling interest in trust investments	5,747,066	5,475,078

Stockholders’ equity:
Common stock	143,151	143,151
Additional paid-in-capital	2,028,975	2,028,975
Accumulated deficit	(1,066,274)	(1,158,549)
Total stockholders’ equity	1,105,852	1,013,577

Total liabilities and stockholders’ equity	$ 18,038,032	$ 19,494,159

See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Revenue, net:
Cemetery	$852,430	$815,743	$2,462,272	$2,619,963
Aviation	1,035,750	2,949,638	6,629,166	7,065,347
Interest – Care Funds	29,488	33,403	95,042	74,238
Other	1,115	918	1,617	2,954
Total revenue	1,918,783	3,799,702	9,188,097	9,762,502

Operating expenses:
Cost of cemetery sales	555,860	526,643	1,608,594	1,576,952
Cost of aviation sales	969,060	2,644,717	5,998,602	6,329,588
Sales and marketing	87,167	64,229	259,811	294,453
General and administrative	264,363	269,733	886,058	913,289
Total operating expenses	1,876,450	3,505,322	8,753,065	9,114,282

Income from operations	42,333	294,380	435,032	648,220

Other income (expense):
Interest income	12,290	13,392	20,338	20,608

Interest expense	(83,339)	(127,600)	(303,095)	(361,616)
Total other expense	(71,049)	(114,208)	(282,757)	(341,008

Income (loss) before income taxes	(28,716)	180,172	152,275	307,212

Income tax provision (benefit)	(9,000)	73,000	60,000	123,000

Net income (loss)	$(19,716)	$107,172	$92,275	$184,212

Continued:	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net income (loss) per common share – basic	$(.014)	$.075	$.064	$.129

Weighted average number of common shares – basic	1,431,503	1,431,503	1,431,503	1,431,503

Net income (loss) per common share – diluted	$(.014)	$.045	$.045	$.084

Weighted average number of common shares outstanding – diluted	Anti-dilutive	2,711,503	3,031,503	2,711,503

See accompanying notes to the
condensed consolidated financial statements

PART I - FINANCIAL INFORMATION	FORM 10-Q
ITEM 1 – FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31,

	2013	2012

Cash flows from operating activities:
Net income	$92,275	$184,212
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	166,708	199,346
Deferred income taxes	60,000	123,000
Receivables	(158,630)	37,326
Inventories	1,803,849	381,495
Prepaids & other assets	(61,290)	(54,453)
Accounts payable and due to finance company	(1,264,786)	(420,183)
Gains (losses) on non-controlling trust investments	61,398	(2,301)
Deferred revenue	378,027	69,455
Accrued liabilities	97,932	97,154

Net cash flows from operating activities	1,175,483	615,051

Cash flows from investing activities:
Purchases of non-controlling investments in trusts	(729,574)	(6,343,418)
Purchases of property and equipment	(125,326)	(281,423)
Sales of non-controlling investments in trusts	668,176	6,345,719
Restricted cash	48,821	3,021

Net cash flows used in investing activities	(137,903)	(276,101)

Cash flows from financing activities:
Net repayments on lines of credit - bank	(710,845)	-
Payments on short-term debt	-	(20,000)
Principal payments on long-term debt	(206,395)	(182,756)

Net cash flows used in financing activities	(917,240)	(202,756)

Net change in cash and cash equivalents	120,340	136,194

Cash and cash equivalents:
Beginning of year	374,861	416,997

End of period	$495,201	$553,191

See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION	FORM 10-Q

ITEM 1 – FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the “Company”) and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012. Operating results for the nine-month period ended March 31, 2013 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the consolidated financial statements include, but are not limited to, accounts receivable, depreciation and accruals. Actual results may differ from these estimates.

2. EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Accounting Standards Codification Topic 260- Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive stock options and convertible debentures. The following table presents the computation of basic and diluted EPS for the three and nine months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012

Income (loss) from continuing operations	$(19,716)	$107,172

Average shares of common stock outstanding used to compute basic earnings per common share	1,431,503	1,431,503

Additional common shares to be issued assuming exercise of stock options, and conversion of convertible debentures	1,600,000	1,280,000

Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period	$14,400	$14,400

Shares used to compute dilutive effect of stock options and convertible debentures	Anti-dilutive	2,711,503

Basic earnings per common share from continuing operations	$(0.014)	$0.075

Diluted earnings per common share from continuing operations	$(0.014)	$0.045

	Nine Months Ended March 31,
	2013	2012

Income from continuing operations	$92,275	$184,212

Average shares of common stock outstanding used to compute basic earnings per common share	1,431,503	1,431,503

Additional common shares to be issued assuming exercise of stock options, and conversion of convertible debentures	1,600,000	1,280,000

Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period	$43,200	$43,200

Shares used to compute dilutive effect of stock options and convertible debentures	3,031,503	2,711,503

Basic earnings per common share from continuing operations	$0.064	$0.129

Diluted earnings per common share from continuing operations	$0.045	$0.084

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

The table below summarizes information about reported segments for the three and nine months ended March 31, 2013 and 2012:

NINE MONTHS ENDED
MARCH 31, 2013:

	Aviation
	Ground
	Support
	Equipment	Cemeteries	Corporate	Consolidation

Revenues	$6,629,166	$2,557,314	$1,617	$9,188,097

Depreciation and amortization	77,708	87,500	1,500	166,708

Gross Margin	630,564	948,720	1,617	1,580,901

Selling Expenses	85,831	173,980	-	259,811

General & Administrative Expenses	220,977	436,704	228,377	886,058

Interest Expense	237,325	2,257	63,513	303,095

Interest Income	59	20,240	39	20,338

Income (loss) before Taxes	86,490	356,019	(290,234)	152,275

Capital Expenditures	53,411	71,915	-	125,326

Segment Assets:
Inventory	4,284,923	577,235	-	4,862,158
Property, Plant & Equipment, net	1,600,813	688,592	5,594	2,294,999

NINE MONTHS ENDED
MARCH 31, 2012:

	Aviation Ground
	Support Equipment	Cemeteries	Corporate	Consolidation

Revenues	$7,065,347	$2,694,201	$2,954	$9,762,502

Depreciation and amortization	80,314	117,000	2,032	199,346

Gross Margin	735,759	1,117,249	2,954	1,855,962

Selling Expenses	102,128	192,325	-	294,453

General & Administrative Expenses	210,395	480,487	222,407	913,289

Interest Expense	297,662	504	63,450	361,616

Interest Income	190	20,418	-	20,608

Income (loss) before Taxes	125,764	464,351	(282,903)	307,212

Capital Expenditures	236,094	44,759	570	281,423

Segment Assets:
Inventory	7,145,754	607,448	-	7,753,202
Property, Plant & Equipment, net	1,685,896	698,162	6,794	2,390,852

THREE MONTHS ENDED
MARCH 31, 2013:

	Aviation
	Ground Support
	Equipment	Cemeteries	Corporate	Consolidation

Revenues	$1,035,750	$881,918	$1,115	$1,918,783

Depreciation and amortization	25,236	30,000	500	55,736

Gross Margin	66,690	326,058	1,115	393,863

Selling Expenses	36,046	51,121	-	87,167

General & Administrative Expenses	66,679	129,856	67,828	264,363

Interest Expense	60,914	1,212	21,213	83,339

Interest Income	5	12,246	39	12,290

Income (loss) before Taxes	(96,944)	156,115	(87,887)	(28,716)

Capital Expenditures	4,310	12,442		16,752

THREE MONTHS ENDED
MARCH 31, 2012:
	Aviation Ground
	Support Equipment	Cemeteries	Corporate	Consolidation

Revenues	$2,949,638	$849,146	$918	$3,799,702

Depreciation and amortization	30,107	39,000	500	69,607

Gross Margin	304,921	322,503	918	628,342

Selling Expenses	33,384	30,845	-	64,229

General & Administrative Expenses	62,268	131,489	75,976	269,733

Interest Expense	106,394	56	21,150	127,600

Interest Income	84	13,308	-	13,392

Income (loss) before Taxes	102,959	173,421	(96,208)	180,172

Capital Expenditures	120,936	907	1,899	123,742

5. FAIR VALUE MEASUREMENTS

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability between market participants at a measurement date.

Generally accepted accounting principles describes a fair value hierarchy that includes three levels of inputs to be used to measure fair value. The three levels are defined below, as interpreted for use by the Company.

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

Level 3 - Inputs into fair value methodology are unobservable and significant to the fair value measurement (primarily consisting of alternative type investments, which include, but are not limited to, limited partnership interests, hedges, private equity, real estate, and natural resource funds). Often, these types of investments are valued based on historical cost and then adjusted by shared earnings of a partnership or cooperative, which can require some varying degree of judgment.

Information regarding assets and liabilities measured at fair value on recurring basis as of March 31, 2013 and June 30, 2012, are as follows:

	Recurring Fair Value Measurements using Fair Value at March 31, 2013

				Total Fair
	Level I	Level II	Level III	Value
Assets at Fair Value:

Cemetery perpetual care and pre-need trust investments	$-	$7,908,544	$-	$7,908,544

Liabilities at fair value:

Non-controlling interest in pre-need trust investments	$-	$2,161,478	$-	$2,161,478

	Recurring Fair Value Measurements using Fair Value at June 30, 2012

				Total Fair
	Level I	Level II	Level III	Value
Assets at Fair Value:

Cemetery perpetual care and pre-need trust investments	$-	$7,802,004	$-	$7,802,004

Liabilities at fair value:

Non-controlling interest in pre-need trust investments	$-	$2,326,926	$-	$2,326,926

6. DEBT

Lines of Credit

During February 2013, the Company refinanced a line of credit with a bank allowing up to $550,000, subject to certain borrowing base limitations with interest at 2% over the reference rate with a floor of 7%, maturing June 30, 2013. The reference rate is the rate announced by the U.S. Bank National Association referred to as the “U.S. Bancorp Prime Lending Rate.” As of March 31, 2013, the outstanding borrowing under this line of credit was $425,000.

In May 2013, the Company refinanced a second line of credit agreement with the same bank allowing borrowings up to $1,000,000, subject to certain borrowing base limitations, with interest at 2% over the reference rate with a floor of 7%, maturing in May 2014. The reference rate is the rate announced by the Wall Street Journal.

The lines of credit are secured by the assets of the Company’s wholly-owned subsidiary, Stinar HG, Inc., by the assignment of a life insurance policy on the chief executive officer/key stockholder, and personal guarantees from the Company and the chief executive officer/key stockholder. The lines of credit also have various yearly covenants.

Long-Term Debt

During February 2013, the Company refinanced a bank note payable originally maturing in May 2013. The old note was refinanced with two separate notes with the same bank.

The first note aggregated $1,665,000 and had a balloon payment of $740,000 due March 13, 2013, and subsequent monthly interest and principal payments of $6,672, with a second balloon payment due in January 2023. The interest rate on the note is at 6% through February 2018, and 3% over the reference rate through January 2023. The reference rate is the two most recent average yields on 5 year United States Treasury Notes, set in February 2018. The outstanding balance on this note at March 31, 2013 is 914,809.

The second note aggregated $200,000 and has monthly interest and principal payments of $6,091, maturing in February 2016. The interest rate on the note is at 2% over the reference rate (interest rate is 6% at March 31, 2013). The reference rate is the rate announced by the U.S. Bank National Association referred to as the “U.S. Bancorp Prime Lending Rate.” The outstanding balance on this note at March 31, 2013 is 189,702.

The notes are secured by the assets of Stinar and guarantees from the Company and the chief executive officer/key stockholder, as well as a first mortgage on property owned by Stinar. Debt issuance costs of $29,125 were added to the notes payable.

To repay the balloon payment from the note above in March 2013, the Company entered into a Small Business Administration note payable aggregating $762,000, which has monthly interest and principal payments of $5,107, maturing in March 2033. The interest rate on the note is at 4.48% . The outstanding balance at March 31, 2013 is $762,000. The note is secured by the assets of Stinar and guarantees from the Company and the chief executive officer/key stockholder, as well as a second mortgage on property owned by Stinar. Debt issuance costs of $22,000 were added to the note payable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Management's discussion and analysis of financial condition and results of operations, as well as other portions of this document, include certain forward-looking statements about the Company’s business and products, revenues, expenditures and operating and capital requirements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain “forward-looking” information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company’s markets and customers, the Company’s objectives and plans for its future operations and products, and the Company’s expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially from those discussed. Among the factors that could cause actual results to differ materially from those projected in any forward-looking statement are as follows: the effect of business and economic conditions; conditions in the industries in which the Company operates, particularly the airline industry; the Company’s ability to win government contracts; the impact of competitive products and continued pressure on prices realized by the Company for its products; constraints on supplies of raw material used in manufacturing certain of the Company’s products or services provided; capacity constraints limiting the production of certain products; changes in anticipated operating results, credit availability, equity market conditions or the Company’s debt levels that may further enhance or inhibit the Company’s ability to maintain or raise appropriate levels of cash; requirements for unforeseen maintenance, repairs or capital asset acquisitions; difficulties or delays in the development, production, testing, and marketing of products; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in manufacturing process and in realizing related cost savings and other benefits; the effects of changes in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the cost and effects of legal and administrative proceedings, including environmental proceedings; and the risk factors reported from time to time in the Company’s SEC reports. The Company undertakes no obligation to update any forward-looking statement as a result of future events or developments.

FINANCIAL CONDITION AND LIQUIDITY

The Company's liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, officers’ notes payable, cash flow from operations and the offering of its subordinated debentures. For the first nine months of fiscal year 2013, the Company had an increase in cash of $120,340 compared to a cash increase in the same period in fiscal year 2012 of $136,194. As of March 31, 2013, the Company had no cash equivalents.

During the nine-month period ended March 31, 2013, the Company recorded net income after tax of $92,275. The Company's net cash from operating activities was $1,175,483 in the first nine months of fiscal year 2013 compared to net cash from operating activities of $615,051 in the same period in fiscal year 2012. The increase in net cash from operating activities was primarily due to a decrease in inventories and an increase in deferred revenue, partially offset by a sizable reduction in accounts payable. This was primarily due to the slow down of orders from the United States government and thus the Company had a slow down in its operations in its Stinar division. During the first nine months of fiscal 2013, cash used by investing activities was $189,028 primarily due to capital expenditures. Net cash used in financing activities was $866,115 primarily due to the payment of debt. Due to the slow down in the Stinar division, the Company was able to reduce inventory and accounts receivable and thus was able to significantly reduce its line fo credit balance compared to a year ago. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $1,478,929 at March 31, 2013, an increase of $1,821,042 from June 30, 2012. The increase in working capital was primarily due to the real estate mortgage debt being classified as long term debt after being refinanced in February 2013. Current assets amounted to $7,031,725 and current liabilities were $5,552,796, resulting in a current ratio of 1.27 to 1 at March 31, 2013. Long-term debt was $3,470,840 and equity was $1,105,852 at March 31, 2013.

Capital expenditures for the first nine months of fiscal year 2013 were $125,326 compared with $281,423 for the same period in fiscal year 2012. These investments reflect the Company’s continuing program to achieve business growth, improve its properties, and improve productivity. The cemetery operations’ primary expenditures related to the Glen Oak mausoleum: redoing sections of a flat roof, electrical exit signs, and new furnaces. Other expenditures included a copier for the office, a new truck for the cemetery grounds, and upgrading ground and shop equipment. The aviation ground support operations’ primary expenditures related to technical data manuals for new equipment being sold, land improvements for black top repairs, a furnace and an air-conditioner for the front office, and small shop tools. The Company anticipates that it will spend approximately $10,000 on capital expenditures during the final quarter of fiscal year 2013 for technical data manuals for new aviation ground support equipment to be sold in the European Union. The Company plans to finance these capital expenditures primarily with cash flows provided by operations.

The Company has two line of credit facilities. As of March 31, 2013,there was $650,000 of aggregate borrowing capacity of which $500,000 was outstanding, leaving available credit of $150,000. Subsequent to the period end, in May 2013, the Company entered into a third line of credit through an SBA program, where an additional $1,000,000 is available, based on qualifying sales orders.

The Company believes that its current financial position, remaining debt capacity and ability to issue additional subordinated debentures, if needed, should enable it to meet its current and future capital requirements.

INFLATION

As of March 31, 2013, inflation did not have a significant effect on the Company’s results in the first nine months of the year due to the relatively low levels of inflation experienced the first nine months of this fiscal year.

RESULTS OF OPERATIONS
FIRST NINE MONTHS OF FISCAL YEAR 2013
COMPARED WITH FIRST NINE MONTHS OF FISCAL YEAR 2012

Cemetery Operations:

Revenue from operations for the nine months ended March 31, 2013 was $2,557,314, a decrease of $136,887, or 5%, when compared to the nine months ended March 31, 2012. The decrease was primarily due to the decrease in cemetery plots $17,000 marker revenue $55,000 interment fees $23,000 and foundations revenue $38,000. All other revenue accounts remained stable compared to the prior period.

Cost of sales for the nine months ended March 31, 2013 was $1,608,594, an increase of $31,642, or 2%, compared to the nine months ended March 31, 2012. During the nine months ended March 31, 2013, the primary increase related to dirt hauling fees of $26,000 and workers compensation insurance of $28,000, with all other cost variances being immaterial as a whole.

The resulting cemetery gross profit margin was 37.1% for the first nine months of fiscal year 2012 versus 41.5% for the corresponding period in fiscal year 2012, representing a 4.4% decrease as a percent of sales. The decrease was caused by an increase in dirt hauling fees, pension surcharge, workers compensation insurance, and a decrease in overall sales related to overall economic conditions.

Selling expenses for the nine months ended March 31, 2013 were $173,980, a decrease of $18,345, or 9.5%, when compared to the nine months ended March 31, 2012. The decrease was due to less participation in the company health insurance plan.

General and administrative expenses for the nine months ended March 31, 2013, were $436,704, a decrease of $43,783, or 9.1%, compared to the nine months ended March 31, 2012. The decrease was primarily due to decreases in the allocation of audit fees $19,000, donations $16,000 and employee relations $17,000. All other expense changes were immaterial.

Corporate:

Revenue for the nine months ended March 31, 2013 was immaterial.

General and administrative expenses for the nine months ended March 31, 2013 was $228,377, a increase of $5,970, or 2.7%, when compared to the nine months ended March 31, 2012. The increase was primarily due an increase in transfer agent expenses related to the passing of the Dodd-Frank Act. There has also been an overall slowdown in orders from the United States government, since the deficit reduction went into effect in 2013.

Interest expense for the nine months ended March 31, 2013 was $63,513, an increase of $63, or 0.1%, when compared to the nine months ended March 31, 2012. The increase is immaterial.

Aviation Ground Support Operations:

Revenue for the nine months ended March 31, 2013 was $6,629,166, a decrease of $436,181, or 6.2%, when compared to the nine months ended March 31, 2012. The decrease was primarily due to decreased sales to the United States government.

Cost of sales was $5,998,602, or 90.5% as a percentage of sales, for the nine months ended March 31, 2013, compared to $6,329,588, or 89.6% as a percentage of sales, for the nine months ended March 31, 2012.

The resulting gross profit margin was 9.5% for the first nine months of fiscal year 2013, compared to the 10.4% margin for the corresponding period in fiscal year 2012. The decrease was caused by poor gross profit margin on one government contract which has now expired.

Selling expenses for the nine months ended March 31, 2013 were $85,831, a decrease of $16,297, or 16.0%, when compared to the nine months ended March 31, 2012. The decrease was primarily due to a decrease in outside sales commissions to international agents, due to decreased commissionable sales.

General and administrative expenses for the nine months ended March 31, 2013 were $220,977, an increase of $10,582, or 5.0%, when compared to the nine months ended March 31, 2012. The increase was primarily due to fines and penalties caused by a prior government contract not allowing the use of JP8 or jet fuel.

Other expenses, which consist of interest expense and interest income, for the nine months ended March 31, 2013, totaled $237,266, a decrease of $60,206, or 20.2%, when compared to the nine months ended March 31, 2012. The decrease was primarily due to less debt required to finance the lower inventory and work in process balances.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2012

Cemetery Operations:

Revenue for the three months ended March 31, 2013 was $881,918, an increase of $32,772, or 3.9%, when compared to the three months ended March 31, 2012. The increase was primarily due to an increase in sales prices.

Cost of sales for the three months ended March 31, 2012 was $555,860, an increase of $29,217, or 5.5%, when compared to the three months ended March 31, 2012. The increase was primarily due to the increase in workers compensation costs.

The resulting cemetery gross profit margin was 37.0% for the three months ended March 31, 2013 versus 38.0% for the corresponding period in fiscal year 2012. The change was due to increased workers compensation costs which were partially offset by the increase in sales prices.

Selling expenses for the three months ended March 31, 2013 were $51,121, an increase of $20,276, or 65.7%, when compared to the three-month period ended March 31, 2012. The increase was primarily due to the hiring of one full time sales individual and related payroll and health insurance expenses.

General and administrative expenses for the three months ended March 31, 2013 were $129,856, a decrease of $1,633, or 1.2%, when compared to the three months ended March 31, 2012. The decrease is immaterial.

Corporate:

Revenue for the three months ended March 31, 2013 was immaterial.

General and administrative expenses for the three months ended March 31, 2013 were $67,828, a decrease of $8,148, or 10.7%, when compared to the three months ended March 31, 2012. The decrease was primarily due to a decrease in professional accounting fees and hiring of outside consultants to file the XBRL Security and Exchange Commission filings, that was done in prior periods and not required in the current quarter.

Interest expense for the three months ended March 31, 2013 was $21,213, an increase of $63, or 0.03%, when compared to the three months ended March 31, 2012. The increase is immaterial.

Aviation Ground Support Operations:

Revenues for the three months ended March 31, 2013 were $1,035,750, a decrease of $1,913,888, or 64.9%, when compared to the three months ended March 31, 2012. The decrease in revenue was primarily due to decreased equipment sales to the United States government, which was attributable to the budget cuts with the government.

Cost of sales for the three months ended March 31, 2012, was $969,060, a decrease of $1,675,657, or 63.4%, when compared to the three months ended March 31, 2012. The decrease was primarily due to decreased sales and related costs to manufacture goods for those sales.

The resulting gross profit margin was 6.4% for the three months ended March 31, 2013 versus 10.3% for the corresponding period in fiscal year 2012. The decrease was due to the completion of a government contract, which had a poor gross profit margin.

Selling expenses for the three months ended March 31, 2013 were $36,046, an increase of $2,662, or 8.0%, when compared to the three months ended March 31, 2012. The increase is immaterial.

General and administrative expenses for the three months ended March 31, 2013 were $66,679, an increase of $4,411, or 7.1%, when compared to the three months ended March 31, 2012. The increase was primarily due to an increase in salaries expense related to the hiring of an accountant and related payroll costs.

Interest expense for the three months ended March 31, 2013 was $60,914, a decrease of $45,480, or 42.7%, when compared to the three months ended March 31, 2012. The decrease was primarily due to less debt financing expense, due to the lower sales for the period.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosures because of the material weaknesses relating to internal controls that were described in Item 9a of the Company’s Form 10-K for the year ended June 30, 2012, filed October 16, 2012.

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

No change in the Company’s internal control over financial reporting was identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this quarterly report and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Management has concluded that the material weaknesses in internal control, as described in Item 9A of our Form 10-K for the year ended June 30, 2012, have not been fully remediated. We are committed to implementing the necessary enhancements to our policies and procedures to fully remediate the identified material weaknesses. Due to lack of sufficient capital, we expect the material weaknesses to continue until our capital needs are met.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is from time to time involved in ordinary litigation incidental to the conduct of its businesses. The Company believes that none of its pending litigation will have a material adverse effect on the Company’s businesses, financial condition or results of operations.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013:

1.1	9.0% Convertible Subordinated Debenture due July 1, 2014 (1)

3(i)	Amended and Restated Articles of Incorporation, as amended (2)

3(ii)	Amended and Superseding By-Laws of the Company, as amended (2)

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

101	Interactive data files pursuant to Rule 405 of Regulation S-T

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

Oakridge Holdings, Inc.

/s/ Robert C. Harvey

Robert C. Harvey
Chief Executive Officer
and Chief Financial Officer

Date: May 17, 2013

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION	PAGE

1.1	9.0% Convertible Subordinated Debenture due July 1, 2014	(incorporated by reference)

3(i)	Amended and Restated Articles of Incorporation of the Company	(incorporated by reference)

3(ii)	Amended and Superseding By-Laws of the Company, as amended	(incorporated by reference)

31	Rule 13a-14(a)/15d-14(a) Certifications	(filed electronically)

32	Section 1350 Certifications	(filed electronically)

101	Interactive data files pursuant to Rule 405 of Regulation S-T (filed electronically)