Form 10-K
period 2013-06-30
OAKRIDGE HOLDINGS INC
filed 2013-12-19
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

{X} ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended June 30, 2013

{  } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from _____ to _____

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

Common Stock, Par Value $.10 per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes {  } No { X }

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes {  } No { X }

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (of for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes {  } No { X }

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) { X }Yes {  }No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. { X }

Indicate by check mark, whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 or the Exchange Act.

Large accelerated filer __	Accelerated filer __
Non-accelerated filer __	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes {  } No {X}

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $615,546.

The number of shares outstanding of Registrant’s common stock on December 18, 2013, was 1,431,503.

Documents Incorporated by Reference: None.

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

On December 11, 2013 the Company entered into a Stock Purchase Agreement ( the “Agreement”) with Robert C Harvey, the Company’s Chief Executive Officer and Chief Financial Officer and a director and the Chairman of the Board of Directors of the Company, pursuant to which the Company agreed to sell to Mr. Harvey the shares of common stock of Lain and Son, Inc. (“Lain”), a wholly-owned subsidiary of the Company. Lain and its subsidiaries own the assets used in the operation of the Company’s Cemetery segment.

The purchase price payable to the Company under the Agreement is $2,060,000, consisting of (1) $1,500,000 in cash and (2) satisfaction of $560,000 in indebtedness owed by the Company to Mr. Harvey in the form of (i) $410,000 principal amount of debentures and (ii) a short-term loan of $150,000. The terms of the Agreement were determined pursuant to negotiations between Mr. Harvey and the Company’s directors other than Mr. Harvey.

The closing of the transactions contemplated by the Agreement (the “Transactions”) is expected to occur before January 1, 2014, subject to the satisfaction of customary closing conditions, including Mr. Harvey obtaining financing needed to consummate the Transactions. Following completion of the Transactions, Mr. Harvey is expected is expected to continue in his role as the Company’s Chief Executive Officer and Chief Financial Officer and a director and the Chairman of the Board of Directors of the Company. The Company believes completion of the Transactions will strengthen the Company’s balance sheet and provide increased flexibility to its Stinar business to execute its operating plans in the future.

On June 29, 1998, the Company acquired substantially all of the assets of Stinar Corporation, a Minnesota corporation. Stinar Corporation has been in business for 67 years and is an established international manufacturer, and its products are used by the airline support equipment industry.

Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies and airports. These products are sold and marketed through our technically oriented sales staff as well as through independent distributors and sales representatives. Approximately 63% of Stinar’s revenues in the year ended June 30, 2013 were generated by contracts with the U.S. Government, 24% were generated internationally and 13% were generated in the United States from non-governmental sales.

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

Together the cemeteries comprise 176.7 total acres of real estate, of which 12.8 acres are used for interior roads and other improvements. The remaining 163.9 acres contain 137,000 burial plots, of which 22,809 are in inventory at June 30, 2013, with 975 niches and 3,190 crypts, of which 117 niches and 300 crypts were in inventory at June 30, 2013. The Company estimates that it has an inventory of cemetery and mausoleum spaces representing between a 35 and 40 year supply, based on current sales and annual usage levels. This inventory is considered adequate for the foreseeable future, and the Company is presently developing a plan of adding more niches and crypts in the future. In addition to providing interment services, burial plots and crypts, the Company sells cremation services and has a chapel in the mausoleum.

As noted above, the Company has entered into an agreement to sell the cemetery operations, the closing of which is expected to occur before January 1, 2014.

CEMETERY INDUSTRY

Cemetery companies provide products and services to families in two principal areas: (i) disposition of remains, either through burial or cremation; and (ii) memorialization, generally through monuments, markers or inscriptions. The cemetery industry in the United States is characterized by the following fundamental attributes:

OVERVIEW. The United States death care industry is estimated to have generated approximately $12 billion of revenue according to the Senate Special Committee on Aging hearing in 2000. During most of the 1990’s, there was a trend of family-owned businesses consolidating with larger organizations. However, this trend slowed in the late 1990’s and the industry continues to be characterized by a larger number of locally-owned, independent operations. There are approximately 115,000 cemeteries, 1,155 crematories and 300 casket stores (neither funeral homes nor cemeteries) in the United States. The market share of a single cemetery in any community is a function of the name, reputation, and location of the cemetery, although competitive pricing, professional service and attention, and well-maintained grounds are important. It is estimated that there are approximately 1,000 combination funeral home/cemetery operations in the death care industry. The projected increase in national death rates, although slowed by better health care and increased life expectancies, has been a factor in an increased interest in the death care industry by investors, large chains, and third-party sellers.

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

NEED FOR PRODUCTS AND SERVICES; INCREASING NUMBER OF DEATHS. There is an inevitable need for our products and services. Although the number of deaths in the United States will reflect short-term fluctuations, deaths in the United States are expected to increase at a steady pace over the long term as the baby boom generation becomes older. According to the United States Bureau of the Census, the number of deaths in the United States is expected to increase from approximately 2.4 million in 2004 to 3.2 million in 2025. Moreover, the average age of the population in the United States is increasing. According to the United States Bureau of the Census, the United States population 50 years of age or older was expected to increase from 76.1 million in 2000 to 97.1 million in 2010. The Company believes that the aging of the population is particularly important because it expands the Company’s target market for pre-need services and merchandise as older persons, especially those over 50 years of age, are most likely to make pre-need cemetery arrangements.

PRE-NEED MARKETING. In addition to sales at the time of death, or on an “at-need” basis, death care products and services are being sold prior to the time of death, or on a “pre-need” basis. We are actively marketing pre-need products and services, which provide a backlog of future services.

DEMAND FOR CREMATION. In recent years, there has been a steady growth in the number of families in the United States that have chosen cremation as an alternative to traditional methods of burial. According to industry studies, cremations represent approximately 6% of burials in 1975, 9% in 1980, 14.90% in 1985, 19.20 in 1995, 26.24% in 2000, 39.84% was projected in 2010 and 48.75% is projected in 2025 according to the National Funeral Directors and Cremation Association of North America. The trend toward cremations has been a significant concern because cremations have typically included few, if any, additional products and services other than cremation itself. In addition, almost all funeral homes in the Chicago area now provide basic cremation services and they provide a full range of merchandise and services to families choosing cremation.

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

STINAR CORPORATION OVERVIEW

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

Stinar sells its products to airports, airlines, and government and military customers in the United States. In 2013, nongovernmental U.S. sales comprise approximately 13%, U.S. government and military sales approximately 63%, and international sales approximately 24% of Stinar’s annual revenues.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The following table summarizes the assets, revenues and operating profit or loss attributable to the Company’s two industry segments for the dates and periods indicated. The Company evaluates segment performance based on operating profit (loss). Management believes this is the most meaningful measurement of each segment's results as it excludes consideration of corporate expenses which are common to both business segments. The term “operating profit (loss)” represents revenues less all operating expenses. Operating expenses of a business segment do not include corporate interest expense, corporate income or expense, or taxes on income.

As of and for the fiscal years ended June 30,	2013	2012 (Restated)

Revenues:
(1) Aviation	$9,414,221	$9,872,259
(2) Cemetery	$3,342,833	$3,442,466

Operating profit (loss):
(1) Aviation	$(324,720)	$(371,625)
(2) Cemetery	$368,653	$455,656

Identifiable assets:
(1) Aviation	$5,952,075	$8,314,047
(2) Cemetery	$14,992,208	$14,438,294

REGULATIONS

CEMETERY OPERATIONS. The Company is regulated primarily on a state level, with the state requiring licensing for cremations. The state also regulates the sale of pre-need services and the administration of any resulting trusts. The laws are complex, are subject to interpretations by regulators, and are subject to change from time to time. Non-compliance with these regulations can result in fines or suspension of licenses required to sell pre-need services and merchandise.

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

STINAR CORPORATION. Stinar owns a 43,271 square foot manufacturing facility located on approximately 7.875 acres of land (the “Stinar Facility”) in an industrial park in Eagan, Minnesota, a suburb of St. Paul, Minnesota. Prior to the acquisition of the Stinar Facility in 1998, Stinar and the Company obtained a Phase I environmental assessment of the Stinar Facility. This Phase I environmental assessment suggested the need for additional study of the Stinar Facility. In addition, the Phase I assessment suggested that certain structural improvements be made to the Stinar Facility. Accordingly, two additional Phase II environmental assessments were performed and revealed the presence of certain contaminants in the soil around and under the building located on the Stinar facility.

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

INTERNATIONAL

Stinar’s sales to customers outside the United States represented approximately 24% and 1% of Stinar’s net sales in 2013 and 2012, respectively. Products are manufactured and marketed through the Company’s sales department and sales representatives around the world.

OTHER BUSINESS INFLUENCES

CEMETERY OPERATIONS. The cemetery operations do not experience seasonal fluctuations, nor are they dependent upon any identifiable group of customers, the loss of which would have a material adverse effect on its business, and discussion of backlog is not material to understanding the Company’s business.

STINAR CORPORATION. The Company believes that its business is highly dependent upon the profitability of its customers in the airline and air cargo markets, and therefore, the Company’s profitability is affected by fluctuations in passenger and freight traffic and volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. Sales to the United States government also expose Stinar to government spending cuts and/or temporary shutdown of the government due to debt limits. The United States Air Force, which historically has been a major purchaser of the Company’s equipment, is dependent upon governmental funding approvals. Significant changes in raw material prices, such as steel and chassis, will also continue to impact our results. As of December 12, 2013, the Company had approximately a $4,000,000 backlog. The backlog is due to two five-year GSA contracts with the United States Air Force and commercial sales in the United States. The diversity of Stinar’s customer base and equipment lines helps mitigate the risks of Stinar’s business, as does the growing importance of marketing internationally, which provides Stinar with an additional customer base not influenced as greatly by U.S. economic conditions or U.S. politics. We will also focus on key risk factors when determining our overall strategy and making decisions for allocating capital. These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment.

The Company does not believe that the present overall rate of inflation will have a significant impact on the business segments in which it operates.

EMPLOYEES

As of June 30, 2013, the Company had 58 full-time and 14 part-time or seasonal employees. Of these, the Company employed 40 full-time employees and 1 part-time employee in the aviation segment and 18 full-time and 14 part-time or seasonal employees in the cemeteries segment.

The cemetery segment employees are represented by Local #1 of the Services Employees International Union, AFL-CIO, whose contract expires February 29, 2016.

A union does not represent the aviation segment employees, and the Company considers its labor relations to be good.

ITEM 1A: RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Company’s executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60654.

The cemetery segment’s principal properties are located at Roosevelt Road and Oakridge Ave., Hillside, Illinois. The two cemeteries comprise 176.7 acres of real estate, of which 12.8 acres are used for interior roads and other improvements, and 163.9 acres for burial plots. The cemeteries have two mausoleums, an office building, and three maintenance buildings. The Oakridge Cemetery (Hillside), Inc. mausoleum requires major work on all outside walls to prevent water from leaking into the mausoleum crypts. The Company expects the walls will require approximately $200,000 to $300,000 of repairs which started in 2010 and should be finished in 2014. The Company expects to finance these repairs with cash flow from its cemetery business segment. All other buildings are in fair shape and will require minimum repairs.

As previously noted, the Company has entered into an agreement to sell the cemetery operations, the closing of which is expected to occur before January 1, 2014, at which time, the Company would no longer be responsible for repairs of cemetery property.

Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota, located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. The term note payable secured by the facility and land was refinanced in February 2013 into three separate loans: The first loan is for $762,000 at 5.02% for 20 years with monthly payments of principal and interest of $5,107.05 maturing in March 2033, the second loan is for $925,000 at 6% amortized over 20 years with a 10 year balloon, with monthly payments of principal and interest of $6,671.53, and the third loan is a bridge loan for $200,000 at prime plus 2.75% (6% at June 30, 2013) for three years with monthly payments of principal and interest of $6,090.54. The condition of the manufacturing facility and office space is fair and will require minimum improvements in the foreseeable future at an estimated cost of $25,000 that the Company expects to finance with cash flow from its two business segments. Management reviews insurance policies annually and believes that all of its properties are adequately insured.

ITEM 3: LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the Company. As of June 30, 2013, there were no legal proceedings in either business.

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

FISCAL YEAR	2013		2012
	Low	High	Low	High
First Quarter	$.40	$.40	$.50	$.60
Second Quarter	$.40	$.44	$.35	$.60
Third Quarter	$.40	$.44	$.35	$.40
Fourth Quarter	$.40	$.43	$.40	$.40

As of December 18, 2013, there were 1,431,503 shares of Oakridge Holdings, Inc. common stock outstanding. The common stock shares outstanding are held by approximately 1,500 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 1,500 beneficial owners of the common stock.

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

ITEM 6: SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Financial Statements

In prior years (2009-2013), the Company has had a policy of capitalizing pre-production costs (i.e. engineering and drafting costs) related to preparing technical data manuals for us by customers and the Company. In May 2013, the Company began a review of its inventory and fixed assets. As a result of the Company’s investigation, management determined that the Company’s accounting practice for capitalization of engineering and drafting costs in inventory and fixed assets related to long-term supply contracts was incorrect. These costs per Accounting Standards Codification (ASC) 340-10-25 should be expensed as incurred to the extent they exceed amounts specifically reimbursable by the customer or otherwise relieved from inventory when such reimbursable amounts are billed to the customer.

In both July 2010 and July 2012, the Company amended certain convertible debt agreements which extended the maturity of the debt and lowered the conversion price. The Company had originally incorrectly not recorded any loss associated with these amendments which essentially represented the incremental value conveyed by lowering the conversion price.

The Company has made all necessary adjustments to correct these errors for all periods presented in this Form 10-K. See Note 3 in the Notes to the Consolidated Financial Statements of this Form 10-K for a summary of the effects of the restatement on the Company’s consolidated financial statements. The accompanying Management Discussion, Analysis of Financial Conditions, and Results of Operations give effect of these corrections.

FISCAL 2013

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from its two business segments to meet operating needs, fund debt service, and fund capital requirements. The cemetery and Stinar operations did provide sufficient cash during fiscal year 2013 to support day-to-day operations, amended debt service, and capital expenditures. During fiscal 2013, the Company amended and refinanced a majority of its debt. Subsequent to these amendments and refinancings, Stinar, as of June 30, 2013, has three notes payable aggregating $1,850,249 which mature from February 2016 through March 2033. Stinar also has a $1,089,303 term loan to finance inventories that matures in May 2018 and a $550,000 interest only line of credit to finance non-foreign accounts receivable, maturing in January 2014 and also a $1,000,000 line of credit to finance foreign accounts receivable and related inventories, maturing in May 2014. In 2013, the cemetery operations entered into three installment loans totaling approximately $84 thousand to finance the purchase of certain equipment. . The Company expects that completion of the previously noted transaction to sell the cemetery operations will strengthen the Company’s balance sheet and provide increased flexibility to its Stinar business to execute its operating plans in the future..

During 2008, 2010 and 2012, the Company issued convertible subordinated debentures in the aggregate principal amount of $555,000 to certain individuals who are officers or directors of the Company. During 2010, $20,000 of the debentures was satisfied. On July 1, 2010, $485,000 of the debentures initially due July 1, 2010, were amended, whereby the conversion rate of the debentures was revised from $0.90 to $0.50 per share (fair value of the Company’s common stock at July 1, 2010 was $0.38 per share) and the maturity date was extended from July 1, 2010 to July 1, 2012. On November 12, 2010, an outside investor purchased a $30,000 debenture and in February 2011 another $75,000 debentures were purchased by an officer and a director of the Company. On July 1, 2012, all convertible debentures were amended, whereby the conversion rate of the debentures was revised from $0.50 to $0.40 per share (fair value of the Company’s common stock at July 1, 2012 was $.40 per share) and the maturity date was extended from July 1, 2012 to July 1, 2014, at which time the Company expects to be able to pay all amounts under the debentures or to be able to extend the debentures’ maturity date.

In connection with the pending sale of the cemetery operations, the purchase price of $2,060,000 consists of (1) $1,500,000 in cash and (2) satisfaction of $560,000 in indebtedness owed by the Company to Mr. Harvey in the form of (i) $410,000 principal amount of debentures and (ii) a short-term loan of $150,000. The remaining $230,000 of the debentures outstanding at June 30, 2013 are expected to be satisfied with a portion of the proceeds from the sale of the cemeteries.

The cemetery operations expect to hire no full-time sales employee during 2014, and the Company expects no changes in part-time or seasonal employees. Pending the sale of the cemetery operation, the Company expects all compensation-related expenditures at the cemetery to cease. Stinar operations expect to hire no full-time or part-time employees during 2014.

The Company’s five year business plan calls for approximately $1,100,000 in capital expenditures which started in 2012. The cemetery operations’ capital expenditures are expected to be approximately $600,000 under the five-year plan. The funds are planned to be used for building improvements for the Oakridge cemetery mausoleum, increasing inventory of niches and crypts in mausoleums and outdoors, computer software and hardware equipment, ground improvements and ground equipment. Repairs for the mausoleum, originally estimated at $200,000 to $300,000, will continue in the spring of 2013 and 2014. The Company expects to spend approximately $200,000 in 2014 on its cemetery operations for repairs on the front building of the mausoleum, lawn mowers and gator utility vehicles for the grounds. The cemeteries’ capital expenditures for 2013 were approximately $142,000 and were primarily used for the following: $36,000 for various ground vehicles, $67,000 for various equipment for the grounds with the largest amounts being $28,000 for a backhoe, $27,000 for three mowers, $12,000 for various pumps, lowering devices, snow plows for trucks, lot markers, and various equipment for the grounds, $32,000 for roof repairs, garage insulation, required exit signs and wiring required by the state of Illinois, four new furnaces and awnings for the office and mausoleum and repairs to the two mausoleums, $4,000 for computer and software equipment, and $3,000 for a copier, two vacuums, and a book shelf for the office.

Pending the sale of the cemetery operation, which is expected to close before January 1, 2014, the Company expects all capital expenditures at the cemeteries to cease.

Stinar’s capital expenditures are expected to be approximately $500,000 under the five-year plan. The funds are planned to be used for improvements of the manufacturing plant and office, technical manuals and drawings packages for the building of new first time equipment, plant and office equipment, and computer software and hardware. These expenditures are expected to take place evenly over the five-year plan. Stinar’s capital expenditures for 2013 were approximately $32,000 , $14,000 for various hand tools, $13,000 for building improvements which consist of heater/air conditioner, masonry work on the building, improvements on the roof, and the water well, $3,000 for land improvements which consisted of blacktop patching, and $2,000 for software and hardware equipment. The Company expects to spend approximately $25,000 in 2014 for Stinar’s capital expenditures.

RESULTS OF OPERATIONS – 2013 COMPARED TO 2012

CEMETERY OPERATIONS: In 2013, cemetery revenue decreased $99,633, or less than 3%, from $3,442,466 in 2012 to $3,342,833. The decrease was due to a decrease in land sales of cemetery plots of $33,504, grave boxes of $19,755, and interment fees of $95,851 or a total decrease of $149,110. This decrease was offset by an increase in cemetery care fund income of $39,818 and cremation fees of $20,105 or a total increase of $59,923. All other sales account changes were immaterial. The overall total funerals decreased, which caused the decrease in grave boxes, land sales and interment fees.

Cost of sales in 2013 was $2,143,115, an increase of $54,141, or 2.6%, compared to 2012. In 2013, cost of sales was 64% of revenue, compared to 61% of revenue in 2012. The increase in cost of sales related to an increase in workers compensation insurance of $57,733 and payroll of $59,139. The decreases in cost of sales consisted of grave boxes of $23,550, foundations of $10,431, health insurance of $8,899, repairs and maintenance of $13,053 and utilities expense of $10,647. All other cost account changes were immaterial.

Selling expenses decreased $42,141, or 14.6%, from $289,514 in 2012 to $247,373. This decrease was due to lower commission expenses and lower health insurance expenses.

General and administrative expenses decreased $24,630, or 4%, from $608,322 in 2012 to $583,692. The decrease was primarily attributable to decreases in donation of Company products and services of $17,366, depreciation expenses of $14,000 and health insurance of $8,922. The increases were bank service fees of $12,291 and temporary outside employee of $6,664. The decreases were due to a concentrated effort to decrease overall expenses.

As previously noted, the Company has entered into an agreement to sell the cemetery operations, the closing of which is expected to occur before January 1, 2014.

STINAR OPERATIONS: In 2013, revenue decreased $458,038, or 4.6%, from $9,872,259 in 2012 to $9,414,221. The decrease was primarily due to decreases in government and commercial sales in the United States of $502, 758 and $1,886,691, respectively, which were partially offset by an increase in international sales of $1,949,220. The decrease in government sales related to no United States government GSA contracts and no options being exercised on contracts with the United States Air Force, which were caused by the budget cut backs. The commercial sales in the United States still continue to be small or nonexistent.

Cost of sales in 2013 was $9,278,326, or 98.6% of sales, compared to 99.6% in 2012. Accordingly, gross profit percentage increased to 1.4% in 2013 compared to 0.4% in 2012. Gross profit has been lower the past few years due to a U.S. Government contract that was over-engineered. This contract expired the third quarter of fiscal year 2013. In 2014, a new contract for substantially the same types of product was entered into with the U.S. Government with improved pricing, which is expected to significantly improve Stinar’s gross margins.

Selling expenses increased $3,915, or 2.9%, from $137,372 in 2012 to $141,287. The increase was primarily due to increased commissions paid to international agents.

General and administrative expenses increased $47,277, or 17.4%, from $272,051 in 2012 to $319,328. The increase was primarily attributable to an increase in office salaries of $15,091 and fines and penalties of $23,132, related to a change in a U.S. Government contract.

Interest expense on Stinar specific debt decreased $116,308, or 28%, from $412,780 in 2012 to $296,472. The decrease was attributable to less equipment being built on a chassis and a decrease in bank debt.

HOLDING OPERATIONS: Operating expenses increased $18,372, or 6.2%, from $294,032 in 2012 to $312,404. The increase was primarily attributable to an increase in accounting expense of $7,144 and office rental expense $11,400.

Interest expense increased $1,007, or 1%, from $84,600 in 2012 to $85,607.

In July 2012, the Company amended its convertible debentures. The amendment extended the maturity date of the debentures from July 2013 to July 2014 and reduced the conversion rate from $0.50 to $0.40 per common share. As a result of the amendment, the existing debentures were considered extinguished and a loss on extinguishment of $224,000, equal to the excess fair value of the new debt over the carrying value of the existing debt, was charged to earnings.

Effective with the aforementioned sale of the cemetery operations, the Company expects operating expenses and interest expense for Holdings in 2014 to be significantly reduced as result of reduced corporate payroll, professional fees, general and administrative fees and the satisfaction of the debentures and short-term debt.

RESULTS OF OPERATIONS – 2012 COMPARED TO 2011

CEMETERY OPERATIONS: In 2012, cemetery revenue increased $189,659, or 6%, from $3,252,807 in 2011 to $3,442,466. The increase was due to an increase in marker sales of $231,989, cemetery plot sales of land of $66,998, foundations of $35,769, overtime of $18,250, vault sealing fees of $10,550 and Care Fund income of $15,560. The decrease in revenue accounts were grave boxes of $115,289 and interment fees of $79,389. All other sales account changes were immaterial. The increase in sales were primarily driven by a new cemetery law instituted by the State of Illinois that now requires all families to come out to the cemetery to arrange the funeral, whereby in the past the funeral director made all arrangements. In having the families present at the cemetery, the cemeteries are getting more up-selling opportunities which increased the sales of markers, which results in an increase in the sales of foundations, higher selection of land sales and results in more funerals taking place on Saturday. A higher number of funerals taking place on Saturday resulted in an increase in the overtime revenue. Overall total funerals decreased, which caused the decrease in grave boxes and interment fees.

Cost of sales in 2012 was $2,088,974, an increase of $89,127, or 4%, compared to 2011. In 2012, cost of sales was 61% of revenue, or constant with 2011. The increase in cost of sales related to an increase in markers of $52,432, general insurance of $43,368 and payroll and related payroll taxes of $65,912. Partially mitigating these cost increases were decreases in health insurance of $20,932, utilities expense of $17,990 and depreciation of $45,000. All other cost account changes were immaterial.

Selling expenses decreased $5,551, or 2%, from $295,065 in 2011 to $289,514. This decrease was due to no advertising or general insurance expenses being allocated to the sales department.

General and administrative expenses increased $28,341, or 5%, from $579,981 in 2011 to $608,322. The increase was primarily attributable to increases in donation of funeral services of $14,904 to a former employee, health insurance of $17,804 and office salaries of $7,550. Partially mitigating these increases were cost reductions in bank service fees of $10,988 and temporary outside employees of $16,863.

STINAR OPERATIONS (Restated): In 2012, revenue decreased $3,374,624, or 25.5%, compared to 2011. The decrease was primarily due to decreases in international sales of $1,426,298 and U.S. government sales of $2,753,899, which was offset by an increase in domestic sales of $826,397. The decrease in international sales was due to the economic problems in Europe and government sales in relation to the GSA contracts, which were minimal due to the budget cut backs. The increase in domestic sales is due to the improved financial position of most airlines such that they have positive earnings and a higher demand for equipment after not buying new equipment for several years.

Cost of sales in 2012 was $9,834,461, or 99.6% of sales, compared to 95% in 2011. Accordingly, gross profit percentage dropped to 0.4% in 2012 compared to 5% in 2011. Cost of sales increased because of a write-off of obsolete inventory of $190,000, fines and penalties from the U.S. Government of $75,818 due to fuel issues, impairment of inventory of $172,340, an increase in raw materials of 4%, an increase in chassis costs of 2%, and an increase in direct labor costs of 1%. The increase in cost of sales was also due to a U.S. government contract that was over-engineered. Without this contract the Company’s cost of sales in 2012 would have been comparable to past years. This contract had a negative impact on gross profit of approximately 33% on sales of $3,220,778.

Selling expenses decreased $19,282, or 12%, from $156,654 in 2011 to $137,372. The decrease was primarily due to decreased commissions paid to international agents of $12,089, and travel expenses of $8,253.

General and administrative expenses increased $17,056, or 7%, from $254,995 in 2011 to $272,051. The increase was attributable to an increase in depreciation of $35,826 due to a more significant amount of capital expenditures the last couple of years. All other expenses decreased or the change is immaterial.

Interest expense increased $29,174, or 9%, from $383,606 in 2011 to $412,780. The increase was attributable to a higher level of debt associated with chassis purchases.

HOLDING OPERATIONS: Operating expenses increased $6,534, or 2%, from $300,566 in 2011 to $294,032.

Interest expense increased $1,468, or 2%, from $83,132 in 2011 to $84,600. The increase was primarily due to greater debt.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the fiscal years ended June 30, 2013 and 2012 located at Exhibit 13, F-1, are incorporated herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A: CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure. Notwithstanding the material weaknesses that existed as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We continue to evaluate the potential steps to remediate such material weaknesses, as described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992). Based on management’s assessment and those criteria, management believes that, as of June 30, 2013, as a result of the material weaknesses described below, the Company has not maintained effective internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with its assessment, management identified the following control deficiencies that represent material weaknesses at June 30, 2013:

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

  Due to weaknesses in the Company’s financial reporting controls specifically relating to inventory at the Aviation Ground Support Equipment segment, management believes there is more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected, as happened with our 2009 – 2012 annual financial statements. Management plans to explore implementing cost effective measures to improve its inventory reporting system in an effort to reduce the risk of a material misstatement of the financial statements.

  The Company did not have effective controls to provide reasonable assurance as to the selection and application of generally accepted accounting principles around complex and/or non-routine transactions, including accounting for modifications to its subordinated convertible debentures. The Company lacked adequate technical expertise to apply proper accounting methods within the provisions of FASB ASC 470-50, "Modifications and Extinguishments", to account for modifications made to the debentures in 2011 and 2013. Management plans to consult with third party advisors that are knowledgeable regarding GAAP when the Company enters into transactions which involve the application of complex accounting methods under GAAP, or which could have a material impact on the accuracy of our financial statements in order to ensure the Company properly accounts for the transaction.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our management’s report of the effectiveness of the design and operation of our internal controls and procedures was not subject to attestation by the Company’s registered public accounting firm in accordance with the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

This Form 10-K reported a material weakness related to controls to provide reasonable assurance as to the selection and application of generally accepted accounting principles around complex and/or non-routine transactions and more specifically within the provisions of FASB ASC 470-50, "Modifications and Extinguishments". Besides the aforementioned new material weakness, no changes in the Company’s internal control over financial reporting were identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this annual report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION.

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information has been furnished to the Company, as of December 18, 2013, by the persons who are directors of the Company. Each director is elected to a term that lasts until the Company’s next annual meeting of shareholders or until their respective successors are elected and qualified.

Director	Age	Principal Occupation	Director Since
Robert C. Harvey	62	Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company and its wholly owned subsidiaries	1992
Robert B. Gregor	62	Secretary of the Company and Vice President of Sales and Marketing of the Company’s wholly owned subsidiary	1993
Lester Lind	65	Retired Business Owner of VonHanson’s Meats	2011
Pamela Whitney	61	Auditor for Wells Fargo Audit & Security	2003
Stewart Levin	58	Broker at Hallberg Commercial Insurers, Inc.	2011

Below is information about business experience of the Company’s directors. Except as indicated below, there has been no change in the principal occupation or employment of any director during the past five years.

Robert Harvey has been the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company and Stinar HG, Inc. since November 1992, and a director, President and Chief Financial Officer of Oakridge Cemeteries since November 2005.

Robert Gregor has been Vice President of Marketing and Sales and Secretary for Stinar HG, Inc. since January 1, 1999, and prior to joining Stinar HG, Inc. he was Senior Account Executive at E.F. Johnson Company since 1993.

Lester Lind is presently retired. Prior to retiring in 2010, he was a shareholder of VonHanson’s Meats and has more than 40 years experience in planning, developing and implementing openings of new operations across the United States.

Pamela Whitney is presently an auditor for Wells Fargo Audit and Security and has been in that position since November 11, 2005. Prior to joining Well Fargo Audit and Security she was employed at the CPA firm of Epstein Weber & Conover, PLC and before that was an Inventory Exchange Supervisor at Phillips 66 from 2000 to 2005, and was at the CPA firm of Kilpatrick, Luster & Co., PLLC.

Stewart Levin has been an insurance broker at Hallberg Commercial Insurers, Inc. for nine years and has been in the insurance business for over 26 years as an owner and a commercial broker.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company’s Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company’s Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on its review of the forms furnished to the Company and written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and persons who own more than 10% of the Company’s Common Stock were complied with in fiscal year 2013.

Code of Ethics

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

Audit Committee

The Audit Committee meets with management to review the scope and results of audits performed by the Company’s independent accountants. The Audit Committee also meets with the independent auditors and with appropriate Company financial personnel about internal controls and financial reporting. The Audit Committee is the agent of the Board in assuring the adequacy of the Company’s financial, accounting and reporting control processes. The Audit Committee is also responsible for recommending to the Board the appointment of the Company’s independent accountants. The Audit Committee met four times in fiscal year 2013. The Audit Committee currently consists of Lester Lind, Stewart Levin and Pamela Whitney. The Audit Committee has determined that Pamela Whitney is an “audit committee financial expert” and is “independent” as defined by SEC rules.

ITEM 11: EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation for the Company’s two most recently completed fiscal years provided to the Company’s Chief Executive Officer and Chief Financial Officer and its only other executive officer who earned remuneration exceeding $100,000 during fiscal year 2013 (the “Named Executive Officers”).

			All Other
		Salary	Compensation	Total
Name and Principal Position	Year	($)	($)	($)

Robert C. Harvey
Chairman of the Board, Chief	2013	$198,400	$13,600	$212,000
Executive Officer and Chief	2012	$198,400	$7,200	$205,600
Financial Officer

Robert B. Gregor
Secretary and Vice President of	2013	$114,800	$206	$115,006
Marketing and Sales of Stinar	2012	$114,800	$206	$115,006
Corporation

The Company has not entered into employment agreements with any of the Named Executive Officers. The amounts listed in the table above under “All Other Compensation” represent life insurance premium payments made by the Company for Robert Gregor and Robert Harvey.

The Company did not make any grants of restricted stock, stock options or other equity-based compensation to the Named Executive Officers during fiscal year 2013 or 2012. The Company does not currently have any equity compensation plans.

The table below sets forth the compensation paid to each non-employee director of the Company during fiscal year 2013. The Company’s directors who are employees do not receive separate compensation for serving as directors. Each of the Company’s directors is reimbursed for all out-of-pocket expenses incurred on behalf of the Company in connection with serving on the Board.

	Fees earned or paid
	in cash	Total
Name	($)	($)
Lester Lind	2,000	2,000

Pamela Whitney	2,000	2,000

Stewart Levin	2,000	2,000

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding beneficial ownership of Common Stock on December 18, 2013 by each person who is a beneficial owner of more than 5% of the Common Stock, issued and outstanding, by each Named Executive Officer named in the Summary Compensation Table, by each director and all officers and directors as a group. The address for all executive officers and directors of the Company is the Company’s business address.

	Number of shares
Name	beneficially owned(1)		Percent of Class
Robert C. Harvey*	1,337,279	(2)	54.4%
Robert B. Gregor*	522,164	(3)	26.7%
Lester Lind	--		--
Pamela Whitney	--		--
Stewart Levin	--		--

All directors and executive officers as a group (5 persons)	1,859,443	(2,3)	62.4%
__________
*	Indicates directors and executive officers.
(1)	Unless otherwise noted, all shares shown are held by persons possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member or a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.
(2)	Includes 66,857 shares held by Robert Harvey’s wife and children in which he may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. Also includes 245,422 shares held jointly by Robert Harvey and his wife and 1,025,000 shares that could be acquired upon conversion of a convertible subordinated debenture.
(3)	Includes 2,350 shares held by Robert Gregor’s wife and children in which he may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. Also includes 144,814 shares held jointly by Robert Gregor and his wife and 375,000 shares that could be acquired upon exercise of an option and conversion of a convertible subordinated debenture.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

In the ordinary course of business, the Company may from time to time engage in transactions with other corporations whose officers, directors or employees are also directors or officers, or family members of directors or officers, of the Company. The Company may also engage in transactions with individuals who are, or are family members of, directors or officers of the Company. The Company has an unwritten policy under which the Audit Committee reviews these transactions to examine whether the transactions are conducted on an arm’s length basis. The Audit Committee makes a recommendation to the Board whether to approve the proposed transaction, which the Board has historically always followed. In all cases, these related-party transactions have been conducted on an arm’s length basis, and none of the transactions require more specific disclosure under applicable SEC rules and regulations, except as described below.

During fiscal years 2012 and 2013, amounts expensed for non-audit compliance services provided by entities related to the Company’s Chief Executive Officer, Robert Harvey, were $17,150 and $13,327, respectively. The Company also has a month-to-month operating lease for office space from the Chief Executive Officer and the total rent expense was $24,600 and $36,000 under this lease in fiscal years 2012 and 2013, respectively.

On June 16, 2009, the Company entered into unwritten loan agreements with our Chief Executive Officer and Robert Gregor, the Company’s Secretary and Vice President of Sales and Marketing. The aggregate principal amount of each loan, which is the largest amount of principal outstanding since the date of the loan and the principal amount outstanding as of October 28, 2013, is as follows: (1) due to Robert Harvey, $150,000 and (2) due to Robert Gregor, $150,000. No principal was paid on any loan described in this paragraph during fiscal year 2013. Each of the loans described in this paragraph bears interest at the rate of 9.00% per annum, is unsecured and is payable on demand. During the fiscal year ended June 30, 2013, interest of $2,021 was paid to Robert Harvey and $5,326 was paid to Robert Gregor.

On May 10, 2008, the Company agreed to issue $505,000 aggregate principal amount of 9.00% Convertible Subordinated Debentures to the following people for cash contributed by those people to the Company: (1) Robert Harvey, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer and a director, and (2) Robert Gregor, the Company’s Secretary, the Vice President of Sales and Marketing of one of the Company’s wholly-owned subsidiaries and a director. The aggregate principal amount of each debenture, which is the largest amount of principal outstanding since July 1, 2012 and the principal amount outstanding as of December 18, 2013, is as follows: (1) for Robert Harvey, $410,000 and (2) for Robert Gregor, $150,000. No principal was paid on the debentures during fiscal years 2013 and 2012. During the fiscal year ended June 30, 2013, interest of $36,900 was paid to Robert Harvey and $-0- was paid to Robert Gregor. Each debenture accrues interest at the rate of 9.00% per annum, payable on January 1 of each year until the principal amount of the debenture has been paid in full or converted into the Company’s Common Stock.

The principal amount of the debentures is convertible into the Company’s Common Stock from the date of issuance until the principal amount is paid in full at a rate of one share of Common Stock for each $0.40 principal amount, subject to typical anti-dilution adjustments. The conversion price of the debentures is equal to the fair market value of the Company’s Common Stock as determined by the Board as of the date of issuance.

The debentures mature on July 1, 2014, subject to acceleration in the event of certain mergers or acquisitions involving the Company, a disposition of substantially all of the Company’s assets or upon the election of a debenture holder after an event of default. The Company may not prepay the debentures in whole or in part prior to maturity. The debentures are subordinate to all of the Company’s indebtedness for borrowed money and liabilities for the deferred and unpaid purchase price of property existing on the date of issuance of the debentures.

Director Independence

All of the Company’s directors, except for Robert Harvey and Robert Gregor, are “independent” as that term is defined in Rule 5605(a) of the Nasdaq Stock Market Marketplace Rules. That is the standard for independence the Company has chosen for purposes of the disclosure required in this report by SEC rules (even though the Company’s Common Stock is not listed on the Nasdaq Stock Market).

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees for professional services rendered for the Company by Moquist Thorvilson Kaufmann LLC (MTK) (formerly known as Moquist Thorvilson Kaufmann & Pieper LLC), the Company’s prior auditor, and BDO USA, LLP (BDO), the Company’s current auditor, for the years ended June 30, 2013, and 2012 were as follows:

			Fiscal
	Fiscal 2013		2012
	BDO	MTK	MTK

Audit Fees	$58,750	$15,000	$69,810
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$58,750	$15,000	$69,810

The Audit Fees for the years ended June 30, 2013 and 2012 were the amounts billed or to be billed for professional services in connection with the audits of the consolidated financial statements of the Company and its quarterly (Form 10-Q) and yearly filings (Form 10-K) with the SEC.

There were no Audit-Related Fees billed by our principal accountants for the years ended June 30, 2013 and 2012.

There were no Tax Fees billed by our principal accountants for the years ended June 30, 2013 and 2012.

There were no Other Fees billed by our principal accountants for the years ended June 30, 2013 and 2012.

The de minimis exception was not used for any fees paid to MTK or BDO.

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

The following consolidated financial statements of Oakridge Holdings, Inc. and subsidiaries, together with the Reports of Independent Registered Public Accounting Firms, are filed as part of this Annual Report on Form 10-K:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of June 30, 2013 and 2012

Consolidated Statements of Operations for the Years Ended June 30, 2013 and 2012

Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012

Notes to Consolidated Financial Statements

The following documents are filed or incorporated by reference as part of this Form 10-K.

3(i)	Amended and Restated Articles of Incorporation as amended (1)
3(ii)	Amended and Superseding By-Laws as amended (1)
10(b)	Loan Documents for Line of Credit (3)
10(c)	Loan Documents for Term Loan (3)
10(e)	Loan documents for Mortgage Note Payable (3)
10(f)	Loan agreements with officers (4)
10(g)	Form of Subordinated Convertible Debentures (5)
10(h)	Form of Subordinated Convertible Debentures (6)
13	Financial Statements
21	Subsidiaries of Registrant (2)
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
101	Interactive data files pursuant to Rule 405 of Regulation S-T*

(1)	Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1996.
(2)	Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 1999.
(3)	Filed as exhibit to Form 10-KSB for fiscal year ended June 30, 2009.
(4)	Material terms are described in Form 8-K filed September 26, 2009 and incorporated herein by reference.
(5)	Filed as exhibit to Form 8-K filed November 22, 2010.
(6)	Filed as exhibit to Form 8-K filed February 2, 2011.
*	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under those sections.

Signatures

In accordance with Section 13 or 15 (d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OAKRIDGE HOLDINGS, INC.

Dated: December 18, 2013	By /s/ Robert C. Harvey
Robert C. Harvey
Chairman of the Board of Directors

In accordance with the Exchange Act, this report has also been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: December 18, 2013	By /s/ Robert C. Harvey
Robert C. Harvey
Chief Executive Officer
Chief Financial Officer (principal accounting officer)
Director

Dated: December 18, 2013	By /s/ Robert B. Gregor
Robert B. Gregor
Secretary
Director

Dated: December 18, 2013	By /s/ Stewart Levin
Stewart Levin
Director

Dated: December 18, 2013	By /s/ Lester Lind
Lester Lind
Director

Dated: December 18, 2013	By /s/ Pamela Whitney
Pamela Whitney
Director

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm
Report of Former Independent Registered Public Accounting Firm
Consolidated Financial Statements:
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-3
Consolidated Statements of Stockholders' (Deficit) Equity	F-4
Consolidated Statements of Cash Flows	F-5
Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oakridge Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2013 and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Edina, Minnesota
December 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oakridge Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2012 (restated) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Oakridge Holdings, Inc. and Subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2012 (restated), and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As described in Note 3, the fiscal 2012 consolidated financial statements have been restated.

/s/ Moquist Thorvilson Kaufmann LLC

Edina, Minnesota
October 15, 2012, except for Note 3, as to which the date is December 18, 2013

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2013	2012
		(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$309,252	$374,861
Restricted cash	38,099	86,915
Accounts receivable, less allowance for doubtful accounts of $15,000 in 2013 and 2012	1,991,808	1,179,851
Inventories:
Production, net	2,862,176	5,056,784
Cemetery, mausoleum space, and markers	570,679	619,530
Deferred income tax assets	268,000	242,000
Other current assets	72,927	54,586

Total current assets	6,112,941	7,614,527

Property and equipment:
Property and equipment	6,869,576	6,695,149
Less accumulated depreciation	(4,900,453)	(4,702,710)

Property and equipment, net	1,969,123	1,992,439

Other assets:
Cemetery perpetual care trust investments	5,753,417	5,475,078
Pre-need trust investments	2,121,009	2,326,926
Debt issuance costs, less accumulated amortization of $40,374 and $31,617 in 2013 and 2012.	74,329	45,813
Deferred income tax assets	-	1,162,000
Other	7,634	7,549

Total other assets	7,956,389	9,017,366

Total Assets	$16,038,453	$18,624,332

See Notes to Consolidated Financial Statements.

	June 30,
	2013	2012
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY		(Restated)

Current liabilities:
Lines of credit - bank	$1,275,000	$1,210,845
Trade accounts payable	1,009,061	1,198,937
Due to finance company	711,577	1,456,083
Accrued expenses	918,413	789,110
Deferred revenue	1,908,173	1,913,926
Short term notes payable – others	300,000	300,000
Current maturities of long-term debt	333,089	2,077,432
Total current liabilities	6,455,313	8,946,333

Long-term liabilities
Non-controlling interest in pre-need trust investments	2,121,009	2,326,926
Long-term debt, less current maturities	3,324,714	1,732,245
Total long-term liabilities	5,445,723	4,059,171

Total liabilities	11,901,036	13,005,504

Non-controlling interest in perpetual care trust investments	5,753,417	5,475,078

Stockholders' (deficit) equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized; none issued	-	-
Common stock, $.10 par value, 5,000,000 shares authorized; 1,431,503 shares issued and outstanding in 2013 and 2012	143,151	143,151
Additional paid-in capital	2,457,975	2,233,975
Accumulated deficit	(4,217,126)	(2,233,376)

Total stockholders' (deficit) equity	(1,616,000)	143,750

Total Liabilities and Stockholders’ (Deficit) Equity	$16,038,453	$18,624,332

See Notes to Consolidated Financial Statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2013	2012
		(Restated)
Revenue, net:
Cemetery	$3,222,954	$3,362,405
Aviation	9,414,221	9,872,259
Interest – Care Funds	119,879	80,061

Total revenue, net	12,757,054	13,314,725

Cost of sales:
Cost of cemetery sales	2,143,115	2,088,974
Cost of aviation sales	9,278,326	9,834,461

Total cost of sales	11,421,441	11,923,435

Gross margin	1,335,613	1,391,290

Operating Expenses:
Selling	388,660	426,886
General and administrative	1,216,424	1,174,405

Total operating expenses	1,605,084	1,601,291

Loss from operations	(269,471)	(210,001)

Other income (expense):
Interest income	29,198	26,358
Interest expense	(385,094)	(497,884)
Loss on extinguishment of debt	(224,000)	-
Other	1,617	(5,114)

Total other expense	(578,279)	(476,640)

Loss before income taxes	(847,750)	(686,641)

Provision (benefit) for income taxes	1,136,000	(372,000)

Net loss	$(1,983,750)	$(314,641)

Net loss per share:
Basic and diluted	$(1.39)	$(0.22)

See Notes to Consolidated Financial Statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

YEARS ENDED JUNE 30, 2013 AND 2012

	Common Stock		Additional
	Number of		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, June 30, 2011 (Previously Reported)	1,431,503	$143,151	$2,028,975	$(649,799)	$1,522,327
Cumulative effect of restatement on prior years	-	-	205,000	(1,268,936)	(1,063,936)
BALANCE, June 30, 2011 (Restated)	1,431,503	143,151	2,233,975	(1,918,735)	458,391
Net loss (Restated)	-	-	-	(314,641)	(314,641)
BALANCE, June 30, 2012 (Restated)	1,431,503	143,151	2,233,975	(2,233,376)	143,750
Net loss	-	-	-	(1,983,750)	(1,983,750)
Change in terms of conversion option	-	-	224,000	-	224,000
BALANCE, June 30, 2013	1,431,503	$143,151	$2,457,975	$(4,217,126)	$(1,616,000)

See Notes to Consolidated Financial Statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2013	2012
		(Restated)
Cash flows from operating activities:
Net loss	$(1,983,750)	$(314,641)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	206,499	207,173
Loss on extinguishment of debt	224,000	-
Deferred income tax expense (benefit)	1,136,000	(372,000)
Changes in operating assets and liabilities:
Accounts receivables	(811,957)	948,812
Inventories	2,243,459	1,108,876
Other assets	(18,426)	(13,062)
Trade accounts payable and due to finance company	(934,382)	(889,572)
Losses on trust investments	104,820	102,492
Deferred revenue	(5,753)	215,991
Accrued expenses	129,303	3,544
Net cash flows from operating activities	289,813	997,613

Cash flows from investing activities:
Changes in restricted cash	48,816	2,942
Purchases of property and equipment	(90,782)	(165,330)
Sales of non-controlling investments in trusts	1,285,565	6,860,984
Purchases of non-controlling investments in trusts	(1,390,385)	(6,963,476)
Net cash flows from investing activities	(146,786)	(264,880)

Cash flows from financing activities:
Net borrowings (repayments) on lines of credit – bank	64,155	(500,000)
Principal payments on short term note payable	-	(30,000)
Principal payments on long-term debt	(272,791)	(244,869)
Net cash flows from financing activities	(208,636)	(774,869)

Net change in cash and cash equivalents	(65,609)	(42,136)

Cash and cash equivalents, beginning of year	374,861	416,997

Cash and cash equivalents, end of year	$309,252	$374,861

Supplemental Disclosures of Cash Flow Information:
Cash paid during the years for:
Interest	$528,092	$528,092
Income taxes	$1,000	$7,497

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Purchases of property and equipment financed with long-term debt	$83,644	$-
Debt issuance costs financed with long-term debt	$37,273	$-

See Notes to Consolidated Financial Statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

1.	The Company

Nature of Business

Oakridge Holdings, Inc. is a Minnesota corporation organized on March 6, 1961. Oakridge Holdings, Inc. and its subsidiaries (the Company) operate two cemeteries in Illinois and an aviation ground support equipment business in Minnesota. On June 29, 1998, the Company acquired the net assets of an aviation ground support equipment business (Stinar). Stinar designs, engineers and manufactures aviation ground support equipment serving the United States Armed Services and businesses domestically and internationally.

On December 11, 2013, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Robert C Harvey, the Company’s Chief Executive Officer and Chief Financial Officer and a director and the Chairman of the Board of Directors of the Company, pursuant to which the Company agreed to sell to Mr. Harvey the shares of Common Stock of Lain and Son. Inc. (“Lain”), a wholly-owned subsidiary of the Company. Lain and its subsidiaries own the assets used in the operations of the Company’s Cemetery segment. See Note 17 for further information.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Oakridge Holdings, Inc. and its subsidiaries, each of which is wholly-owned. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Segment Reporting

The Company operates and manages the business under two reportable segments - cemeteries and aviation ground support equipment.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended June 30, 2013 and 2012, there were no adjustments to net income (loss) to arrive at comprehensive income (loss).

Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at June 30, 2013 and 2012, and the methods and assumptions used to estimate such fair values, were as follows:

Cash and cash equivalents, accounts receivable, trade accounts payable and due to finance company - Fair value approximates the carrying amount because of the short maturity of those financial instruments.

Long-term debt and other notes payable – Fair value is estimated using discounted cash flow analyses, based on the interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities as of June 30, 2013 and 2012. The fair value of long-term debt and other notes payable approximated their carrying values at June 30, 2013 and 2012.

Fixed income and debt securities - Cemetery perpetual care and pre-need trust investments - The fair value is determined based on valuations provided by external investment managers who obtain them from a variety of industry standard data providers. See Note 16 for further description.

Estimates and Assumptions

The preparation of consolidated financial statements in accordance with United States generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. As a result, actual amounts could differ from those estimates.

Concentrations

Credit Risk

The Company's cash deposits from time to time exceed federally insured limits. The Company has not experienced any losses on its cash deposits in the past.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of aviation ground support equipment business accounts receivable. The Company generally does not require collateral for these accounts receivable. One United States customer accounted for 16% or $261,827 and one international customer accounted for 68% or $1,100,965 of Stinar's accounts receivable at June 30, 2013. Two United States customers accounted for 83% or $730,672 of Stinar’s accounts receivable at June 30, 2012. Additionally, the U.S. Government accounted for approximately 0% and 77% or $678,134 of Stinar’s accounts receivable at June 30, 2013 and 2012, respectively. The cemetery operations routinely grant credit to pre-need customers, substantially all of who are in the Chicago area.

Customers

A significant portion of the Company's customers is concentrated in the airline industry. A downturn in the airline industry related to the world recession, September 11, 2001, acts of terrorism, decrease in government sales and increases in fuel costs have had a negative impact on the Company's continuing operations.

Stinar’s net sales were concentrated as follows in 2013; international customers (24%) (one customer comprising 23%), U.S. Government (63%) and North American customers (13%). Stinar’s net sales were concentrated as follows in 2012; international customers (2%), U.S. Government (65%) and North American customers (33%) (one customer comprising 14%).

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows and balance sheets, the Company considers all highly liquid non-trust investments purchased with a maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash represents amounts required to be held in escrow by certain Stinar customers until completion of certain projects.

Accounts Receivable

Accounts receivable are customer obligations generally due under normal trade terms for the industries served by the Company. The Company provides an allowance for doubtful accounts equal to estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of accounts receivable. When management determines that it is probable that an account will not be collected, all or a portion of the amount is charged against the allowance for doubtful accounts. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change.

Inventories

Finished goods, component parts and work-in-process inventories are stated at the lower of first-in, first-out cost or market. The cemetery and mausoleum space available for sale is stated at the lower of cost (determined by an allocation of the total purchase and development costs of each of the properties to the number of spaces available) or market. The Company reviews inventory on an annual basis and provides an inventory reserve for slow-moving, obsolete or unusable inventory, if necessary. As of June 30, 2013 and 2012, the Company has determined an inventory reserve to be unnecessary.

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

Debt Issuance Costs

Debt issuance costs are carried at cost and amortized using the straight-line method, which materially approximates the effective interest method, over the term of the related debt. Amortization of these debt costs, recognized and reported as interest expense for the years ended June 30, 2013 and 2012, was $8,757 and $7,743, respectively.

Long-lived Assets

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

The Company periodically evaluates the carrying value of long-lived assets to be held and used, including but not limited to, capital assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from the use of such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost to dispose.

Product Warranty Liability

The Company’s aviation ground equipment segment warrants its products against certain defects based on contract terms. Generally, warranty periods are five years for workmanship and manufacturing defects and seven years for painting defects. The Company has recourse provisions for certain items that would enable recovery from third parties for amounts paid under the warranties. The Company calculates a product warranty liability based on historical activity. For the past several years, warranty claims have been nominal. There are no warranty costs accrued as of June 30, 2013 and 2012.

Revenue Recognition

Cemetery and Mausoleum Space Revenue

Sales of cemetery merchandise and services and at-need cemetery interment rights are recorded as revenue when the merchandise is delivered or service is performed.

Sales of pre-need cemetery grave plots rights are recognized in accordance with the retail land sales provisions of Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) 976-10 “Accounting for Sales of Real Estate”. Accordingly, provided certain collectability criteria are met, pre-need cemetery interment right sales are deferred until cumulative payments exceed 10% of the contract price related to the interment right. Payment terms for pre-need contracts generally range from twelve to sixty months. A portion of the proceeds from cemetery sales for interment rights is generally required by law to be paid into perpetual care trusts. Earnings of perpetual care trusts are recognized in current cemetery revenue and are used to defray the maintenance costs of cemeteries, which are expensed as incurred.

Pursuant to various state and provincial laws, a portion of the proceeds from the sale of pre-need merchandise and services are required to be paid into trusts, which are included in pre-need trust investments in the Company’s consolidated financial statements. The un-trusted proceeds are initially included in deferred revenue. Sales of pre-need merchandise and services, including grave boxes and interment, are recorded as revenue when products and services have been delivered and collection of the resulting receivable is reasonably assured.

Selling costs related to the sale of pre-need cemetery contract revenues are expensed in the period incurred.

Aviation Ground Support Equipment

Revenue is recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured, which generally occurs after the customer has been notified that the products have been completed according to the customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery.

Shipping and Handling Costs

All shipping and handling revenue is included in revenue. All direct costs to ship the products to customers are classified as cost of goods sold.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the consolidated financial statements and consist of taxes currently due plus deferred income taxes. The significant temporary differences relate to research and development credit carry forwards, operating loss carry forwards, depreciation, inventories and certain accruals. Deferred income tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced through the establishment of a valuation allowance at the time, based upon available evidence, it becomes more likely than not that the deferred tax assets will not be realized.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Management also assesses whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has not identified any material uncertain tax positions as of June 30, 2013 and 2012.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company's tax years dating back to 2002 remain open to examination due to unexpired net operating loss carry forwards originating in and subsequent to that year.

Environmental Costs

Environmental expenditures that pertain to current operations or relate to future revenue are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenue are expensed. Liabilities are recognized for remedial activities when the clean-up is probable and the cost can be reasonably estimated. The Company has not identified any environmental cost liabilities as of June 30, 2013 and 2012.

Advertising Costs

Advertising costs are expensed as incurred.

Research and Development Costs

Research and development costs in the product development process are expensed as incurred. Research and development costs consist primarily of engineering and material costs relating to design and prototype development activities.

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of the shares that might be issued upon the conversion of subordinated debentures and adjusting the net earnings (loss) applicable to common stockholders resulting from the assumed conversions. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

Recent Accounting Pronouncements

The Company reviewed all significant newly issued accounting pronouncements and determined they are either not applicable to its business or that no material effect is expected on its financial position, results of operations or disclosures.

3.	Restatements of Previously Issued Financial Statements

Prior to fiscal year 2013, the Company capitalized pre-production engineering and drafting costs, incurred in connection with fixed-price contracts, as inventory and capitalized similar costs to develop technical manuals as property and equipment. The costs capitalized as inventory were amortized based on the number of units remaining to be delivered compared to the total units per the contract, while the costs capitalized as property and equipment were depreciated over the estimated useful life of the technical manuals. Upon review of ASC 340-10-25 “Preproduction Costs Related to Long-Term Supply Arrangements”, the Company recently concluded that these costs should have been expensed as incurred to the extent they exceed amounts specifically reimbursable by the customer or otherwise relieved from inventory when such reimbursable amounts are billed to the customer.

In both July 2010 and July 2012, the Company amended certain convertible debt agreements which extended the maturity of the debt and lowered the conversion price. The Company had originally incorrectly not recorded any loss associated with these amendments which essentially represented the incremental value conveyed by lowering the conversion price.

As a result, the Company has restated its Consolidated Financial Statements for the year June 30, 2012, including restating its accumulated deficit as of July 1, 2011 for the impact of the restatements for fiscal years 2011, 2010 and 2009. No relevant production costs were incurred prior to 2009. Additionally, the Company has restated its interim quarterly results for the year ended June 30, 2012 and the first three quarters of fiscal year 2013.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

The following tables present a summary of the effects of the restatements on the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2012.

	Consolidated Balance Sheet
	Previously
	Reported	Adjustments	Restated
June 30, 2012
Inventory, production, net	$6,046,477	$(989,693)	$5,056,784
Property and equipment, net	2,331,573	(339,134)	1,992,439
Deferred income tax assets, non-current	703,000	459,000	1,162,000
Additional paid-in-capital	2,028,975	205,000	2,233,975
Accumulated deficit	1,158,549	1,074,827	2,233,376

	Consolidated Statement of Operations
	Previously
	Reported	Adjustments	Restated
Year Ended June 30, 2012
Cost of aviation sales	$10,131,570	$(297,109)	$9,834,461
Gross margin	1,094,181	297,109	1,391,290
Loss from operations	(507,110)	297,109	(210,001)
Loss before income taxes	(983,750)	297,109	(686,641)
Benefit for income taxes	(475,000)	103,000	(372,000)
Net loss	(508,750)	194,109	(314,641)

Basic net loss per share	(0.36)	0.14	(0.22)
Diluted net loss per share	(0.36)	0.14	(0.22)

	Consolidated Statement of Cash Flows
	Previously
	Reported	Adjustments	Restated
Year Ended June 30, 2012
Net cash flow from operating activities	$1,084,846	$(87,233)	$997,613
Net cash flow from investing activities	(352,113)	87,233	(264,880)

In addition, of the $1,268,936 accumulated deficit adjustment as of July 1, 2011, $275,845, $593,806 and $399,285 represents the additional expense/loss that should have been recorded to fiscal years 2011, 2010 and 2009, respectively, for a fully diluted loss per share impact of $0.19, $0.41 and $0.28, respectively.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

The following selected quarterly financial data for the fiscal year ended June 30, 2012 and the first three quarters of fiscal year 2013 has been restated to reflect the impacts of the aforementioned restatements.

	Fiscal 2013 Quarters
	First	Second	Third
	(Restated)	(Restated)	(Restated)

Net income (loss)	$(108,095)	$137,165	$2,013
Basic net income (loss) per share	(0.08)	0.10	0.00
Diluted net income (loss) per share	(0.08)	0.05	0.00

	Fiscal 2012 Quarters
	First	Second	Third	Fourth
	(Restated)	(Restated)	(Restated)	(Restated)

Net income (loss)	$(108,337)	$199,410	$158,028	$(563,742)
Basic net income (loss) per share	(0.08)	0.14	0.11	(0.08)
Diluted net income (loss) per share	(0.08)	0.08	0.06	(0.08)

The following tables contain selected quarterly financial data for the fiscal year ended June 30, 2012 and the first three quarters of fiscal year 2013 as previously reported in the Company's filed Quarterly Reports on Form 10-Q.

	Fiscal 2013 Quarters
	First	Second	Third
	(Previously	(Previously	(Previously
	Reported)	Reported)	Reported)

Net income (loss)	$95,067	$13,924	$(19,716)
Basic net income (loss) per share	0.07	0.01	(0.01)
Diluted net income (loss) per share	0.04	0.01	(0.01)

	Fiscal 2012 Quarters
	First	Second	Third	Fourth
	(Previously	(Previously	(Previously	(Previously
	Reported)	Reported)	Reported)	Reported)

Net income (loss)	$(81,019)	$158,059	$107,172	$(692,962)
Basic net income (loss) per share	(0.06)	0.11	0.07	(0.48)
Diluted net income (loss) per share	(0.06)	0.06	0.04	(0.48)

4.	Consolidation of Variable Interest Entity

The Company identifies variable interest entities (VIEs) and determines when they should include the assets, liabilities, non- controlling interests and results of activities of a VIE in its consolidated financial statement.

In general, a VIE is a corporation, partnership, limited liability company, trust, or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

The Company has determined they are required to consolidate the pre-need cemetery merchandise and service trusts and the cemetery perpetual care trust (the trusts) as variable interest entities in its consolidated balance sheets due to the equity investors not having the characteristics of a controlling financial interest or not having a sufficient amount of equity to carry out its principal activities without additional subordinated financial support. The consolidation affected certain line items in the consolidated balance sheets, but had no impact on net earnings. Also, the consolidation does not result in any net changes to the Company’s consolidated statements of cash flows, but does require disclosure of certain financing and investing activities.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

See further description of the trusts in Notes 5 and 6.

5.	Pre-need Trust Investments

The Company sells price-guaranteed pre-need cemetery contracts providing for merchandise or services to be delivered in the future at prices prevailing when the agreements are signed. At least fifty percent of the funds received under these contracts for merchandise or services are required to be placed into trust accounts, pursuant to Illinois state laws. When a trust-funded pre-need cemetery contract is entered into, the Company records an asset (cemetery receivables) and a corresponding liability (deferred cemetery revenues) for the contract price. As the customer makes payments on the contract prior to performance by the Company, the Company deposits into the related trust the required portion of the payment and reclassifies the corresponding amount from deferred cemetery revenue into non-controlling interest in cemetery trusts.

When services are performed or merchandise is delivered, the Company recognizes revenue related to the pre-need contract and records a receivable from the trust related to the portion of the contract that was trusted (due from trust) and relieves deferred revenue for the remaining portion. Included with the amount owed from the trust are earnings on the pre-need contract deposits, which are recorded as interest income, net of fees paid to the trust. At the time revenue is recorded, the cost of any related merchandise is relieved from inventory and recorded as cost of sales. Undistributed earnings on trust investments are recorded in both the trust asset and the related non-controlling interest in cemetery trusts.

Trust Investments:

Trust investments represent trust assets for contracts sold in advance of when the merchandise or services are needed. The trust investments in the consolidated balance sheet were $2,121,009 and $2,326,926 at June 30, 2013 and 2012, respectively.

The market value associated with the pre-need cemetery merchandise and service trust assets as of June 30, 2013 and 2012 are detailed below.

	Beginning	Unrealized			Ending
Year	Market Value	Gain or (Loss)	Distributions	Contributions	Market Value
2013	$2,326,926	$(130,871)	$(262,515)	$187,469	$2,121,009
2012	$2,075,713	$206,670	$(74,936)	$119,479	$2,326,926

All funds are invested in a variety of U.S Government bonds. The costs of the trust investments held by the cemetery are $2,064,065 and $2,138,212 as of June 30, 2013 and 2012, respectively.

Deferred Cemetery Revenue:

As of June 30, 2013 and 2012, deferred cemetery revenue represents future pre-need cemetery revenues to be recognized upon delivery of merchandise or performance of services. Deferred cemetery revenue includes amounts not required to be trusted. Amounts not required to be trusted include undelivered pre-need cemetery merchandise where the related cash or investments are not held in trust accounts (generally because the Company was not required to deposit the cash in the trust). Conversely, future contract revenues and non-distributable net trust investment earnings where the related cash or investments are held in trust accounts are included in non-controlling interest in cemetery trusts.

6.	Cemetery Perpetual Care Trusts

The Company sells price-guaranteed pre-need cemetery contracts providing for property interment rights. For pre-need sales of interment rights (cemetery property), the associated revenue and all costs to acquire the sale are recognized in accordance with the retail land sales provisions for accounting for sales of real estate. This method provides for the recognition of revenue in the period in which the customer’s cumulative payments exceed ten percent of the contract price related to the interment right. The Company is required by state law to pay into the cemetery perpetual care trusts ten to fifteen percent of the proceeds from the sale of cemetery property interment rights. The Company has consolidated the cemetery perpetual care trusts, resulting in such funds being reflected in cemetery perpetual care trust investments within total assets, with a corresponding amount reflected as non- controlling interest in perpetual care trusts.

Investment earnings, net of fees paid to the trust, are recognized as revenue (interest – care funds), when distributed by the trust to the Company. Undistributed earnings on trust investments are recorded in both the trust asset and the related non-controlling interest in cemetery trusts.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

Earnings from these cemetery perpetual care trust investments that the Company is legally permitted to withdraw are used to defray cemetery maintenance costs which are expensed as incurred.

	Beginning	Realized	Unrealized			Change in	Ending
Year	Market Value	Gain	Gain(loss)	Distributions	Contributions	Cash	Market Value
2013	$5,475,078	$162,518	$144,315	$(165,844)	$122,628	$14,722	$5,753,417
2012	$5,345,922	$48,766	$53,194	$(156,395)	$139,311	$44,280	$5,475,078

The costs of the trust investments held by the cemetery are $5,657,055 and $5,521,486 as of June 30, 2013 and 2012, respectively.

7.	Inventories

Production inventories consisted of the following at June 30:

	2013	2012 (Restated)
Finished goods	$-	$-
Work-in-process	756,213	2,200,735
Raw materials and trucks	2,105,963	2,856,049
Reserve for obsolescence	-	-

	$2,862,176	$5,056,784

Inventories of cemetery and mausoleum space available for sale consisted of the following at June 30:

	2013	2012
Cemetery space	$358,842	$399,017
Mausoleum space and other	211,837	220,513

	$570,679	$619,530

8.	Property and Equipment

Property and equipment, at cost consisted of the following at June 30:

	2013	2012 (Restated)
Land and improvements	$1,369,307	$1,366,000
Building and improvements	2,505,728	2,471,447
Vehicles	620,404	584,138
Equipment	2,374,137	2,273,564

	$6,869,576	$6,695,149

Depreciation charged to operations was $197,742 in 2013 and $199,430 in 2012.

9.	Accrued Expenses

Accrued expenses consisted of the following at June 30:

	2013	2012
Compensation and payroll taxes	$718,316	$622,749
Due to trust funds	120,886	92,743
Interest	48,909	15,756
Other	30,302	57,862

	$918,413	$789,110

10.	Debt

Due to Finance Company

A finance company finances Stinar’s inventory chassis purchases, which are used in the production of aviation ground support equipment. At June 30, 2013 and 2012, $711,577 and $1,456,083 was outstanding with interest ranging from 5.97% to 8.25%, beginning 90 days after purchase. Principal payments on chassis purchases are due in full, six months after purchase. The financing is secured by chassis inventory and personally guaranteed by the assets of the chief executive officer/key stockholder.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

Lines of Credit – Bank

The Company has a line of credit agreement with a bank allowing borrowings up to $550,000 (as amended from $1,000,000 in February 2013), subject to certain borrowing base limitations with interest at 2% over the reference rate with a floor of 7% (7% at June 30, 2013), maturing January 31, 2014 (as amended from October 2013 in December 2013). The reference rate is the rate announced by U.S. Bank National Association. As of June 30, 2013 and 2012, the outstanding borrowings under this line of credit were $525,000 and $550,000, respectively. The line of credit is secured by the assets of the Company's wholly-owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from both the Company and the chief executive officer and by the assignment of a life insurance policy on the chief executive officer/key stockholder. See loan covenants below.

The Company has a second line of credit agreement with the Small Business Administration (SBA) allowing borrowings up to $1,000,000, subject to certain borrowing base limitations related to export transactions, with interest at 2% over the reference rate with a floor of 7% (7% at June 30, 2013), maturing May 2014 (as amended from October 2012 in May 2013) . The reference rate is the prime rate, as published by the Wall Street Journal. As of June 30, 2013 and 2012, the outstanding borrowings under this line of credit were $750,000 and $660,845, respectively. The proceeds can only be used to finance inventory destined for export outside the United States and to support performance bonds associated with related contract down payments. The note is secured by all export inventory, all foreign accounts receivable of the Company’s wholly-owned subsidiary, Stinar HG, Inc. and continuing commercial guarantees from the Company and its chief executive officer/key stockholder.

Short Term Notes Payable - Others

The Company had $300,000 in unsecured notes payable due to key officers/shareholders at June 30, 2013 and 2012, respectively. These notes are due on demand and bear interest at 9%.

Long-Term Debt

Long-term debt consisted of the following at June 30:
	2013	2012

   Note payable – bank, payable in monthly installments of $6,672 including interest at 6.0%, with a balloon payment in January 2023. The note is secured by the first mortgage on property owned by Stinar, continuing commercial guarantees from both the Company and the chief executive officer/key stockholder and by the assignment of a life insurance policy on the chief executive officer/key stockholder. The loan was refinanced into this and two other notes below in February 2013. Prior to the refinancing, the loan had an interest rate of 7.5%, monthly payments of $17,060, a due date of May 2013 and other similar terms.

	$922,151	$1,885,731
Note payable – SBA, payable in monthly installments of $20,527 including interest at the prime rate (as published by the Wall Street Journal) plus 1%, adjusted every calendar quarter (4.25% at June 30, 2013), maturing in May 2018. The note is secured by the assets of Stinar and the unconditional guarantee of the chief executive officer/key stockholder.	1,089,303	1,283,946
Note payable – SBA, payable in monthly installments of $5,107, including interest and SBA fees for an interest rate of 5.2%, maturing March 2033. The note is secured by a second mortgage on property owned by Stinar and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	753,876	-
Note payable – bank, payable in monthly installments of $6,091 with interest at 2.75% over the U.S Bancorp Prime Lending Rate (6.0% at June 30, 2013) through February 2016. The note is secured by the assets of Stinar, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	174,222	-
Equipment notes payable, payable in total monthly payments of $1,559, expiring at various times through April 2018. Interest rates on the notes range from 0% to 4.2%. One of the notes aggregating $26,639 at June 30, 2013 is secured by the personal guarantee of the chief executive officer/key stockholder.	78,251	-
Long-term debt before debentures	3,017,803	3,169,677

   Convertible subordinated debentures – unsecured with 9% interest due quarterly, convertible into one common share for each $0.40 of principal, maturing on July 1, 2014. The debentures are issued to shareholders/officers of the Company ($560,000) and an outside investor ($80,000). On July 1, 2012, the debentures were amended, extending the maturity date to July 1, 2014 and reducing the conversion rate from $0.50 to $0.40 per common share. As a result of the amendment, the original debentures were considered extinguished and a loss on extinguishment of debt of $224,000 was recorded as a charge to earnings during the year ended June 30, 2013.

	640,000	640,000

Subtotal:	3,657,803	3,809,677
Less current maturities	333,089	2,077,432
	$3,324,714	$1,732,245

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

Future maturities of long-term debt are as follows at June 30, 2013:
2014	$333,089
2015	1,002,513
2016	353,315
2017	328,303
2018	263,934
Thereafter	1,376,649

$3,657,803

Loan Covenants

Stinar's bank loan agreements stipulate certain affirmative and negative covenants, including financial covenants for cash flow and debt to equity measured on a stand-alone basis. As of and for the year ended June 30, 2013, the actual cash flow to current maturity ratio was a negative 1.40 to 1.00 while the allowed minimum was 1.20 to 1.00 and the debt to equity ratio was a negative 23.6 to 1.00 while the maximum allowed was 4.50 to 1.00. The negative covenants include a restriction on Stinar capital expenditures of $50,000 annually. In 2013, Stinar incurred capital expenditures of approximately $32,000. The bank subsequently issued a waiver for the cash flow and debt to equity covenants, which were not met. The Company similarly violated financial covenants as of and for the year ended June 30, 2012, which were also waived by the bank. The next covenant calculation date will be June 30, 2014.

11.	Income Taxes

The income tax provision (benefit) is comprised of the following at June 30:

	2013	2012 (Restated)
Current tax expense (benefit)
Federal	$-	$-
State	-	-
Total current	-	-

Deferred tax expense (benefit)
Federal	(231,000)	(339,000)
State	(86,000)	(33,000)
Total deferred	(317,000)	(372,000)

Valuation allowance	1,453,000	-
Total expense (benefit) for income taxes	$1,136,000	$(372,000)

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities. The major temporary differences that give rise to the deferred tax liabilities and assets are as follows at June 30:

	2013	2012 (Restated)
Deferred tax assets:
Inventories	$27,000	$76,000
Accrued compensation	223,000	193,000
Tax credit carry forwards	158,000	245,000
Net operating loss carry forwards	1,352,000	925,000
Other	19,000	10,000
Valuation allowance	(1,453,000)	-
Gross deferred tax asset	326,000	1,449,000

Deferred tax liabilities:
Property and equipment	(58,000)	(45,000)
Gross deferred tax liability	(58,000)	(45,000)

Net deferred tax asset	$268,000	$1,404,000

The Company has recorded its deferred tax assets in the accompanying consolidated balance sheets as follows at June 30:

	2013	2012 (Restated)
Current assets:
Deferred income taxes	$268,000	$242,000
Non-current assets:
Deferred income taxes	-	1,162,000
Net deferred tax asset	$268,000	$1,404,000

The provision for income taxes varies from the amount of income tax determined by applying the applicable federal statutory income taxes to pretax income as a result of the following differences:

	2013	2012 (Restated)
Statutory U.S. federal tax rate	(34)%	(34)%
State taxes, net of federal benefit	(2)	(2)
Tax credit adjustment	-	(15)
Permanent differences and other	(1)	(3)
Valuation allowance	171	-
Effective tax rate	134%	(54)%

The Company has federal and state net operating loss carry forwards of approximately $3,562,000 and $1,483,000, respectively, which begin to expire in 2017.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry forwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The Company evaluates the recoverability of future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent the Company does not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. The Company has determined that a valuation allowance of $1,453,000, related to deferred tax assets is necessary at June 30, 2013.

12.	Other Related Party Transactions

Amounts expensed for tax compliance services provided by entities related to the chief executive officer’s spouse were $13,327 in 2013 and $19,385 in 2012. Total amounts, including amounts from prior periods, owed to these entities aggregated $36,541 and $36,214 as of June 30, 2013 and 2012, respectively, and is included in trade accounts payable on the accompanying balance sheets. Interest expense on the related party convertible debentures and notes payable totaled $77,400 in both 2013 and 2012. The Company has a month-to-month operating lease for its corporate offices from one of the officers. Total rent expense for this lease was $36,000 in 2013 and $24,600 in 2012.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

13.	Multi-Employer Pension Plan

The Company participates in the SEIU National Industry Pension Fund (Employer Identification Number 52-6148540), a multi- employer defined benefit pension plan (the Plan) related to collective bargaining employees at the Company's cemetery locations. The Company's contributions and pension benefits payable under the plan and the administration of the plan are determined by the terms of the related collective-bargaining agreement, which expires on February 29, 2016. The multi-employer plan poses different risks to the Company than single-employer plans in the following respects:

1.	The Company's contributions to the multi-employer plan may be used to provide benefits to all participating employees of the program, including employees of other employers.
2.

In the event that another participating employer ceases contributions to the multi-employer plan, the Company may be responsible for any unfunded obligations along with the remaining participating employers.

3.	If the Company chooses to withdraw from the multi-employer plan, then the Company may be required to pay a withdrawal liability, based on the underfunded status of the plan at that time.

As of June 30, 2013, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Red and accordingly the plan has implemented a financial improvement plan or a rehabilitation plan. The Plan is charging contributing employers a 10% surcharge on all contributions made to the Plan. The Company's contributions to the multi-employer plan did not exceed 5% of the total plan contributions for the fiscal years 2013 or 2012. The Company made contributions to the plan of $38,200 and $26,610 in 2013 and 2012, respectively.

14.	Earnings Per Share of Common Stock

The following table reconciles the net income and shares of the basic and diluted earnings per share computations:

	2013			2012 (Restated)
	Net		Per-	Net		Per-
	Income	Shares	Share	Income	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS
Net income available to common shareholders	$(1,983,750)	1,431,503	$(1.39)	$(314,641)	1,431,503	$(0.22)

Effect of Dilutive Securities
Convertible debentures (1)	-	-		-	-

Diluted EPS
Net income available to common shareholders plus assumed conversions	$(1,983,750)	1,431,503	$(1.39)	$(314,641)	1,431,503	$(0.22)

(1)

The convertible debentures as of June 30, 2013 and 2012 are convertible into 1,600,000 and 1,280,000 shares of common stock, respectively, but are not included in this calculation as they are anti-dilutive.

15.	Segment Information

The Company's operations are classified into two principal industry segments: cemeteries and aviation ground support equipment. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating profit (loss). Management believes this is the most meaningful measurement of each segment's results as it excludes consideration of corporate expenses which are common to both business segments. The term “operating profit (loss)” represents revenues less all operating expenses. Operating expenses of a business segment do not include corporate interest expense, corporate income or expense, or taxes on income. Financial information by industry segment as of and for the years ended June 30, 2013 and 2012 is summarized as follows:

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

		Aviation Ground
	Cemeteries	Support Equipment	Total
2013
Net sales – external	$3,342,833	$9,414,221	$12,757,054
Depreciation and amortization	106,021	98,978	204,999
Interest expense	3,015	296,472	299,487
Segment operating profit (loss)	368,653	(324,720)	43,933
Segment assets	14,992,208	5,952,075	20,944,283
Expenditures for segment fixed assets	142,271	32,155	174,426

2012 (Restated)
Net sales – external	$3,442,466	$9,872,259	$13,314,725
Depreciation and amortization	115,000	82,398	197,398
Interest expense	504	412,780	413,284
Segment operating profit (loss)	455,656	(371,625)	84,031
Segment assets	14,438,294	8,314,047	22,752,341
Expenditures for segment fixed assets	48,774	115,686	164,460

Reconciliation of segment operating profit to consolidated loss before income taxes is as follows:

	2013	2012 (Restated)
Total segment operating profit	$43,933	$84,031
Segment interest expense	(299,487)	(413,284)
Segment interest income and other	29,116	18,828
Unallocated amounts:
Interest expense	(85,607)	(84,600)
Loss on extinguishment of debt	(224,000)	-
Other corporate expenses	(311,705)	(291,616)

Loss before income taxes	$(847,750)	$(686,641)

Reconciliation of segment assets to consolidated assets is as follows at June 30:

	2013	2012 (Restated)
Total segment assets	$20,944,283	$22,752,341
Other assets	27,159	34,725
Elimination of receivable from holding company	(5,200,989)	(5,304,734)
Deferred tax assets	268,000	1,142,000

Total assets	$16,038,453	$18,624,332

Unallocated other corporate expenses consist principally of senior management's compensation and general and administrative expenses. These costs generally would not be subject to significant reduction upon the discontinuance or disposal of one of the segments.

16.	Fair Value Measurements

In accordance with GAAP, the Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability between market participants at a measurement date. The Company utilizes a fair value hierarchy that includes three levels of inputs used to measure fair value. The three levels are defined as follows: Level 1 – Inputs into the fair value methodology are based on quoted market prices in active markets. Level 2 – Inputs into the fair value methodology are based on quoted prices for similar items, broker/dealer quotes, or models using market interest rates or yield curves. The inputs are generally seen as observable in active markets for similar items for the asset or liability, either directly or indirectly, for substantially the same term of the financial instrument. Level 3 – Inputs into the fair value methodology are unobservable and significant to the fair value measurement (primarily consisting of alternative type investments, which include but are not limited to limited partnership interests, hedges, private equity, real estate, and natural resource funds). Often these types of investments are valued based on historical cost and then adjusted by shared earnings of a partnership or cooperative, which can require some varying degree of judgment. Information regarding assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and 2012 is as follows:

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2013 AND 2012

	Recurring Fair Value Measurements Using			Total Fair
	Level 1	Level 2	Level 3	Value
June 30, 2013
Assets at fair value:
Cemetery perpetual care and pre-need trust investments:
Cash and cash equivalents	$494,996	$-	$-	$494,996
Equity securities	1,590,304	-	-	1,590,304
Corporate bonds	4,057,907	-	-	4,057,907
Government bonds	-	1,731,219	-	1,731,219
Total assets at fair value	$6,143,207	$1,731,219	$-	$7,874,426

Liabilities at fair value:
Non-controlling interest in pre- need trust investments:
Cash and cash equivalents	$389,790	$-	$-	$389,790
Government bonds	-	1,731,219	-	1,731,219
Total liabilities at fair value	$389,790	$1,731,219	$-	$2,121,009

June 30, 2012
Assets at fair value:
Cemetery perpetual care and pre-need trust investments:
Cash and cash equivalents	$736,550	$-	$-	$736,550
Equity securities	1,323,135	-	-	1,323,135
Corporate bonds	3,906,022	-	-	3,906,022
bonds	-	1,836,297	-	1,836,297
Total assets at fair value	$5,965,707	$1,836,297	$-	$7,802,004

Liabilities at fair value:
Non-controlling interest in pre- need trust investments:
Cash and cash equivalents	$490,629	$-	$-	$490,629
Government bonds	-	1,836,297	-	1,836,297
Total liabilities at fair value	$490,629	$1,836,297	$-	$2,326,926

The methods described in Note 2 for fair value calculations may produce a fair value calculation that may be different from the net realizable value or not reflective of future values expected to be received. The Company believes that its valuation methods are appropriate and consistent with other market participants; however, the use of these various methodologies and assumptions may produce results that differ in the estimates of fair value at the financial reporting date.

17.	Subsequent Event

On December 11, 2013, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Robert C. Harvey, the Company’s Chief Executive Officer and Chief Financial Officer and a director and the Chairman of the Board of Directors of the Company, pursuant to which the Company agreed to sell to Mr. Harvey the shares of common stock of Lain and Son, Inc. (“Lain”), a wholly-owned subsidiary of the Company. Lain and its subsidiaries own the assets used in the operations of the Company’s Cemetery.

The purchase price payable to the Company under the Agreement is $2,060,000, consisting of (1) $1,500,000 in cash, and (2) satisfaction of $560,000 indebtedness owed by the Company to Mr. Harvey in the form of (i) $410,000 principal amount of debentures and (ii) a short-term loan of $150,000. The net carrying value of the underlying assets and liabilities of the cemetery operations was approximately negative $6,000 as of June 30, 2013.

The closing of the transactions contemplated by the Agreement (the “Transactions”) is expected to occur before January 1, 2014, subject to the satisfaction of the customary closing conditions, including Mr. Harvey obtaining financing. Following completion of the Transactions, Mr. Harvey is expected to continue in his role as the Company's Chief Executive Officer, Chief Financial Officer and the Chairman of the Board of Directors of the Company.