Form 10-Q
period 2013-09-30
OAKRIDGE HOLDINGS INC
filed 2015-08-05
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2013

OR
[   ]           TRANSITION REPORT UNDER SECTION 13 OR15(d) OF THE EXCHANGE ACT

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
Non-accelerated filer ___                    Smaller reporting company _ X _
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The number of shares outstanding of Registrant's Common Stock on August 5, 2015, was 1,431,503.

FORM 10-Q
  For the quarter ended September 30, 2013

TABLE OF CONTENT

PART I.            Financial Information

ITEM 1.            Unaudited Condensed Consolidated Financial Statements:

(a)    Condensed Consolidated Balance Sheets as of September 30, 2013 and June 30, 2013

(b)    Condensed Consolidated Statements of Operations for the three months ended September 30, 2013 and 2012

(c)    Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012

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

ITEM 5.           Not Applicable

ITEM 6.           Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                                                                                            FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
ASSETS	30-Sep-2013	30-Jun-2013
Current assets
Cash	$ 80,507	$ 35,796
Restricted cash	38,102	38,099
Trade accounts receivable, net	829,418	1,626,897
Inventories	2,309,483	2,862,176
Other current assets	70,012	42,370
Deferred income taxes	235,000	268,000
Current assets of discontinued operations	1,150,847	1,239,603
Total current assets	4,713,369	6,112,941

Property, plant & e quipment
Property, plant & equipment at cost	3,091,970	3,089,391
Less Accumulated depreciation	(1,885,494)	(1,860,694)
Total property, plant & equipment	1,206,476	1,228,697

Other assets
Deferred financing costs	71,769	74,329
Other	7,634	7,634
Noncurrent assets of discontinued operations	8,766,832	8,614,852
Total other assets	8,846,235	8,696,815

Total Assets	$ 14,766,080	$ 16,038,453

See accompanying notes to the condensed
consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                                             FORM 10-Q
ITEM 1 -  FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES & STOCKHOLDERS' DEFICIT	30-Sep-2013	30-Jun-2013
Current l iabilities
Line of credit - bank	$ 803,640	$ 1,275,000
Short term notes payable - others	300,000	300,000
Trade accounts payable	693,698	864,847
Due to finance company	149,776	711,577
Accrued liabilities	868,408	719,501
Current maturities of long-term debt	974,837	315,361
Deferred revenue	-	343,350
Current liabilities of discontinued operations	1,844,135	1,925,677
Total current liabilities	5,634,494	6,455,313

Long-term liabilities
Long term debt less current portion	2,517,811	3,264,191
Non-current liabilities and non-controlling interest of discontinued operations	8,179,165	7,934,949
Total Long-term liabilities and non-controlling interest	10,696,976	11,199,140

Total liabilities	16,331,470	17,654,453

Stockholders' deficit
Common stock	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(4,166,516)	(4,217,126)
Total stockholders' deficit	(1,565,390)	(1,616,000)

Total liabilities and stockholders' deficit	$ 14,766,080	$ 16,038,453
      See accompanying notes to the condensed
consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                                                                                         FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	30-Sep-2013	30-Sep-2012
		(Restated)
Net revenue	$ 1,557,501	$ 3,182,782

Operating expenses
Cost of sales	1,373,155	2,789,735
Sales & marketing	21,399	27,950
General & administrative	145,862	167,326
Total operating expenses	1,540,416	2,985,011

Operating income	17,085	197,771

Other expenses
Interest income	3	45
Interest expense	(74,717)	(116,036)
Loss on extinguishment of debt	-	(224,000)
Total other expenses	(74,714)	(339,991)

Net loss from continuing operations before income taxes	(57,629)	(142,220)
Income tax expense (benefit) -continuing operation	(23,000)	31,000
Net loss from continuing operations	(34,629)	(173,220)

Discontinued operations:
Net Income from discontinued operation before taxes	141,239	109,125
Income tax expense -discontinued operation	56,000	44,000
Net Income from discontinued operation	85,239	65,125

Net income (loss)	$ 50,610	$ (108,095)

Basic and diluted net income (loss) per share (Continu ing operations)	$ (0.02)	$ (0.12)
Basic and diluted net income (loss) per share (Discontinued operations)	$ 0.06	$ 0.04
Basic and diluted net income (loss) per share	$ 0.04	$ (0.08)

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

See accompanying notes to the condensed
consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q

ITEM 1 - FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	30-Sep-2013	30-Sep-2012
		(Restated)
Cash flows from operating activities:
Net income (loss)	$ 50,610	$ (108,095)
Net income from discontinued operations	85,239	65,125
Net loss from continued operations	(34,629)	(173,220)
Adjustments to reconcile net loss to
net cash flows from operating activities-continuing operations:
Depreciation and amortization	27,360	16,747
Loss on extinguishment of debt	-	224,000
Deferred income taxes	33,000	82,000
Change in receivables	797,479	(164,074)
Change in inventories	552,693	992,945
Change in prepaids & other assets	(27,642)	(15,869)
Change in accounts payable and due to finance company	(732,950)	(412,963)
Change in deferred revenue	(343,350)	(433,355)
Change in accrued liabilities	148,907	(59,365)
Net cash flows from operating activities-continuing operations	420,868	56,846
Net cash flows from operating activities-discontinued operations	77,548	145,363
Net cash flows from operating activities	498,416	202,209

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,579)	(12,609)
Changes in restricted cash	(3)	48,834
Net cash flows from investing activities-continuing operations	(2,582)	36,225
Net cash flows from investing activities-discontinued operations	(219,748)	(58,317)
Net cash flows from investing activities	(222,330)	(22,092)

Cash flows from financing activities:
Increase (decrease) in line of credit	(471,360)	-
Principal payments on long-term debt	(86,904)	(62,878)
Funds received from discontinued operations	184,689	18,184
Net cash flows from financing activities-continuing operations	(373,575)	(44,694)
Net cash flows from financing activities-discontinued operations	79,566	-
Net cash flows from financing activities	(294,009)	(44,694)

Net change in cash	(17,923)	135,423
Less: Change in cash-discontinued operations	(62,634)	87,046
Net change in cash-continuing operations	44,711	48,377

Cash-continuing operations
Beginning of year	35,796	130,740
End of period	$ 80,507	$ 179,117

See accompanying notes to the condensed
consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q

ITEM 1 - FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.         BASIS OF PRESENTATION
The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Operating results for the three-month period ended September 30, 2013 may not necessarily be indicative of the results to be expected for any other interim period or for the full year
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include, but are not limited to, accounts receivable and inventory reserves, investments, depreciation, and accruals. Actual results could differ from those estimates
In December 23, 2013, the Company sold Lain and Son, Inc. and its subsidiaries ("Lain") located in Chicago, Illinois. The condensed consolidated financial statements reflect Lain as a discontinued operation in all periods presented (see Note 6).

2.        RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Prior to fiscal year 2013, the Company capitalized pre-production engineering and drafting costs, incurred in connection with fixed-price contracts, as inventory and capitalized similar costs to develop technical manuals as property and equipment. The costs capitalized as inventory were amortized based on the number of units remaining to be delivered compared to the total units per the contract, while the costs capitalized as property and equipment were depreciated over the estimated useful life of the technical manuals. Upon review of ASC 340-10-25 "Preproduction Costs Related to Long-Term Supply Arrangements", the Company concluded in fiscal 2013 that these costs should have been expensed as incurred to the extent they exceed amounts specifically reimbursable by the customer or otherwise relieved from inventory when such reimbursable amounts are billed to the customer.
 In both July 2010 and July 2012, the Company amended certain convertible debt agreements which extended the maturity of the debt and lowered the conversion price. The Company had originally incorrectly not recorded any loss associated with these amendments which essentially represented the incremental value conveyed by lowering the conversion price.
As a result, the Company has restated its Condensed Consolidated Financial Statements for the quarter ended September 30, 2012, including restating its accumulated deficit as of July 1, 2012 for the impact of the restatements for fiscal years 2012, 2011, 2010 and 2009. No relevant production costs were incurred prior to 2009.
The following tables present a summary of the effects of the restatements on the Company's Condensed Consolidated Financial Statements for the three months ended September 30, 2012.

	Consolidated Statement of Operations
	Previously
	Reported	Adjustments	Restated
Three Months Ended September 30, 2012
Continuing Operations:
Cost of sales	$ 2,821,573	$ (31,838)	$ 2,789,735
Operating income	165,933	31,838	197,771
Income (loss) before income taxes	49,942	(192,162)	(142,220)
Provision for income taxes	20,000	11,000	31,000
Net income (loss)	29,942	(203,162)	(173,220)
Net income (loss)	95,067	(203,162)	(108,095)

Basic income (loss) per share - continuing operations	$ 0.07	$ (0.19)	$ (0.12)
Diluted income (loss) per share - continuing operations	$ 0.01	$ (0.13)	$ (0.12)
Basic income (loss) per share	$ 0.07	$ (0.15)	$ (0.08)
Diluted income (loss) per share	$ 0.04	$ (0.12)	$ (0.08)

	Consolidated Statement of Cash Flows
	Previously
	Reported	Adjustments	Restated
Three Months Ended September 30, 2012
Continuing Operations:
Cash flows from operating activities	$ 62,826	$ (5,980)	$ 56,846
Cash flows from investing activities	30,245	5,980	36,225

3 .     EARNINGS PER COMMON SHARE

Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Accounting Standards Codification Topic 260 - Earnings per Share. Basic EPS is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive convertible debentures. The potentially dilutive common equivalent shares (1,600,000shares) arising from the conversion of convertible debentures are excluded from the calculations of the net loss per diluted share for all periods presented due to their anti-dilutive effect. The following table presents the computation of basic and diluted EPS:

	Three Months Ended
	30-Sep-2013	30-Sep-2012
		(Restated)

Net loss from continuing operations	(34,629)	(173,220)
Net Income from discontinued operation	85,239	65,125
Net income (loss)	$ 50,610	$ (108,095)

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

Basic and diluted net income (loss) per share (Continuing operations)	(0.02)	(0.12)
Basic and diluted net income (loss) per share (Discontinued operations)	0.06	0.04
Basic and diluted net income (loss) per share	0.04	(0.08)

4.     COMPREHENSIVE INCOME
The Company has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income (loss) for all periods.

5.      INVENTORIES
The table below summarizes information about reported components of inventory as of September 30, 2013 and June 30, 2013:
	30-Sep-2013	30-Jun -2013

Raw Material	1,666,460	1,730,189
Work In Process	643,023	1,131,987
Inventory	2,309,483	2,862,176

6 .        DISCONTINUED OPERATIONS

On December 11, 2013, the Company entered into a Stock Purchase Agreement (the "Agreement") with Robert C. Harvey, the Company's Chief Executive Officer and Chief Financial Officer and a director and the Chairman of the Board of Directors of the Company, pursuant to which the Company agreed to sell to Mr. Harvey the shares of common stock of Lain and Son, Inc. ("Lain"), a wholly-owned subsidiary of the Company. Lain and its subsidiaries own the assets used in the operations of the Company's cemetery business.
The purchase price payable to the Company under the Agreement was $2,060,000, consisting of (1) $1,500,000in cash, and (2) satisfaction of $560,000indebtedness owed by the Company to Mr. Harvey in the form of (i) $410,000principal amount of debentures and (ii) a short-term loan of $150,000.
The closing of the transactions contemplated by the Agreement (the "Transactions") was completed on December 23, 2013. Following completion of the Transactions, Mr. Harvey has continued in his role as the Company's Chief Executive Officer, Chief Financial Officer and the Chairman of the Board of Directors of the Company.
The assets and liabilities of the discontinued operations are presented separately in the accompanying condensed consolidated balance sheets at September 30, 2013 and June 30, 2013, and consist of the following:

	30-Sep-2013	30-Jun-2013
Current assets of discontinued operations:
Cash	$ 210,822	$ 273,456
Accounts receivable	344,648	364,911
Inventory	586,145	570,679
Prepaids and other	9,232	30,557
	1,150,847	1,239,603
Noncurrent assets of discontinued operations:
Property, plant & equipment, net	745,484	740,426
Trust investments	8,021,348	7,874,426
	8,766,832	8,614,852

Total Assets	9,917,679	9,854,455

Current liabilities of discontinued operations:
Accounts payable	141,968	144,214
Accrued expenses	235,733	198,912
Deferred Revenue	1,466,434	1,564,823
Current maturities of long-term debt	-	17,728
	1,844,135	1,925,677
Noncurrent liabilities and non-controlling interest of discontinued operations:
Noncontrolling interest in trust investments	8,021,348	7,874,426
Long-term debt, less current maturities	157,817	60,523
	8,179,165	7,934,949

Total liabilities	$ 10,023,300	$ 9,860,626

The following table illustrates the reporting of the discontinued operations on the face of the condensed consolidated statements of operations for the three months periods ended September 30, 2013 and 2012:

	30-Sep-2013	30-Sep-2012
Revenue	$ 979,801	$ 771,138

Operating expenses:
Cost of sales	623,692	478,900
Sales & marketing	62,386	55,569
General & administrative	164,329	130,664
Total operating expenses	850,407	665,133

Other income (expense)	11,845	3,120
Income before income taxes	$ 141,239	$ 109,125

7.         LINE OF CREDIT AND LONG-TERM DEBT

At September 30, 2013, the Company had a $550,000line of credit with its bank ($525,000outstanding at September 30, 2013 with interest at2% over the reference rate with a floor of7%) maturing January 31, 2014 and a second line of credit with the same bank under the Small Business Administration (SBA) Export Working Capital Program for $1,000,000($278,640outstanding at September 30, 2013 with interest at7%) subject to certain borrowing base limitations related to export transactions maturing May 2014. The $550,000bank line of credit was subsequently paid off when due and the $1,000,000line of credit was renewed in August 2014 and extended to August 2015.
The Company had $300,000in unsecured notes payable due to key officers/shareholders at September 30, 2013 and June 30, 2013, respectively. These notes are due on demand and bear interest at9%.

Long- Term Debt
Long-term debt consisted of the following:

	30-Sep-2013	30-Jun-2013
 Note payable — bank, payable in monthly installments of $ 6,672 including interest at 6.0%, with a balloon payment in January 2023. The note is secured by the first mortgage on property owned by Stinar, continuing commercial guarantees from both the Company and the chief executive officer/key stockholder and by the assignment of a life insurance policy on the chief executive officer/key stockholder.
	$ 905,578	$ 922,151
Note payable — SBA, payable in monthly installments of $ 20,503 including interest at the prime rate (as published by the Wall Street Journal) plus 1%, adjusted every calendar quarter ( 4.25 % at Sep 30 , 2013), maturing in May 2018. The note is secured by the assets of Stinar and the unconditional guarantee of the chief executive officer/key stockholder.	1,037,017	1,089,303
Note payable — SBA, payable in monthly installments of $ 5,107 , including interest and SBA fees for an interest rate of 4.1%, maturing March 2033. The note is secured by a second mortgage on property owned by Stinar and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	746,281	753,876
Note payable — bank, payable in monthly installments of $ 6,091 with interest at 2.75 % over the U.S Bancorp Prime Lending Rate ( 6.0 % at Sep 30 , 2013) through February 2016. The note is secured by the assets of Stinar, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	163,772	174,222
Long-term debt before debentures	2,852,648	2,939,552

Convertible subordinated debentures — unsecured with 9 % interest due quarterly, convertible into one common share for each $ 0.40 of principal, maturing on July 1, 2014. The debentures are issued to shareholders/officers of the Company ($ 560,000 ) and an outside investor ($ 80,000 ).	640,000	640,000

Subtotal	3,492,648	3,579,552
Less current maturities	974,837	315,361
	$ 2,517,811	$ 3,264,191

The Company's credit agreements with its bank contain certain annual covenants, which were not met at June 30, 2013, 2014 and 2015, but which were subsequently waived by the bank. The next covenant calculation date will be June 30, 2016.

8 .         RECENTLY ISSUED ACCOUNTING GUIDANCE

(a)	Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, "Revenue Recognition - Revenue from Contracts with Customers," which is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The standard is effective for interim and annual periods beginning after December 15, 2016, and either full retrospective adoption or modified retrospective adoption is permitted. In July 2015, the FASB approved a one year deferral of the effective date to provide adequate time to effectively implement the new revenue standard. The Company is evaluating the impact of this standard.

(b)	Going Concern

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements—Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This ASU requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The new guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

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
The Company disposed of its cemetery operations on December 23, 2013. The purchase price payable to the Company under the Agreement was $2,060,000, consisting of (1) $1,500,000 in cash, and (2) satisfaction of $560,000 indebtedness owed by the Company to Mr. Harvey in the form of (i) $410,000 principal amount of debentures and (ii) a short-term loan of $150,000. The Company has used the $1,500,000 of cash received from the disposal to reduce it indebtedness and to provide financing needed to maintain the Company's aviation ground support equipment segment and for corporate activities. Since the cemetery operations are considered discontinued, the following discussion relates to the Company's aviation ground support equipment segment and corporate activities.
During the three month period ended September 30, 2013, the Company recorded a net loss from continuing operations of $(34,629) compared to net loss from continuing operations of $(173,220) during the three month period ended September 30, 2012.
For the first three months of fiscal year 2014, the Company had an increase in cash and cash equivalents from continuing operations of $44,711. As of September 30, 2013, the Company held cash and cash equivalents from continuing operations of $80,507, compared to $179,117 for cash and cash equivalents from continuing operations as of September 30, 2012. The Company's net cash provided from continuing operations for the three month period ended September 30, 2013 was primarily due to the reduction of accounts receivable of $797,479 and inventory of $552,693. The Company used this net cash from continuing operations for the three month period ended September 30, 2013 to reduce accounts payable and due to finance company by $732,950 and deferred revenue by $343,350.
Cash flow from continuing operations used in investing activities was $2,582 during the first three months of fiscal year 2014 and was primarily used for the purchase of property and equipment, compared to $36,225 provided from investing activities in the first three months of fiscal year 2013. Net cash from continuing operations used to pay down long-term debt for financing activities was $558,264 during the first three months of fiscal year 2014, and was used to pay down the line of credit and long-term debt, compared to $62,878 used in the first quarter of prior fiscal year 2013. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.
The Company had negative working capital from continuing operations of $227,837 at September 30, 2013, a decrease of $571,539 since June 30, 2013 due primarily to reductions in accounts receivable, inventory, accounts payable and deferred revenues, net of $640,000 debentures becoming current liabilities. At September 30, 2013, current assets from continuing operations amounted to $3,562,522 and current liabilities from continuing operations were $3,790,359, resulting in a negative current ratio of .94 to 1.0, compared to 1.08 to 1.0 at June 30, 2013. Long-term debt from continuing operations was $2,517,811 at September 30, 2013 compared to $3,264,191 at June 30, 2013. $640,000 in debentures was reclassified as current liabilities in the first quarter fiscal year 2014. Stockholders' equity was a negative $1,565,390 at September 30, 2013 compared to a negative $1,616,000 at June 30, 2013. The Company's present working capital must continue to improve in order for it to meet current operating needs.
Capital expenditures for continuing operation for the first three months of fiscal year 2014 were $2,579, compared with capital expenditures of $12,609 during the same period in fiscal year 2013. The Company anticipates that it will spend approximately $25,000 on capital expenditures during the final three quarters of fiscal year 2014 for equipment and building improvements for aviation ground support operations. The Company plans to finance these capital expenditures primarily through operating cash flows as sales continue to improve in the aviation segment.
The Company has two lines of credit facilities. As of September 30, 2013, the Company had $1,174,600 of aggregate borrowing capacity of which $803,640 was outstanding, leaving available credit of $370,960.
As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operating needs.

INFLATION
Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2013, inflation did not have a significant effect on the Company's results in the first three months of fiscal year 2014.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL YEAR 2014 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2013

Revenue decreased $1,625,281 to $1,557,501, or 51.1%, in the first quarter of fiscal year 2014 in comparison to the prior year's comparable period. The decrease was primarily due to not having any U.S. Government contracts for stairs, high lifts and lavatory equipment because of the budget cuts. The new contracts were with Turkey and lavatory carts within the United States.
Gross profit margin in the first quarter of fiscal year 2014 was the same compared to first quarter of fiscal year 2013 at around 12%.
Sales and marketing as a percentage of sales increased .5% of net revenues for the comparable period. The decrease of $6,551 in the first quarter of fiscal year 2014, compared to the corresponding period in fiscal year 2013, was primarily due to lower salary expense.
General and administrative expenses in the first quarter of fiscal year 2014 decreased $21,464, or 13%, in comparison to the first quarter of fiscal year 2013. The decrease was primarily due to having one less full time employee reducing costs by $12,357, and incurring fewer penalties with U.S. Government reducing costs by $11,100.
Interest expense in the first quarter of fiscal year 2014 was $74,717, a decrease of $41,319, or 35.6%, in comparison to the first quarter of fiscal year 2013. The decrease was due to lower debt balances.
Interest income in the first quarter of fiscal year 2014 is immaterial.
OFF-BALANCE SHEET ARRANGEMENTS
The Company has no off-balance sheet arrangements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.
ITEM 4.       CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(a) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2013, we implemented our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Due to the limited number of Company personnel, a lack of segregation of duties exists. An essential part of internal control is for certain procedures to be properly segregated and the results of their performance to be adequately reviewed.
Due to weaknesses in the Company's financial reporting controls specifically relating to inventory, management believes there is more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected, as happened with our 2009 — 2012 annual financial statements.
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
Due to the lack of expertise and personnel for financial reporting, the Company was not able to file required financial reports on time.
As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) REMEDIATION ACTIONS

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2013. We implemented the following remediation actions during the three months ended September 30, 2013:
Segregation of duties

·         Engaged a third party specialist for advice and consultation

·         Provided training and education to different accounting functions

·         Established review controls

Financial reporting control

·         Provided training for calculating the cost of raw material, work in progress, and finished goods.

·         Completed review of the Company's critical accounting and internal control policies with third party advisors that are knowledgeable regarding GAAP and internal controls

·         Provided training and education relating to accounting for modifications and extinguishments

·         Hired third party advisors to assist in preparing consolidated financial statements

In addition to the above steps, management intends to continue its remediation efforts by:

·         Provide ongoing training and education relating to GAAP around complex and non-routine transactions specifically identified through regular review of emerging issues and Company business activities

·         Completing our review with the assistance of a third party advisor of the Company’s financial reporting controls and implementing recommended control procedures to strengthen the Company’s control procedures in areas which involve significant judgements and estimates, which involve application of complex accounting methods under GAAP, or which could have a material impact on the accuracy of our financial statements.

We are committed to a strong internal control environment, and believe that, when fully implemented, the remediation actions described above will represent significant improvements in the Company's accounting and financial reporting functions. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate these material weaknesses during the balance of 2015. We will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.       MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.       OTHER INFORMATION

Not applicable.

ITEM 6.       EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2014:

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

Date: August 5, 2015

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
32       Section 1350 Certifications                                                                                               (filed electronically)
100      XBRL-Related Documents                                                                                              (filed electronically)

EXHIBIT 31

RULE 13a-14(a)/15d-14(a) CERTIFICATIONS
 I, Robert C. Harvey, certify that:

1.I have reviewed this quarterly report on Form 10-Q of Oakridge Holdings, Inc.;

2.Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the  period covered by this report;

3.Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have

a)designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions)

a)all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:    August 5, 2015

/s/ Robert C. Harvey

Robert C. Harvey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer and
Chairman of the Board of Directors

EXHIBIT 32

SECTION 1350 Certifications

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of Oakridge Holdings, Inc.

Date:    August 5, 2015

/s/ Robert C. Harvey

Robert C. Harvey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer and
Chairman of the Board of Directors