Form 10-Q
period 2013-12-31
OAKRIDGE HOLDINGS INC
filed 2015-08-25
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                   (Mark One)

[X]         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 o, f this chapter) during the preceding 12 months (or for such a shorter period that the registrant was required to submit and post such files.)
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
Non-accelerated filer ___             Smaller reporting Company    X
(Do not check if a smaller reporting company)

APPLICATION ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The number of shares outstanding of Registrant's Common Stock on August 24, 2015, was 1,431,503.

OAKRIDGE HOLDINGS, INC.

FORM 10-Q

For the quarter ended December 31, 2013
TABLE OF CONTENTS
PART I.          Financial Information

ITEM 1.           Unaudited Condensed Consolidated Financial Statements:
 (a) Condensed Consolidated Balance Sheets as of December 31, 2013 and June 30, 2013
 (b) Condensed Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012 and six months ended December 31, 2013 and 2012
 (c) Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2013 and 2012
 (d) Notes to Condensed Consolidated Financial Statements
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
ITEM 5.           Other Information
ITEM 6.           Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                                                                                            FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS	December 31, 2013	June 30, 2013
Current assets
Cash	$ 1,019,436	$ 35,796
Restricted cash	38,110	38,099
Trade accounts receivable, net	621,309	1,626,897
Inventories	2,517,089	2,862,176
Other current assets	83,175	42,370
Deferred income taxes	93,930	268,000
Current assets of discontinued operations	-	1,239,603
Total current assets	4,373,049	6,112,941

Property, p lant & e quipment
Property, plant & equipment at cost	3,095,254	3,089,391
Less Accumulated depreciation	(1,910,294)	(1,860,694)
Total property, plant & equipment	1,184,960	1,228,697

Other assets
Deferred financing costs	66,718	74,329
Other	7,634	7,634
Noncurrent assets of discontinued operations	-	8,614,852
Total other assets	74,352	8,696,815

Total Assets	$ 5,632,361	$ 16,038,453

 See accompanying notes to the condensed
consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                                             FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	December 31, 2013	June 30, 2013
Current l iabilities
Line of credit - bank	$ 502,210	$ 1,275,000
Short term notes payable - others	-	300,000
Trade accounts payable	768,754	864,847
Due to finance company	112,117	711,577
Accrued liabilities	285,304	719,501
Current maturities of long-term debt	500,093	315,361
Deferred revenue	38,554	343,350
Current liabilities of discontinued operations	-	1,925,677
Total current liabilities	2,207,032	6,455,313

Long-term liabilities
Long term debt less current portion	2,504,882	3,264,191
Non-current liabilities and non-controlling interest of discontinued operations	-	7,934,949
Total l ong-term liabilities and non-controlling interest	2,504,882	11,199,140

Total liabilities	4,711,914	17,654,453

Stockholders' equity ( deficit )
Common stock	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(1,680,679)	(4,217,126)
Total stockholders' equity ( deficit )	920,447	(1,616,000)

Total liabilities and stockholders' equity (deficit)	$ 5,632,361	$ 16,038,453

  See accompanying notes to the condensed
consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                                                                       FORM 10-Q

ITEM 1 — FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31, 2013	December 31, 2012
		(Restated)
Net revenue	$ 1,124,771	$ 2,411,136

Operating expenses
Cost of sales	917,630	2,019,728
Sales & marketing	49,731	21,835
General & administrative	184,757	147,521
Total operating expenses	1,152,118	2,189,084

Operating income (loss)	(27,347)	222,052

Other income (expense)
Interest income	78	9
Interest expense	(55,945)	(102,675)
Debt forgiveness	440,000	-
Total other income (expense)	384,133	(102,666)

Net income from continuing operations before income taxes	356,786	119,386
Income tax expense (benefit)	(21,000)	37,000
Net income from continuing operations	377,786	82,386

Discontinued operations:
Net income from discontinued operation s before taxes	95,380	90,779
Income tax expense	(47,106)	(36,000)
Gain on disposal of discontinued operations, net of income taxes of $114,964	2,059,777	-
Net income from discontinued operation s	2,108,051	54,779

Net income	$ 2,485,837	$ 137,165

Basic net income per share (Continuing operations)	$ 0.26	$ 0.06
Basic net income per share (Discontinued operations)	$ 1.47	$ 0.04
Basic net income per share	$ 1.73	$ 0.10

Diluted net income per share (Continuing operations)	$ 0.13	$ 0.03
Diluted net income per share (Discontinued operations)	$ 0.73	$ 0.02
Diluted net income per share	$ 0.86	$ 0.05

Weighted -average common shares used in the computation of earnings per share:
Basic	1,431,503	1,431,503
Diluted	2,890,844	3,031,503

See accompanying notes to the
condensed consolidated financial statements.

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended
	December 31, 2013	December 31, 2012
		(Restated)
Net revenue	$ 2,682,272	$ 5,593,918

Operating expenses
Cost of sales	2,290,785	4,809,463
Sales & marketing	71,130	49,785
General & administrative	330,619	314,847
Total operating expenses	2,692,534	5,174,095

Operating income (loss)	(10,262)	419,823

Other income (expense)
Interest income	81	54
Interest expense	(130,662)	(218,711)
Debt forgiveness	440,000	-
Loss on extinguishment of debt	-	(224,000)
Total other income (expense)	309,419	(442,657)

Net income (loss) from continuing operations before income taxes	299,157	(22,834)
Income tax expense (benefit)	(44,000)	68,000
Net income (loss) from continuing operations	343,157	(90,834)

Discontinued operations:
Net i ncome from discontinued operation s before taxes	236,619	199,904
Income tax expense	103,106	80,000
Gain on disposal of discontinued operations, net of income taxes of $114,964	2,059,777	-
Net i ncome from discontinued operations	2,193,290	119,904

Net income	$ 2,536,447	$ 29,070

Basic net income (loss) per share (Continuing operations)	$ 0.24	$ (0.06)
Basic net income per share (Discontinued operations)	$ 1.53	$ 0.08
Basic net income per share	$ 1.77	$ 0.02

Diluted net income (loss) per share (Continuing operations)	$ 0.12	$ (0.06)
Diluted net income per share (Discontinued operations)	$ 0.74	$ 0.08
Diluted net income per share	$ 0.86	$ 0.02

Weighted -average common shares used in the computation of earning s per share
Basic	1,431,503	1,431,503
Diluted	2,961,173	1,431,503

See accompanying notes to the
condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                           FORM 10-Q

ITEM 1 — FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	December 31, 2013	December 31, 2012
		(Restated)
Cash flows from operating activities:
Net income	$ 2,536,447	$ 29,070
Net income from discontinued operations	2,193,290	119,904
Net income (loss) from continuing operations	343,157	(90,834)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities-continuing operations:
Depreciation and amortization	57,211	33,495
Debt forgiveness	(440,000)	-
Loss on extinguishment of debt	-	224,000
Deferred income taxes	174,070	155,000
Change in receivables	1,005,588	(458,974)
Change in inventories	345,087	1,488,722
Change in prepaids & other assets	(40,805)	(31,197)
Change in accounts payable and due to finance company	(695,553)	(769,968)
Change in deferred revenue	(304,796)	(410,075)
Change in accrued liabilities	5,803	(41,981)
Net cash flows from operating activities-continuing operations	449,762	98,188
Net cash flows from operating activities-discontinued operations	(33,028)	167,822
Net cash flows from operating activities	416,734	266,010

Cash flows from investing activities:
Purchases of property and equipment	(5,863)	(37,108)
Changes in restricted cash	(11)	48,825
Proceeds from sale of discontinued operations	1,500,000	-
Net cash flows from investing activities-continuing operations	1,494,126	11,717
Net cash flows from investing activities-discontinued operations	(162,177)	(310,953)
Net cash flows from investing activities	1,331,949	(299,236)

Cash flows from financing activities:
Net payments on lines of credit	(772,790)	(200,000)
Principal payments on short-term notes payable	(150,000)	-
Funds from discontinued operations	127,119	222,476
Principal payments on long-term debt	(164,577)	(127,020)
Net cash flows from financing activities-continuing operations	(960,248)	(104,544)
Net cash flows from financing activities-discontinued operations	(78,251)	27,735
Net cash flows from financing activities	(1,038,499)	(76,809)

Net change in cash	710,184	(110,035)
Less: Change in cash-discontinued operations	(273,456)	(115,396)
Net change in cash-continuing operations	983,640	5,361

Cash-continuing operations
Beginning of year	35,796	130,740
End of period	$ 1,019,436	$ 136,101

See accompanying notes to the condensed
consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q

ITEM 1 — FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Operating results for the six-month period ended December 31, 2013 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include but are not limited to accounts receivable and inventory reserves, investments, depreciation and accruals. Actual results could differ from those estimates.

On December 23, 2013, the Company sold Lain and Son, Inc. and its subsidiaries ("Lain") located in Chicago, Illinois. The condensed consolidated financial statements reflect Lain as discontinued operations in all periods presented (see Note 6).

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

As a result, the Company has restated its Condensed Financial Statements for the quarter ended December 31, 2012, including restating its accumulated deficit as of July 1, 2012 for the impact of the restatements for fiscal years 2012, 2011, 2010 and 2009. No relevant production costs were incurred prior to 2009.

The following tables present a summary of the effects of the restatements on the Company's Condensed Financial Statements for both the three and six month periods ended December 31, 2012.

	Consolidated Statement of Operations
	Previously
	Reported	Adjustments	Restated
Three Months Ended December 31, 2012
Continuing Operations:
Cost of sales	$ 2,207,969	$ (188,241)	$ 2,019,728
Operating Income	33,811	188,241	222,052
Income (loss) before income taxes	(68,855)	188,241	119,386
Provision (benefit) for income taxes	(28,000)	65,000	37,000
Net income (loss)	(40,855)	123,241	82,386
Net income	13,924	123,241	137,165

Basic income (loss) per share - continuing operations	$ (0.03)	$ 0.09	$ 0.06
Diluted income (loss) per share - continuing operations	$ (0.03)	$ 0.06	$ 0.03
Basic income per share	$ 0.01	$ 0.09	$ 0.10
Diluted income per share	$ 0.01	$ 0.04	$ 0.05

	Consolidated Statement of Operations
	Previously
	Reported	Adjustments	Restated
Six Months Ended December 31, 2012
Continuing Operations:
Cost of sales	$ 5,029,542	$ (220,079)	$ 4,809,463
Operating income	199,744	220,079	419,823
Loss before income taxes	(18,913)	(3,921)	(22,834)
Provision (benefit) for income taxes	(8,000)	76,000	68,000
Net loss	(10,913)	(79,921)	(90,834)
Net income	108,991	(79,921)	29,070

Basic and diluted loss per share - continuing operations	$ (0.01)	$ (0.05)	$ (0.06)
Basic and diluted income per share	$ 0.08	$ (0.06)	$ 0.02

	Consolidated Statement of Cash Flows
	Previously
	Reported	Adjustments	Restated
Six Months Ended December 31, 2012
Continuing Operations:
Cash flows from operating activities	$ 110,181	$ (11,993)	$ 98,188
Cash flows from investing activities	(276)	11,993	11,717

3.      EARNINGS PER COMMON SHARE
Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Accounting Standards Codification Topic 260 — Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive and convertible debentures. The following table presents the computation of basic and diluted EPS for three and six months ended December 31, 2013 and 2012:

	Three Months Ended
	December 31, 2013	December 31, 2012
		(Restated)

Net income from continuing operations	377,786	82,386
Net Income from discontinued operations	2,108,051	54,779
Net income	$ 2,485,837	$ 137,165

Weighted -average common shares used in the computation of basic earnings per share	1,431,503	1,431,503
Additional common shares to be issued assuming conversion of convertible debentures	1,459,341	1,600,000
Weighted -average common shares used in the computation of diluted earnings per share	2,890,844	3,031,503
Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period, net of taxes	7,880	8,640

Basic net income per share (Continuing operations)	$ 0.26	$ 0.06
Basic net income per share (Discontinued operations)	$ 1.47	$ 0.04
Basic net income per share	$ 1.74	$ 0.10

Diluted net income per share (Continuing operations)	$ 0.13	$ 0.03
Diluted net income per share (Discontinued operations)	$ 0.73	$ 0.02
Diluted net income per share	$ 0.86	$ 0.05

	Six Months Ended
	December 31, 2013	December 31, 2012
		(Restated)

Net income (loss) from continuing operations	343,157	(90,834)
Net Income from discontinued operation	2,193,290	119,904
Net income	$ 2,536,447	$ 29,070

Weighted -average common shares used in the computation of basic earnings per share	1,431,503	1,431,503
Additional common shares to be issued assuming conversion of convertible debentures	1,529,670	1,600,000
Weighted -average common shares used in the computation of diluted earnings per share	2,961,173	3,031,503
Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period, net of taxes	16,520	17,280

Basic net income per share (Continuing operations)	$ 0.24	$ (0.06)
Basic net income per share (Discontinued operations)	$ 1.53	$ 0.08
Basic net income per share	$ 1.77	$ 0.02

Diluted net income per share (Continuing operations)	$ 0.12	$ (0.06)
Diluted net income per share (Discontinued operations)	$ 0.74	$ 0.08
Diluted net income per share	$ 0.86	$ 0.02

(a)     As a result of the loss from continuing operations during the six months ended December 31, 2012, the effect of the convertible debentures on earnings per share would be anti-dilutive. As such, they were excluded from the diluted earnings per share calculation.

4 .           COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income (loss) is the same as net income (loss) for all periods.

5.          INVENTORIES

The table below summarizes information about reported components of inventory as of December 31, 2013 and June 30, 2013:

	December 31, 2013	June 30, 2013

Raw Material	1,777,006	1,730,189
Work In Process	740,083	1,131,987
Inventory	2,517,089	2,862,176

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

The purchase price payable to the Company under the Agreement was $ 2,060,000 , consisting of (1) $ 1,500,000 in cash, and (2) satisfaction of $ 560,000 indebtedness owed by the Company to Mr. Harvey in the form of (i) $ 410,000 principal amount of debentures and (ii) a short-term loan of $ 150,000 .

The closing of the transactions contemplated by the Agreement (the "Transactions") was completed on December 23, 2013. Following completion of the Transactions, Mr. Harvey has continued in his role as the Company's Chief Executive Officer, Chief Financial Officer and the Chairman of the Board of Directors of the Company.

The assets and liabilities of the discontinued operations are presented separately in the accompanying condensed consolidated balance sheet at June 30, 2013, and consist of the following:

		June 30, 2013
Current assets of discontinued operations:
Cash		$ 273,456
Accounts receivable		364,911
Inventory		570,679
Prepaids and other		30,557
		1,239,603
Noncurrent assets of discontinued operations:
Property, plant & equipment, net		740,426
Trust investments		7,874,426
		8,614,852

Total Assets		9,854,455

Current liabilities of discontinued operations:
Accounts payable		144,214
Accrued expenses		198,912
Deferred revenue		1,564,823
Current maturities of long-term debt		17,728
		1,925,677
Noncurrent liabilities and non-controlling interest of discontinued operations:
Noncontrolling interest in trust investments		7,874,426
Long-term debt, less current maturities		60,523
		7,934,949

Total liabilities		$ 9,860,626

The following table illustrates the reporting of the discontinued operations on the face of the condensed consolidated statements of operations for the three and six months periods ended December 31, 2013 and 2012:

	Three months Ended
	December 31, 2013	December 31, 2012

Revenue	$ 751,147	$ 904,258
Operating expenses:
Cost of sales	471,906	573,834
Sales & marketing	55,956	67,290
General & administrative	132,388	176,184
	660,250	817,308

Other income	4,483	3,829
Income before income taxes	95,380	90,779
Income tax expense	47,106	36,000
Gain on disposal of discontinued operations, net of income taxes of $ 114,964	2,059,777	-
Net income from discontinued operations	$ 2,108,051	$ 54,779

	Six months Ended
	December 31, 2013	December 31, 2012

Revenue	$ 1,730,948	$ 1,675,396
Operating expenses:
Cost of sales	1,095,598	1,052,734
Sales & marketing	118,342	122,859
General & administrative	296,717	306,848
	1,510,657	1,482,441

Other income	16,328	6,949
Income before income taxes	236,619	199,904
Income tax expense	103,106	80,000
Gain on disposal of discontinued operations, net of income taxes of $ 114,964	2,059,777	-
Net income from discontinued operations	$ 2,193,290	$ 119,904

7.          LINE OF CREDIT AND LONG-TERM DEBT

At December 31, 2013, a line of credit with Signature Bank under the Small Business Administration (SBA) Export Working Capital Program for $ 1,000,000 ($ 502,210 outstanding at December 31, 2013 with interest at 2 % over the reference rate with a floor of 7%) subject to certain borrowing base limitations related to export transactions maturing May 2014 was subsequently renewed and extended to August 2015. A second line of credit with the same bank for $ 550,000 was paid off in December 2013.

The Company paid off $ 150,000 in unsecured notes payable due to a key officer/shareholder and applied another $ 150,000 in unsecured notes payable due the Company's Chief Executive Officer and Chief Financial Officer to the amounts owed the Company in connection with the sale of Lain (see Note 6) in December 2013.

Long- Term Debt

Long-term debt consisted of the following:

	December 31, 2013	June 30, 2013
 Note payable — bank, payable in monthly installments of $ 6,672 including interest at 6.0%, with a balloon payment in January 2023. The note is secured by the first mortgage on property owned by the Company, continuing commercial guarantees from both the Company and the Chief Executive Officer/key stockholder and by the assignment of a life insurance policy on the chief executive officer/key stockholder.
	$ 899,275	$ 922,151
Note payable — SBA, payable in monthly installments of $ 20,503 including interest at the prime rate (as published by the Wall Street Journal) plus 1%, adjusted every calendar quarter ( 4.25 % at December 31, 2013), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the Chief Executive Officer /key stockholder.	989,154	1,089,303
Note payable — SBA, payable in monthly installments of $ 5,107 , including interest and SBA fees for an interest rate of 4.1%, maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the Chief Executive Officer /key stockholder.	738,644	753,876
Note payable — bank, payable in monthly installments of $ 6,091 with interest at 2.75 % over the U.S Bancorp Prime Lending Rate ( 6.0 % at December 31, 2013) through February 2016. The note is secured by the assets of the Company, the unconditional guarantee of the Chief Executive Officer /key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	147,902	174,222
Long-term debt before debentures	2,774,975	2,939,552

Convertible subordinated debentures — unsecured with 9 % interest due quarterly, convertible into one common share for each $ 0.40 of principal, maturing on July 1, 2014. At December 31, 2013, the debentures were issued to a shareholder/officer of the Company ($ 150,000 ) and an outside investor ($ 80,000 ). During December 2013, $ 410,000 of the debentures issued to the Company's Chief Executive Officer and Chief Financial Officer were applied to amounts owed the Company in connection with the sale of Lain (see Note 6).	230,000	640,000

Subtotal	3,004,975	3,579,552
Less current maturities	500,093	315,361
	$ 2,504,882	$ 3,264,191

The Company's credit agreements with its bank contain certain annual covenants, which were not met at June 30, 2013, 2014 and 2015, but which were subsequently waived by the bank. The next covenant calculation date will be June 30, 2016.

8.        RELATED PARTY TRANSACTIONS

During December 2013, the Company's Chief Executive Officer and Chief Financial Officer forgave $ 440,000 of accrued salary due him for services rendered. As a result, the Company has recorded income from debt forgiveness of $ 440,000 in Other income (expense) in the Company's condensed consolidated statement of operations.

9 .         RECENTLY ISSUED ACCOUNTING GUIDANCE

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

For the first six months of fiscal year 2014, the Company had an increase in cash from continuing operations of $983,640 compared to a cash increase in the same period in fiscal year 2013 of $5,361. As of December 31, 2013, the Company had no cash equivalents. During the six month period ended December 31, 2013, the Company recorded net income from continuing operations after taxes of $343,157. The Company's net cash provided from continuing operating activities was $449,762 in the first six months of fiscal year 2014 compared to net cash provided from continuing operating activities of $98,188 in the same period in fiscal year 2013. During the first six months of fiscal 2014 the increase provided from continuing operating activities was primarily due to collections of accounts receivable, net income, and reductions in inventories, partially offset by reductions in accounts payable, due to finance company and deferred revenue. During the first six months of fiscal 2014, cash provided by continuing investing activities was $1,494,126 primarily due to the sale of Lain and Son, Inc. During the first six months of fiscal 2014, net cash used for continuing financing activities was $960,248 primarily due to repayments on the line of credit, long-term debt to banks and short-term debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $2,166,017 at December 31, 2013, an increase of $2,508,389 from June 30, 2013. The increase in working capital was primarily due to the increase in cash from collection of accounts receivable, the sale of the cemetery business, and decreases in bank debt, debentures and short-term debt of the Company. Current assets amounted to $4,373,049 and current liabilities were $2,207,032, resulting in a current ratio of 1.98 to 1 at December 31, 2013. Long-term debt was $2,504,882 and equity was $920,447 at December 31, 2013.

Capital expenditures for continuing operations for the first six months of fiscal year 2014 were $5,863 compared with $37,108 for the same period in fiscal year 2013. The Company spent approximately $10,000 on capital expenditures during the final two quarters of fiscal year 2014 for manufacturing tools for aviation ground support operations. The Company financed these capital expenditures primarily through cash flows provided by operations.

As of December 31, 2013, the Company has one line of credit facility of $1,000,000 of aggregate borrowing capacity, of which $502,210 was outstanding.

INFLATION

Because of the relatively low levels of inflation experienced during the first half of this fiscal year, and as of December 31, 2013, inflation did not have a significant effect on the Company's results in the first six months of fiscal year 2014.

RESULTS OF CONTINUING OPERATIONS

FIRS T SIX MONTHS OF FISCAL YEAR 2014

COMPARED WITH FIRS T SIX MONTHS OF FI SCAL YEAR 2013

Revenue for the six months ended December 31, 2013 was $2,682,272, a decrease of $2,911,646, or 52%, when compared to the six months ended December 31, 2012. The decrease was primarily due to a decrease of $3.5 million, or 90%, in United States government contracts and GSA contracts, in which Stinar is the subcontractor. International sales increased $675,000, or 277%, and commercial orders remained constant in comparison to fiscal year 2013. In addition, we manufactured more non-chassis pieces (60) of equipment in fiscal year 2014 in comparison to (30) in fiscal year 2013.

Cost of sales as a percentage of sales for the six months ended December 31, 2013 was 85.4% compared to 85.9% for the six months ended December 31, 2012. This 0.5% improvement in cost of sales, as percentage of sales, was primarily due to product mix.

Selling expenses for the six months ended December 31, 2013 were $71,130, an increase of $21,345, or 42.9%, when compared to the six months ended December 31, 2012. The increase was primarily due to sales commissions paid to international agents due to the increase in international sales.

General and administrative expenses for the six months ended December 31, 2013, were $330,619, an increase of $15,772, or 5%, when compared to six months ended December 31, 2012. The increase was primarily due to an increase in outside accounting services.

Other income (expense), which consists of interest expenses, interest income and gains and losses from certain debt transactions, for the six months ended December 31, 2013, was a combined income of $309,419 compared to a combined expense of $442,657 for the six months ended December 31, 2012. The $752,076 increase in income was primarily due to less debt due to the bank and financing company decreasing interest expense by $88,049, a $440,000 gain recorded in the six months ended December 31, 2013 relating to debt forgiveness of certain amounts due the Company's President and CEO for accrued salary and a $224,000 loss on debt extinguishment recorded in the six months ended December 31, 2012 as a result of amendments to the Company's convertible debentures.

RESULTS OF CONTINUING OPERATIONS

THRE E MONT HS ENDED DECEMBER 31, 2013

COMPARED WITH THRE E MONTHS ENDED DECEMBER 31, 2012

 Revenues for the three months ended December 31, 2013 were $1,124,771, a decrease of $1,286,365 or 53.4%, when compared to the three months ended December 31, 2012. The decrease in revenue was primarily due to decreased government sales.

Cost of sales as a percentage of sales for the three months ended December 31, 2014 was 81.6% compared to 83.8% the three months ended December 31, 2012. This 2.2% improvement in cost of sales as percentage of sales was primarily due to product mix and lower reliance on government contracts and GSA contracts.

Selling expenses for the three months ended December 31, 2013 were $49,731, an increase of $27,896, or 127%, when compared to the three months ended December 31, 2012. The increase is due to commissions paid to international sales agents.

General and administrative expenses for the three months ended December 31, 2013 were $184,757, an increase of $37,236, or 25.2%, when compared to the three months ended December 31, 2012. The difference is primarily due to increased outside accounting expenses.

Other income (expense), which consists of interest expenses, interest income and gains and losses from certain debt transactions, for the three months ended December 31, 2013, was a combined income of $384,133 compared to a combined expense of $102,666 for the three months ended December 31, 2012. The $486,799 increase in income was primarily due to less debt due to the bank and financing company decreasing interest expense by $46,730, a $440,000 gain recorded in the three months ended December 31, 2013 relating to debt forgiveness of certain amounts due the Company's President and CEO for accrued salary and a $224,000 loss on debt extinguishment recorded in the three months ended December 31, 2012 as a result of amendments to the Company's convertible debentures.

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

(a)      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the six months ended December 31, 2013, we implemented our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the six months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)      Remediation Actions

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2013. We implemented the following remediation actions during the six months ended December 31, 2013:

Segregation of duties

  Engaged a third party specialist for advice and consultation
  Provided training and education to different accounting functions
  Established review controls

Financial reporting control

  Provided training for calculating the cost of raw material, work in progress, and finished goods.
  Completed review of the Company's critical accounting and internal control policies with third party advisors that are knowledgeable regarding GAAP and internal controls
  Provided training and education relating to accounting for modifications and extinguishments
  Hired third party advisors to assist in preparing consolidated financial statements

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

 ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 .      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5 .      OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

The owners of 1,072,007 shares of common stock, or 75% of shares outstanding, were represented at the annual meeting of shareholders on December 27, 2013 at Faegre Baker Daniels LLP, 2200 Wells Fargo Center, 90 South Seventh Street, Minneapolis, Minnesota.

Elected as directors of the Company, each receiving a minimum of 286,301 votes was:

546,485            Robert C. HarveY

546,485            Robert B. Gregor

546,485            Lester Lind

546,485            Pamela Whitney

546,485            Stewart Levin

In addition, the shareholders ratified the appointment of BDO USA LLP as the independent auditors of the Company for fiscal year 2013. The vote was 546,485 in favor; and 525,522 abstaining.

  Changes in Registrant's Certifying Accountant

On February 4, 2014, Oakridge Holdings, Inc. (the "Company") dismissed BDO USA, LLP ("BDO") as the Company's independent registered public accounting firm. The Company appointed BDO to replace Moquist Thorvilson Kauffmann LLC as the Company's independent registered public accounting firm on August 6, 2013, which appointment was reported on the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission ("SEC") on August 8, 2013. BDO audited the Company's financial statements for the year ended June 30, 2013 ("Fiscal 2013").

The report of the Company's independent registered public accounting firm for the Company's two most recent fiscal years, including BDO's report for Fiscal 2013, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss BDO was approved by the Company's Audit Committee. During the Company's two most recent fiscal years and the subsequent interim period preceding BDO's dismissal, there were: (i)no "disagreements" (within the meaning of Item 304(a) of Regulation S-K)between the Company and its independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii)except as noted below, no "reportable events" (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).

In connection with its audit of the Company's financial statements for Fiscal 2013 and the Company's fiscal year ended June 30, 2012, the Company's independent registered public accounting firms reported the existence of material weaknesses in the Company's internal control over financial reporting to the audit committee of the Company. These material weaknesses and remediation were mentioned in detail in Part I, Item 4 of this Quarterly Report.

On February 27, 2014, with the approval of its Audit Committee, the Company appointed Olsen Thielen & Co., Ltd. as its independent registered public accounting firm.

I TEM 6 .     EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2013:

1.1          Form of 9.00% Convertible Subordinated Debenture due July 1, 2014 (1)

3(i)         Amended and Restated Articles of Incorporation, as amended (2)

3(ii)        Amended and Superseding By-Laws of the Company, as amended (2)

31           Rule 13a-14(a)/15d-14(a) Certifications

32           Section 1350 Certifications

(1)         Incorporated by reference to the like numbered Exhibit to the Company’s current report on Form 8-K filed with the Commission on July 1, 2010.

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

Date: August 24, 2015

INDEX TO EXHIBITS

DESCRIPTION                                                                                                                                          METHOD OF FILING

1.1      Form of 9.00% Convertible Subordinated Debenture due July 1, 2014                                     (incorporated by reference)

3(i)     Amended and Restated Articles of Incorporation of the Company                                          (incorporated by reference)

3(ii)    Amended and Superseding By-Laws of the Company as amended                                          (incorporated by reference)

31       Rule 13a-14(a)/15d-14(a) Certifications                                                                                          (filed electronically)
32       Section 1350 Certifications                                                                                                              (filed electronically)

EXHIBIT 31

RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I,  Robert C. Harvey, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Oakridge Holdings, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:

a)   designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)   disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5.     I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:     August 24, 2015

/s/Robert Harvey

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

Dated:   August 24, 2015

By/s/     Robert C. Harvey

Robert C. Harvey

President, Chief Executive Officer,

Chief Financial Officer, Principal Accounting Officer

and Chairman of the Board of Directors