Form 10-Q
period 2014-03-31
OAKRIDGE HOLDINGS INC
filed 2015-10-27
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR
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
Non-accelerated filer                      Smaller reporting Company    X
(Do not check if a smaller reporting company)
APPLICATION ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The number of shares outstanding of Registrant's Common Stock on October 27, 2015, was 1,431,503.

OAKRIDGE HOLDINGS, INC.

FORM 10-Q

For the quarter ended March 31, 2014

TABLE OF CONTENTS

PART I.       Financial Information

ITEM 1.       Unaudited Condensed Consolidated Financial Statements:

           (a) Condensed Consolidated Balance Sheets as of March 31, 2014 and June 30, 2013

           (b) Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 and nine months ended March 31, 2014 and 2013

           (c) Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013

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

ITEM 5.      Other Information

ITEM 6.       Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                                                                                            FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	March 31, 2014	June 30, 2013
Current assets
Cash	$ 519,756	$ 35,796
Restricted cash	38,112	38,099
Trade accounts receivable, net	548,834	1,626,897
Inventories	2,754,128	2,862,176
Other current assets	62,319	42,370
Deferred income taxes	50,000	268,000
Current assets of discontinued operations	-	1,239,603
Total current assets	3,973,149	6,112,941

Property, plant & e quipment
Property, plant & equipment at cost	3,103,525	3,089,391
Less accumulated depreciation	(1,935,594)	(1,860,694)
Total property, plant & equipment	1,167,931	1,228,697

Other assets
Deferred financing costs	63,558	74,329
Other noncurrent assets	8,762	7,634
Noncurrent assets of discontinued operations	-	8,614,852
Total other assets	72,320	8,696,815

Total a ssets	$ 5,213,400	$ 16,038,453

See accompanying notes to the condensed
consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                                             FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY ( DEFICIT )	March 31, 2014	June 30, 2013
Current l iabilities
Line of credit - bank	$ 614,175	$ 1,275,000
Short term notes payable - others	-	300,000
Trade accounts payable	557,391	864,847
Due to finance company	267,208	711,577
Accrued liabilities	289,488	719,501
Current maturities of long-term debt	270,093	315,361
Deferred revenue	2,340	343,350
Current liabilities of discontinued operations	-	1,925,677
Total current liabilities	2,000,695	6,455,313

Long-term liabilities
Long term debt less current portion	2,415,696	3,264,191
Noncurrent liabilities and non-controlling interest of discontinued operations	-	7,934,949
Total l ong-term liabilities and non-controlling interest	2,415,696	11,199,140

Total liabilities	4,416,391	17,654,453

Stockholders' equity ( deficit )
Common Stock	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(1,804,117)	(4,217,126)
Total stockholders' equity ( deficit )	797,009	(1,616,000)

Total liabilities and stockholders' equity ( deficit )	$ 5,213,400	$ 16,038,453

See accompanying notes to the condensed
consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                                                                                         FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTs OF OPERATIONS
(UNAUDITED)
	Three Months Ended
	March 31, 2014	March 31, 2013
		(Restated)
Net revenue	1,138,810	1,036,865

Operating expenses
Cost of sales	970,691	936,331
Sales & marketing	37,533	36,046
General & administrative	136,777	134,507
Total operating expenses	1,145,001	1,106,884

Operating loss	(6,191)	(70,019)

Other income ( expense )
Interest income	1,207	44
Interest expense	(40,454)	(82,127)
Total other income ( expense )	(39,247)	(82,083)

Net loss from continuing operations before income taxes	(45,438)	(152,102)
Income tax expense (benefit)	78,000	(60,000)
Net loss from continuing operations	(123,438)	(92,102)

Discontinued operations:
Net income from discontinued operations before taxes	-	156,115
Income tax expense	-	62,000
Net income from discontinued operations	-	94,115

Net income (loss)	$ (123,438)	$ 2,013

Basic and diluted net income (loss) per share (Continuing operations)	$ (0.09)	$ (0.06)
Basic and diluted net income (loss) per share (Discontinued operations)	$ -	$ 0.06
Basic and diluted net income (loss) per share	$ (0.09)	$ -

Weighted -average common shares used in the computation of earnings per share:
Basic and diluted	1,431,503	1,431,503

See accompanying notes to the
condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION         FORM 10-Q

ITEM 1 — FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	March 31, 2014	March 31, 2013
		(Restated)
Net revenue	3,821,082	6,630,783

Operating expenses
Cost of sales	3,261,476	5,745,794
Sales & marketing	108,663	85,831
General & administrative	467,396	449,354
Total operating expenses	3,837,535	6,280,979
Operating income (loss)	(16,453)	349,804

Other income ( expense )
Interest income	1,288	98
Interest expense	(171,116)	(300,838)
Debt forgiveness	440,000	-
Loss on extinguishment of debt	-	(224,000)
Total other income ( expense )	270,172	(524,740)
Net income (loss) from continuing operations before income taxes	253,719	(174,936)
Income tax expense	(34,000)	(8,000)
Net income (loss) from continuing operations	219,719	(182,936)

Discontinued operations:
Net income from discontinued operations before taxes	236,619	356,019
Income tax expense	(103,106)	(142,000)
Gain on disposal of discontinued operations, net of income taxes of $114,964	2,059,777	-
Net income from discontinued operations	2,193,290	214,019
Net income	$ 2,413,009	$ 31,083
Basic net income (loss) per share (Continu ing operations)	$ 0.16	$ (0.13)
Basic net income per share (Discontinued operations)	$ 1.53	$ 0.15
Basic net income per share	$ 1.69	$ 0.02

Diluted net income (loss) per share (Continu ing operations)	$ 0.10	$ (0.13)
Diluted net income per share (Discontinued operations)	$ 0.89	$ 0.15
Diluted net income per share	$ 0.99	$ 0.02
Weighted -average common shares used in the computation of earnings per share
Basic	1,431,503	1431503
Diluted	2,455,496	1431503

See accompanying notes to the
condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION         FORM 10-Q

ITEM 1 — FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	March 31, 2014	March 31, 2013
		(Restated)
Cash flows from operating activities:
Net income	2,413,009	31,083
Net income from discontinued operations	2,193,290	214,019
Net income (loss) from continuing operations	219,719	(182,936)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities-continuing operations:
Depreciation and amortization	85,671	49,242
Debt forgiveness	(440,000)	-
Loss on extinguishment of debt	-	224,000
Deferred income taxes	218,000	157,000
Change in receivables	1,078,063	(84,395)
Change in inventories	108,048	1,523,426
Change in prepaids & other assets	(21,077)	(55,028)
Change in accounts payable and due to finance company	(751,825)	(1,254,177)
Change in deferred revenue	(341,010)	345,935
Change in accrued liabilities	9,987	(87,291)
Net cash flows from operating activities-continuing operations	165,576	635,776
Net cash flows from operating activities-discontinued operations	(33,028)	524,420
Net cash flows from operating activities	132,548	1,160,196

Cash flows from investing activities:
Purchases of property and equipment	(14,134)	(38,124)
Changes in restricted cash	(13)	48,821
Proceeds from sale of discontinued operations	1,500,000	-
Net cash flows from investing activities-continuing operations	1,485,853	10,697
Net cash flows from investing activities-discontinued operations	(162,177)	(506,688)
Net cash flows from investing activities	1,323,676	(495,991)

Cash flows from financing activities:
Net payments on lines of credit	(660,825)	(785,845)
Principal payments on short-term notes payable	(150,000)	-
Funds from discontinued operations	127,119	373,375
Principal payments on long-term debt	(483,763)	(233,249)
Net cash flows from financing activities-continuing operations	(1,167,469)	(645,719)
Net cash flows from financing activities-discontinued operations	(78,251)	101,854
Net cash flows from financing activities	(1,245,720)	(543,865)

Net change in cash	210,504	120,340
Less: Change in cash-discontinued operations	(273,456)	119,586
Net change in cash-continuing operations	483,960	754

Cash-continuing operations
Beginning of year	35,796	130,740
End of period	519,756	131,494
See accompanying notes to the
condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q

ITEM 1 — FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

(Unaudited)

1.          BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013. Operating results for the nine-month period ended March 31, 2014 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

2 .         RESTATEMENTS OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Prior to fiscal year 2013, the Company capitalized pre-production engineering and drafting costs, incurred in connection with fixed-price contracts, as inventory and capitalized similar costs to develop technical manuals as property and equipment. The costs capitalized as inventory were amortized based on the number of units remaining to be delivered compared to the total units per the contract, while the costs capitalized as property and equipment were depreciated over the estimated useful life of the technical manuals. Upon review of ASC 340-10-25 "Preproduction Costs Related to Long-Term Supply Arrangements", the Company concluded in 2013 that these costs should have been expensed as incurred to the extent they exceed amounts specifically reimbursable by the customer or otherwise relieved from inventory when such reimbursable amounts are billed to the customer.
In both July 2010 and July 2012, the Company amended certain convertible debt agreements which extended the maturity of the debt and lowered the conversion price. The Company had originally incorrectly not recorded any loss associated with these amendments which essentially represented the incremental value conveyed by lowering the conversion price. The impact of this restatement to net income (loss) from continuing operations before income taxes was $ 0 and $ 224,000 for the three and nine months periods ended March 31, 2013.
As a result, the Company has restated its Condensed Consolidated Financial Statements for the quarters ended September 30, 2012, December 31, 2012 and March 31, 2013, including restating its accumulated deficit as of July 1, 2012 for the impact of the restatements for fiscal years 2012, 2011, 2010 and 2009. No relevant production costs were incurred prior to 2009.
The following tables present a summary of the effects of the restatements on the Company's Condensed Consolidated Financial Statements for both the three and nine month periods ended March 31, 2013.

	Consolidated Statement of Operations
	Previously
	Reported	Adjustments	Restated
Three Months Ended March 31, 2013
Continuing operations:
Cost of sales	$ 969,060	$ (32,729)	$ 936,331
Operating loss	(102,748)	32,729	(70,019)
Loss before income taxes	(184,831)	32,729	(152,102)
Provision (benefit) for income taxes	(71,000)	11,000	(60,000)
Net loss	(113,831)	21,729	(92,102)
Net income (loss)	(19,716)	21,729	2,013

Basic and diluted loss per share - continuing operations	$ (0.08)	$ 0.02	$ (0.06)
Basic and diluted loss per share	$ (0.01)	$ 0.01	$ 0

	Consolidated Statement of Operations
	Previously
	Reported	Adjustments	Restated
Nine Months Ended March 31, 2013
Continuing operations:
Cost of sales	$ 5,998,602	$ (252,808)	$ 5,745,794
Operating income	96,996	252,808	349,804
Loss before income taxes	(203,744)	28,808	(174,936)
Provision (benefit) for income taxes	(79,000)	87,000	8,000
Net loss	(124,744)	(58,192)	(182,936)
Net income	89,275	(58,192)	31,083

Basic and diluted loss per share - continuing operations	$ (0.09)	$ (0.04)	$ (0.13)
Basic and diluted income per share	$ 0.06	$ (0.04)	$ 0.02

	Consolidated Statement of Cash Flows
	Previously
	Reported	Adjustments	Restated
Nine Months Ended March 31, 2013
Continuing operations:
Cash flows from operating activities	$ 651,063	$ (15,287)	$ 635,776
Cash flows from investing activities	(4,590)	15,287	10,697

3.         EARNINGS PER COMMON SHARE
Earnings per Common Share (EPS) are presented on both a basic and diluted basis in accordance with the provisions of Accounting Standards Codification Topic 260 — Earnings per Share. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS reflects the maximum dilution that would result after giving effect to dilutive convertible debentures. The following table presents the computation of basic and diluted EPS for nine and three months ended March 31, 2014 and 2013.

Three Months Ended
	March 31, 2014	March 31, 2013
(Restated)

Net income (loss) from continuing operations	$ (123,438)	$ (92,102)
Net Income from discontinued operations	0	94,115
Net income (loss)	$ (123,438)	$ 2,013

Weighted - average common shares used in the computation of basic earnings per share	1,431,503	1,431,503
Basic and diluted net income (loss) per share (Continuing operations)	$ (0.09)	$ (0.06)
Basic and diluted net income per share (Discontinued operations)	$ 0	$ 0.06
Basic and diluted net income (loss) per share	$ (0.09)	$ 0

Nine Months Ended
	March 31, 2014	March 31, 2013
(Restated)
Net income (loss) from continuing operations	$ 219,719	$ (182,936)
Net Income from discontinued operations	2,193,290	214,019
Net income	$ 2,413,009	$ 31,083

Weighted - average common shares used in the computation of basic earnings per share	1,431,503	1,431,503
Additional common shares to be issued assuming conversion of convertible debentures	1,023,993
Weighted - average common shares used in the computation of diluted earnings per share	2,455,496	1,431,503
Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period, net of taxes	16,862

Basic net income (loss) per share (Continuing operations)	$ 0.16	$ (0.13)
Basic net income per share (Discontinued operations)	$ 1.53	$ 0.15
Basic net income per share	$ 1.69	$ 0.02

Diluted net income (loss) per share (Continuing operations)	$ 0.10	$ (0.13)
Diluted net income per share (Discontinued operations)	$ 0.89	$ 0.15
Diluted net income per share	$ 0.99	$ 0.02

As a result of the loss from continuing operations during the three months ended March 31, 2014 and 2013 and the nine months ended March 31, 2013, the effect of the convertible debentures on earnings per share would be anti-dilutive. As such, they were excluded from the diluted earnings per share calculation.

4. COMPREHENSIVE INCOME

 The Company has no significant components of other comprehensive income and accordingly, comprehensive income (loss) is the same as net income (loss) for all periods.

5. INVENTORIES
The table below summarizes information about reported components of inventory for as of March 31, 2014 and as of June 30, 2013:

	March 31, 2014	June 30, 2013
Raw Material	1,802,792	1,730,189
Work In Process	951,336	1,131,987
Inventory	2,754,128	2,862,176

6 . DISCONTINUED OPERATIONS:
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
The assets and liabilities of the discontinued operations are presented separately in the accompanying condensed consolidated balance sheet at June 30, 2013, and consist of the following:

		June 30, 2013
Current assets of discontinued operations:
Cash		$ 273,456
Accounts receivable		364,911
Inventory		570,679
Prepaids and other		30,557
		1,239,603
Noncurrent assets of discontinued operations:
Property, plant & equipment, net		740,426
Trust investments		7,874,426
		8,614,852
Total assets		9,854,455
Current liabilities of discontinued operations:
Accounts payable		144,214
Accrued expenses		198,912
Deferred revenue		1,564,823
Current maturities of long-term debt		17,728
		1,925,677
Noncurrent liabilities and non-controlling interest of discontinued operations:
Non-controlling interest in trust investments		7,874,426
Long-term debt, less current maturities		60,523
		7,934,949
Total liabilities		$ 9,860,626

The following tables illustrate the reporting of the discontinued operations on the face of the condensed consolidated statements of operations for the three months ended March 31, 2013 and nine months periods ended March 31, 2014 and 2013:

	Three months Ended
		March 31, 2013
Revenue		$ 881,918
Operating expenses:
Cost of sales		555,860
Sales & marketing		51,121
General & administrative		129,856
		736,837
Other income		11,034
Income before income taxes		156,115
Income tax expense		62,000
Net income from discontinued operations		$ 94,115

	Nine months Ended
	March 31, 2014	March 31, 2013
Revenue	$ 1,730,948	$ 2,557,314
Operating expenses:
Cost of sales	1,095,598	1,608,594
Sales & marketing	118,342	173,980
General & administrative	296,717	436,704
	1,510,657	2,219,278
Other income	16,328	17,983
Income before income taxes	236,619	356,019
Income tax expense	103,106	142,000
Gain on disposal of discontinued operations, net of income taxes of $ 114,964	2,059,777	0
Net income from discontinued operations	$ 2,193,290	$ 214,019

7.         LINE OF CREDIT AND LONG-TERM DEBT
The Company has a line of credit with Signature Bank under the Small Business Administration (SBA) Export Working Capital Program for $1,000,000 ($614,175 outstanding at March 31, 2014 with interest at 2% over the reference rate with a floor of 7%) subject to certain borrowing base limitations related to export transactions maturing May 2014, which was subsequently renewed and extended to August 2015.
In December 2013, the Company paid off $150,000 in unsecured notes payable due to a key officer/shareholder and applied another $150,000 in unsecured notes payable due the Company's Chief Executive Officer and Chief Financial Officer to the amounts owed the Company in connection with the sale of Lain (see Note 6). The Company's credit agreements with its bank contain certain annual covenants, which were not met at June 30, 2013, 2014 and 2015, but which were subsequently waived by the bank. The next covenant calculation date will be June 30, 2016.
Long -Term Debt
Long-term debt consisted of the following:
	March 31, 2014	June 30, 2013
 Note payable — bank, payable in monthly installments of $ 6,672 including interest at 6.0 % with a balloon payment in January 2023. The note is secured by the first mortgage on property owned by the Company, continuing commercial guarantees from both the Company and the chief executive officer/key stockholder and by the assignment of a life insurance policy on the chief executive officer/key stockholder.
	$ 892,729	$ 922,151
Note payable — SBA, payable in monthly installments of $ 20,503 including interest at the prime rate (as published by the Wall Street Journal) plus 1 % adjusted every calendar quarter (4.25 % at Mar 31 , 2014), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the chief executive officer/key stockholder.	938,033	1,089,303
Note payable — SBA, payable in monthly installments of $ 5,107 , including interest and SBA fees for an interest rate of 4.1 % maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	723,247	753,876
Note payable — bank, payable in monthly installments of $ 6,091 with interest at 2.75 % over the U.S Bancorp Prime Lending Rate (6.0 % at Mar 31 , 2014) through February 2016. The note is secured by the assets of the Company, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	131,780	174,222
Long-term debt before debentures	2,685,789	2,939,552

Convertible subordinated debentures — unsecured with 9 % interest due quarterly, convertible into one common share for each $ 0.40 of principal, maturing on July 1, 2014. In December 2013, $ 410,000 of the debentures was applied to amounts owed to the Company in connection with the sales of Lain (see Note 6). The remaining $ 230,000 debentures were settled in cash during the three month period ended March 31, 2014	0	640,000

Subtotal	2,685,789	3,579,552
Less current maturities	270,093	315,361
	$ 2,415,696	$ 3,264,191

8.        RELATED PARTY TRANSACTIONS
In December 2013, the Company's Chief Executive Officer and Chief Financial Officer forgave $440,000 of accrued salary due him for services rendered. As a result, the Company recorded income from debt forgiveness of $440,000 in other income (expense) in the Company's condensed consolidated statement of operations.
9 .         RECENTLY ISSUED ACCOUNTING GUIDANCE
(a)        Revenue Recognition
In August 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-14, "Revenue Recognition - Revenue from Contracts with Customers," which extended the effective date of a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The new standard will now be effective for interim and annual periods beginning after December 15, 2017, and either full retrospective adoption or modified retrospective adoption is permitted. The Company is evaluating the impact of this standard.
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
(C)        Inventory Measurement
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory," ("ASU 2015-11"). An entity using an inventory method other than last-in, first out ("LIFO") or the retail inventory method should measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements and footnote disclosures.

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

FINANCIAL CONDITION AND LIQUIDITY
The Company's liquidity needs arise from its debt service, working capital, capital expenditures and the guarantee of all debt by Robert C Harvey. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, short term notes from officers, cash flow from operations and the offering of its subordinated debentures.
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
For the first nine months of fiscal year 2014, the Company had an increase in cash from continuing operations of $483,960 compared to a cash increase in the same period in fiscal year 2013 of $754. As of March 31, 2014, the Company had no cash equivalents. During the nine month period ended March 31, 2014, the Company recorded net income from continuing operations after taxes of $219,719. The Company's net cash provided from continuing operating activities was $132,548 in the first nine months of fiscal year 2014 compared to net cash provided from operating activities of $1,160,196 in the same period in fiscal year 2013. During the first nine months of fiscal 2014, the increase in cash provided from continuing operating activities was primarily due to collections of accounts receivable, net income, and reductions in inventories, partially offset by reductions in accounts payable and due to finance company and deferred revenue. During the first nine months of fiscal 2014, cash provided by continuing investing activities was $1,323,676 primarily due to the sale of the discontinued operations. During the first nine months of fiscal 2014, net cash used for continuing financing activities was $1,245,720 primarily due to repayments on the line of credit, long-term debt to banks, convertible debentures and short-term debt. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.
The Company had working capital from continuing operations of $1,972,454 at March 31, 2014, an increase of $1,628,752 from June 30, 2013. The increase in working capital was primarily due to the increase in cash from collection of accounts receivable and the sale of the Company's cemetery business, decreases in bank debt, trade accounts payable, due to finance company, accrued liabilities, and short-term debt of the Company. Current assets amounted to $3,973,149 and current liabilities were $2,000,695, resulting in a current ratio of 1.99 to 1 at March 31, 2014. Long-term debt was $2,415,696 and equity was $797,009 at March 31, 2014.
Capital expenditures for the first nine months of fiscal year 2014 were $14,134 compared with $38,124 for the same period in fiscal year 2013. The decrease in capital expenditures reflected the Company's limited cash flow provided from operating activities. The Company spent approximately $10,000 on capital expenditures during the final quarter of fiscal year 2014 for manufacturing tools and roof repair for aviation ground support operations. The Company financed these capital expenditures primarily through cash flows provided by operations.
As of March 31, 2014, the Company has one line of credit facility, with $1,000,000 of aggregate borrowing capacity of which $614,175 was outstanding leaving available credit of $385,825.

INFLATION
Because of the relatively low levels of inflation experienced during the first nine of this fiscal year, and as of March 31, 2014, inflation did not have a significant effect on the Company's results in the first nine months of fiscal year 2014.

RESULTS OF CONTINUING OPERATIONS
FIRST NINE MONTHS OF FISCAL YEAR 2014
COMPARED WITH FIRST NINE MONTHS OF FISCAL YEAR 2013

Revenue for the nine months ended March 31, 2014 was $3,821,082, a decrease of $2,809,701, or 42%, when compared to the nine months ended March 31, 2013. The decrease was primarily due to a decrease of $3,500,000, or 90%, in United States government contracts and GSA contracts due to a cut in United States governmental spending, in which the Company is the subcontractor. International sales increased $675,000, or 277%, and commercial sales remained constant in comparison to fiscal year 2013. The Company also manufactured 100% more non-motorized equipment in fiscal year 2014 in comparison to fiscal year 2013.
Cost of sales, as a percentage of sales for the nine months ended March 31, 2014 was 85% compared to 87% for the nine months ended March 31, 2013. This 2% improvement in cost of sales, as percentage of sales, was primarily due to product mix and manufacturing less motorized equipment.
Sales and marketing expenses for the nine months ended March 31, 2014 were $108,663, an increase of $23,832, or 27%, when compared to the nine months ended March 31, 2013. The increase was primarily due to sales commissions paid to international agents due to the increase in international sales.
General and administrative expenses for the nine months ended March 31, 2014, were $467,396, an increase of $18,042, or 4%, when compared to nine months ended March 31, 2013. The increase was primarily due to increased outside accounting services.
Other income (expense), which consists of interest expense, interest income and gains and losses from certain debt transactions, for the nine months ended March 31, 2014, was a combined income of $270,172 compared to a combined expense of $524,740 for the nine months ended March 31, 2013. The $794,912 increase in income was primarily due to less debt decreasing interest expense by $129,722, a $440,000 gain recorded in the nine months ended March 31, 2014 relating to debt forgiveness of certain amounts due the Company's President and CEO for accrued salary and a $224,000 loss on debt extinguishment recorded in the nine months ended March 31, 2013 as a result of amendments to the Company's convertible debentures.

RESULTS OF CONTINUING OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014
COMPARED WITH THREE MONTHS ENDED MARCH 31, 2013

Revenues for the three months ended March 31, 2014 were $1,138,810, an increase of $101,945 or 10%, when compared to the three months ended March 31, 2013. The increase in revenue was primarily due to increased part sales and an increase in sales prices for equipment.
Cost of sales as a percentage of sales for the three months ended March 31, 2014 was 85% compared to 90% for the three months ended March 31, 2013. This 5% improvement in cost of sales as percentage of sales was primarily due to product mix and lower reliance on government contracts and GSA contracts.
Sales and marketing expenses for the three months ended March 31, 2014 were $37,533, an increase of $1,487, or 4%, when compared to the three months ended March 31, 2013. The increase is immaterial.
General and administrative expenses for the three months ended March 31, 2014 were $136,777, an increase of $2,270, or 2%, when compared to the three months ended March 31, 2013. The increase was primarily due to increased outside accounting services.
Other income (expense), which consists of interest expense and interest income, for the three months ended March 31, 2014, was a combined expense of $39,247 compared to a combined expense of $82,083 for the three months ended March 31, 2013. The $42,836 increase in income was primarily due to less debt decreasing interest expense by $41,673.

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

(a) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the nine months ended March 31, 2014, we implemented our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
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
As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the nine months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) Remediation Actions

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2013. We implemented the following remediation actions during the nine months ended March 31, 2014:
Segregation of duties
  Engaged a third party specialist for advice and consultation
  Provided training and education to different accounting functions
  Established review controls
Financial reporting control
  Provided training for calculating the cost of raw materials, work in progress, and finished goods
  Completed review of the Company's critical accounting and internal control policies with third party advisors that are knowledgeable regarding GAAP and internal controls
  Provided training and education relating to accounting for debt modifications and extinguishments
  Hired third party advisors to assist in preparing consolidated financial statements
In addition to the above steps, management intends to continue its remediation efforts by:
  Provide ongoing training and education relating to GAAP around complex and non-routine transactions specifically identified through regular review of emerging issues and Company business activities.
  Completing our review with the assistance of a third party advisor of the Company's financial reporting controls and implementing recommended control procedures to strengthen the Company's control procedures in areas which involve significant judgements and estimates, which involve application of complex accounting methods under GAAP, or which could have a material impact on the accuracy of our financial statements.
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

ITEM 6 .     EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2014

3(i) Amended and Restated Articles of Incorporation, as amended (2)
3(ii)Amended and Superseding By-Laws of the Company, as amended (2)
31   Rule 13a-14(a)/15d-14(a) Certifications
32   Section 1350 Certifications

(1)  Incorporated by reference to the like numbered Exhibit to the Company's current report on Form 8-K filed with the Commission on July 1, 2010.
(2)  Incorporated by reference to the like numbered Exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996.

SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Oakridge Holdings, Inc.

/s/ Robert C. Harvey

Robert C. Harvey

Chief Executive Officer, Principal

Accounting Officer,

and Chief Financial Officer

Date: October 27, 2015

INDEX TO EXHIBITS

                                        EXHIBIT  DESCRIPTION                                                                                 PAGE

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
32       Section 1350 Certifications                                                                                                 (filed electronically)

EXHIBIT 31
RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Robert C. Harvey, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Oakridge Holdings, Inc.
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

Date:     October 27, 2015

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

Dated:   October 27, 2015

By/s/     Robert C. Harvey

Robert C. Harvey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer
and Chairman of the Board of Directors