Form 10-K
period 2014-06-30
OAKRIDGE HOLDINGS INC
filed 2016-02-01
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

{X} ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended June 30, 201 4

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d ) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ___                               Accelerated filer ___
Non-accelerated filer ___                                 Small reporting company _ X _
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes { } No {X}
The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates as of the last business day of the registrant's most recently completed fiscal year was approximately $286,301.
The number of shares outstanding of Registrant's common stock on January 29, 2016, was 1,431,503.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

Part I

Item 1.        Business
Item 1A.     Risk Factors
Item 1B.     Unresolved Staff Comments
Item 2.        Properties
Item 3.        Legal Proceedings
Item 4.        Mine Safety Disclosures

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

PART I
ITEM 1: BUSINESS

GENERAL

Oakridge Holdings, Inc. and its subsidiary, collectively, are called the "Company" or "Oakridge," and all references to "our," "us" and "we" refer to Oakridge Holdings, Inc. and its subsidiary, collectively, unless the context otherwise requires. The Company has one business segment — aviation ground support equipment.

The Company was incorporated as a Minnesota corporation in 1961 and began operations on March 6, 1961, with two cemeteries in Cook County, Illinois, selling cemetery property, merchandise and service.
On December 11, 2013 the Company entered into a Stock Purchase Agreement (the "Agreement") with Robert C Harvey, the Company's Chief Executive Officer and Chief Financial Officer and a director and the Chairman of the Board of Directors of the Company, pursuant to which the Company agreed to sell to Mr. Harvey the shares of common stock of Lain and Son, Inc. ("Lain"), a wholly-owned subsidiary of the Company. Lain and its subsidiaries own the assets used in the operation of the Company's Cemetery segment.
The purchase price payable to the Company under the Agreement was $2,060,000, consisting of (1) $1,500,000 in cash and (2) satisfaction of $560,000 in indebtedness owned by the Company to Mr. Harvey in the form of (i) $410,000 principal amount of debentures and (ii) a short-term loan of $150,000. The terms of the Agreement were determined pursuant to negotiations between Mr. Harvey and the Company's directors other than Mr. Harvey.
The closing of the transactions contemplated by the Agreement (the "Transactions") occurred December 23, 2013. Following completion of the Transactions, Mr. Harvey continued in his role as the Company's Chief Executive Officer and Chief Financial Officer and a director and the Chairman of the Board of Directors of the Company. The Company believes completion of the Transactions will strengthen the Company's balance sheet and provide increased flexibility to its Stinar business to execute its operating plans in the future.

On June 29, 1998, the Company acquired substantially all of the assets of Stinar Corporation, a Minnesota corporation. Stinar Corporation has been in business for 67 years and is an established international manufacturer, and its products are used by the airline support equipment industry.

Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies and airports. These products are sold and marketed through our technically oriented sales staff as well as through independent distributors and sales representatives. Approximately 42% of Stinar's revenues in the year ended June 30, 2014 were generated by contracts with the U.S. Government, 27% were generated internationally and 31% were generated in the United States from non-governmental sales. In year ended June 30, 2013 approximately 63% of Stinar's revenues were generated by contracts with the U.S. Government, 24% were generated internationally and 13% were generated in the United States from non-governmental sales.
All references to years are to fiscal years ended June 30, unless otherwise stated.

STINAR CORPO RATION OVERVIEW

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
Stinar sells its products to airports, airlines, and government and military customers in the United States. In 2014 and 2013 respectively, non-governmental U.S. sales comprise approximately 31% and 13%, U.S. government and military sales approximately 42% and 63%, and international sales approximately 27% and 24% of Stinar's annual revenues.
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

FINANCIAL INFORMATION ABOUT STINAR:

The following table summarizes the assets, revenues and operating profit or loss attributable to the Company's aviation industry and corporate operations for the dates and periods indicated. The Company evaluates the Company's performance based on operating profit (loss).

As of and for the fiscal years ended June 30,

	2013	2014
Revenues:	$5,277,837	$9,415,838
Operating profit (loss):	$163,464	$(636,507)
Identifiable assets:	$5,764,244	$6,183,998

REGULATIONS

Stinar is required to comply with competitive bidding and other requirements in cases where it sells to local, state, or federal governmental customers. The costs and effects of complying with these requirements do not have a material impact on the financial results of the Company.
The Company holds all governmental licenses necessary to carry on its business, and all such licenses are current. The company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state statutes. The OSHA hazard communication standard, the Unites States Environmental Protection Agency community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, and similar state statutes require us to organize information about hazardous materials used or produced in our operations. Certain portions of this information must be provided to employees, state and local governmental authorities, and local citizens.

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

COMPETITION

Factors determining competitive success in Stinar aviation manufacturing include price, service, location, quality and technological innovation. Competition is strong in all markets served.
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

CREDIT POLICIES

Stinar does not extend long-term credit to customers.

INTERNATIONAL

Stinar's sales to customers outside the United States represented approximately 27% and 24% of Stinar's net sales in 2014 and 2013, respectively. Products are manufactured and marketed through the Company's sales department and sales representatives around the world.

OTHER BUSINESS INFLUENCES

The Company believes that its business is highly dependent upon the profitability of its customers in the airline and air cargo markets, and therefore, the Company's profitability is affected by fluctuations in passenger and freight traffic and volatility of operating expenses, including the impact of costs related to labor, fuel and airline security. Sales to the United States government also expose Stinar to government spending cuts and/or temporary shutdown of the government due to debt limits. The United States Air Force, which historically has been a major purchaser of the Company's equipment, is dependent upon governmental funding approvals. Significant changes in raw material prices, such as steel and chassis, will also continue to impact our results. As of January 29, 2016, the Company had approximately an $8,000,000 backlog. The backlog is due to commercial sales in the United States. The diversity of Stinar's customer base and equipment lines helps mitigate the risks of Stinar's business, as does the growing importance of marketing internationally, which provides Stinar with an additional customer base not influenced as greatly by U.S. economic conditions or U.S. politics. We will also focus on key risk factors when determining our overall strategy and making decisions for allocating capital. These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment.
The Company does not believe that the present overall rate of inflation will have a significant impact on the business segments in which it operates.

EMPLOYEES

As of June 30, 2014, the Company had 48 full-time employees.
A union does not represent the aviation segment employees, and the Company considers its labor relations to be good.

ITEM 1A: RISK FACTORS
Not applicable to smaller reporting companies.

ITE M 1B: UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2: PROPERTIES

The Company's executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60654.
 Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota, located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. The term note payable secured by the facility and land was entered into in February 2013 into three separate loans: The first loan is for $762,000 at 5.2% for 20 years with monthly payments of principal and interest of $5,107.05 maturing in March 2033, the second loan is for $925,000 at 6% amortized over 20 years with a 10 year balloon, with monthly payments of principal and interest of $6,671.53, and the third loan is a bridge loan for $200,000 at prime plus 2.75% (6% at June 30, 2014) for three years with monthly payments of principal and interest of $6,090.54. The condition of the manufacturing facility and office space is fair and will require approximately $75,000 of repairs to the building in the foreseeable future the Company expects to finance with cash flow. Management reviews insurance policies annually and believes that all of its properties are adequately insured.

ITEM 3: LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings that arise from time to time in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the Company. As of June 30, 2014, there were no legal proceedings in either business.
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

FISCAL YEAR	2014	2013
	Low High	Low High
First Quarter	$ .43 $ .43	$ .40 $ .40
Second Quarter	$. 37 $ .43	$ .40 $ .44
Third Quarter	$. 33 $ .39	$ .40 $ .44
Fourth Quarter	$ .33 $ .33	$ .40 $ .43

As of January 29, 2016, there were 1,431,503 shares of Oakridge Holdings, Inc. common stock outstanding. The common stock shares outstanding are held by approximately 1,500 stockholders of record. Each share is entitled to one vote on matters requiring the vote of shareholders. We believe there are approximately 1,500 beneficial owners of the common stock.
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

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2014
LIQUIDITY AND CAPITAL RESOURCES
The Company relies on cash flow from its aviation manufacturing company to meet operating needs, fund debt service, and fund capital requirements. The sale of the cemetery and Stinar operations did provide sufficient cash during fiscal year 2014 to support day-to-day operations, amended debt service, and capital expenditures. During fiscal 2013, the Company amended and refinanced a majority of its debt. Subsequent to these amendments and refinancing, Stinar, as of June 30, 2014, has three notes payable aggregating $1,725,041 which mature from February 2016 through March 2033. Stinar also has an $886,507 term loan to finance inventories that matures in May 2018 and a $1,000,000 interest only line of credit to finance non-foreign accounts receivable, maturing in August 2015.
During 2008, 2010 and 2012, the Company issued convertible subordinated debentures in the aggregate principal amount of $555,000 to certain individuals who are officers or directors of the Company. During 2010, $20,000 of the debentures was satisfied. On July 1, 2010, $485,000 of the debentures initially due July 1, 2010, were amended, whereby the conversion rate of the debentures was revised from $0.90 to $0.50 per share (fair value of the Company's common stock at July 1, 2010 was $0.38 per share) and the maturity date was extended from July 1, 2010 to July 1, 2012. On November 12, 2010, an outside investor purchased a $30,000 debenture and in February 2011 another $75,000 debentures were purchased by an officer and a director of the Company. On July 1, 2012, all convertible debentures were amended, whereby the conversion rate of the debentures was revised from $0.50 to $0.40 per share (fair value of the Company's common stock at July 1, 2012 was $.40 per share) and the maturity date was extended from July 1, 2012 to July 1, 2014.
In connection with the sale of the cemetery operations, the purchase price of $2,060,000 consists of (1) $1,500,000 in cash and (2) satisfaction of $560,000 in indebtedness owned by the Company to Mr. Harvey in the form of (i) $410,000 principal amount of debentures and (ii) a short-term loan of $150,000. The remaining $230,000 of the debentures outstanding at June 30, 2013 was paid with the proceeds from the sale of the cemeteries.
Stinar operations expect to hire five to ten full-time or part-time employees during fiscal year 2015.
Stinar's capital expenditures are expected to be approximately $200,000 under the five-year plan. The funds are planned to be used for improvements of the manufacturing plant roof, equipment and parking lot. These expenditures are expected to take place evenly over the five-year plan. Stinar's capital expenditures for 2014 were approximately $28,000, $15,000 for various hand tools and equipment $8,000 for building improvements which consist of overhead doors, and air exchange improvements, and $2,000 for a new copier for the front office, and $3,000 for software and hardware equipment. The Company expects to spend approximately $80,000, in fiscal year 2015 for Stinar's capital expenditures.

RESULTS OF OPERATIONS — 2014 COMPARED TO 2013

STINAR OPERATIONS :
In 2014, revenue decreased $4,138,001, or 44%, from $9,415,838 in 2013 to $5,277,837. The decrease was primarily due to decreases in U.S. Government sales of $6,244,670.. The decrease in government sales related to no United States government or GSA contracts and very few options being exercised on contracts with the United States Air Force, which was caused by budget cut backs. International and United States commercial sales remain constant at fiscal years 2014 and 2013. In 2014, the number of separate sales of equipment was 105, or a decrease of 41 sales or 39% in comparison to fiscal year 2013. The greatest decrease was in hilift and stairs department, where sales decreased 50% and 29.6% respectively.
Cost of sales in 2014 was $4,413,257 or 83.7% of sales, compared to 98.6% in 2013. Accordingly, gross profit percentage increased to 16.3% in 2014, compared to 1.4% in 2013. Gross profit increased because of manufacturing more carts and less hilift and stairs which require a chassis and increased the costs of the equipment being sold. In 2014, a new contract for substantially the same types of products was entered into with the U.S. Government with improved pricing , which significantly improved Stinar's gross margins.
Selling expenses increased $5,015, or 3.5%, from $141,287 in 2013 to $146,302. The increase was primarily due to greater commissions paid to international agents.
General and administrative expenses decreased $129,797, or 40.3%, from $320,328 in 2013 to $190,531. The decrease was primarily attributable to one less full time office employee, reduction of fines and penalties from government contracts, and decrease in amortization costs.
Interest expense on Stinar specific debt decreased $114,210, or 38.5%, from $296,472 in 2013 to $182,262. The decrease was attributable to less equipment build on a chassis and decreased in bank debt.

CORPORATE:

Robert C Harvey forgave accrued salary of $440,000 and received no payments during the fiscal year 2014 for salary from either Oakridge Holdings, Inc. or Stinar.
General and administrative expenses were $364,283, an increase of $51,879, or 16.6% compared to 2013. The increase was primarily due to increase in professional fees for accounting and attorneys of $32,600, and insurance of $19,689.
Interest Expense was $46,105 or a decrease of $39,502, or 46% from $85,607 in 2013 to $46,105. The decrease was due to the satisfaction of the debentures and short-term debt.

RESULTS OF OPERATIONS — 2013 COMPARED TO 20 12

STINAR OPERATIONS :
In 2013, revenue decreased $458,038, or 4.6%, from $9,872,259 in 2012 to $9,414,221. The decrease was primarily due to decreases in government and commercial sales in the United States of $502,758 and $1,886,691, respectively, which were partially offset by an increase in international sales of $1,949,220. The decrease in government sales related to no United States government GSA contracts and no options being exercised on contracts with the United States Air Force, which were caused by the budget cut backs.
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
General and administrative expenses increased $47,277, or 17.4%, from $272,051 in 2012 to $320,328. The increase was primarily attributable to an increase in office salaries of $15,091 and fines and penalties of $23,132, related to a change in a U.S. Government contract.
Interest expense on Stinar specific debt decreased $116,308, or 28%, from $412,780 in 2012 to $296,472. The decrease was attributable to less equipment being built on a chassis and a decrease in bank debt.
CORPORATE:
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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the fiscal years ended June 30, 2014 and 2013 located at Exhibit 13, F-1, are incorporated herein.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A: CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure. Notwithstanding the material weaknesses that existed as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America ("GAAP"). We continue to evaluate the potential steps to remediate such material weaknesses, as described below.
MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a and 15d — 15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992) . Based on management's assessment and those criteria, management believes that, as of June 30, 2014, as a result of the material weaknesses described below, the Company has not maintained effective internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with its assessment, management identified the following control deficiencies that represent material weaknesses at June 30, 2014:
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
  The Company did not have effective controls to provide reasonable assurance as to the proper recognition and recording of receivables and revenue. Management plans to consult with third party advisors who are knowledgeable regarding revenue recognition in an effort to reduce the risk and material misstatement of the financial statements.
This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Our management's report of the effectiveness of the design and operation of our internal controls and procedures was not subject to attestation by the Company's registered public accounting firm in accordance with the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended June 30, 2014, we implemented our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
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
As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the Year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation Actions
In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2013. We implemented the following remediation actions during the year ended June 30, 2014:

Segregation of duties
  Engaged a third party specialist for advice and consultation
  Provided training and education to different accounting functions
  Established review controls
 Financial reporting control
  Provided training for calculating the cost of raw materials, work in progress, and finished goods.
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
We are committed to a strong internal control environment, and believe that, when fully implemented, the remediation actions described above will represent significant improvements in the Company's accounting and financial reporting functions. The Company has hired a full-time controller and had made tremendous progress with improving the training and education of staff and added the additional internal control processes designed to remediate these material weaknesses during the balance of 2015. We will continue to assess the effectiveness of our remediation efforts in connection with management's future evaluations of internal control over financial reporting.

ITEM 9B: OTHER INFORMATION
Changes in Registrant's Certifying Accountant
On February 4, 2014, Oakridge Holdings, Inc. (the "Company") dismissed BDO USA, LLP ("BDO") as the Company's independent registered public accounting firm. The Company appointed BDO to replace Moquist Thorvilson Kauffmann LLC ("MTK") as the Company's independent registered public accounting firm on August 6, 2013, which appointment was reported on the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission ("SEC") on August 8, 2013. BDO audited the Company's financial statements for the year ended June 30, 2013and MTK audited the Company's financial statements for the year ended June 30, 2012.
The report of the Company's independent registered public accounting firm for the Company's fiscal years ended June 30, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss BDO was approved by the Company's Audit Committee. During the Company's fiscal years ended June 30, 2013 and 2012 and the subsequent interim period preceding BDO's and MTK's dismissal, there were: (i)no "disagreements" (within the meaning of Item 304(a) of Regulation S-K)between the Company and its independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO's and MTK's, would have caused it to make reference to the subject matter of the disagreements in its reports on the consolidated financial statements of the Company; and (ii)except as noted below, no "reportable events" (as such term is defined in Item 304(a)(1)(v) of Regulation S-K).
In connection with its audit of the Company's financial statements for the fiscal years ended June 30, 2013 and 2012, the Company's independent registered public accounting firms reported the existence of material weaknesses in the Company's internal control over financial reporting to the audit committee of the Company. These material weaknesses and remediation were mentioned in detail in Part II, Item 9A of the 10-K filed on December 19, 2013.
On February 27, 2014, with the approval of its Audit Committee, the Company appointed Olsen Thielen & Co., Ltd. as its independent registered public accounting firm.
PART III
ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The following information has been furnished to the Company, as of January 29, 2016, by the persons who are directors of the Company. Each director is elected to a term that lasts until the Company's next annual meeting of shareholders or until their respective successors are elected and qualified.
Director	Age	Principal Occupation	Director Since
Robert C. Harvey	63	Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company and its wholly owned subsidiaries	1992
Robert B. Gregor	63	Secretary of the Company and Vice President of Sales and Marketing of the Company's wholly owned subsidiary	1993
Lester Lind	66	Retired Business Owner of VonHanson's Meats	2011
Pamela Whitney	62	Auditor for Wells Fargo Audit & Security	2003
Stewart Levin	59	Broker at Hallberg Commercial Insurers, Inc.	2011

Below is information about business experience of the Company's directors. Except as indicated below, there has been no change in the principal occupation or employment of any director during the past five years.
Robert Harvey has been the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company and Stinar HG, Inc. since November 1992.
Robert Gregor has been Vice President of Marketing and Sales and Secretary for Stinar HG, Inc. since January 1, 1999, and prior to joining Stinar HG, Inc. he was Senior Account Executive at E.F. Johnson Company since 1993.
Lester Lind is presently retired. Prior to retiring in 2010, he was a shareholder of Von Hanson's Meats and has more than 40 years experience in planning, developing and implementing openings of new operations across the United States.
Pamela Whitney is presently an auditor for Wells Fargo Audit and Security and has been in that position since November 11, 2005. Prior to joining Well Fargo Audit and Security she was employed at the CPA firm of Epstein Weber & Conover, PLC and before that was an Inventory Exchange Supervisor at Phillips 66 from 2000 to 2005, and was at the CPA firm of Kilpatrick, Luster & Co., PLLC.
Stewart Levin has been an insurance broker at Hallberg Commercial Insurers, Inc. for ten years and has been in the insurance business for over 26 years as an owner and a commercial broker.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file.
To the Company's knowledge, based solely on its review of the forms furnished to the Company and written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and persons who own more than 10% of the Company's Common Stock were complied with in fiscal year 2014.
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
Audit Committee
The Audit Committee meets with management to review the scope and results of audits performed by the Company's independent accountants. The Audit Committee also meets with the independent auditors and with appropriate Company financial personnel about internal controls and financial reporting. The Audit Committee is the agent of the Board in assuring the adequacy of the Company's financial, accounting and reporting control processes. The Audit Committee is also responsible for recommending to the Board the appointment of the Company's independent accountants. The Audit Committee met four times in fiscal year 2014. The Audit Committee currently consists of Lester Lind, Stewart Levin and Pamela Whitney. The Audit Committee has determined that Pamela Whitney is an "audit committee financial expert" and is "independent" as defined by SEC rules.

ITEM 11: EXECUTIVE COMPENSATION
The following table sets forth certain information regarding compensation for the Company's two most recently completed fiscal years provided to the Company's Chief Executive Officer and Chief Financial Officer and its only other executive officer who earned remuneration exceeding $100,000 during fiscal year 2014 (the "Named Executive Officers").
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Robert C. Harvey Chairman of the Board, Chief Executive Officer and Chief Financial Officer	2014 2013	$171,692 $198,400	$3,360 $13,600	$188,652 $212,000

Robert B. Gregor Secretary and Vice President of Marketing and Sales of Stinar Corporation	2014 2013	$83,873 $114,800	$206 $206	$84,079 $115,006

The Company has not entered into employment agreements with any of the Named Executive Officers. The amounts listed in the table above under "All Other Compensation" represent life insurance premium payments made by the Company for Robert Gregor and Robert Harvey. Robert C Harvey forgave $440,000 of salary and did not receive any cash payments for salary due to cash flow.
The Company did not make any grants of restricted stock, stock options or other equity-based compensation to the Named Executive Officers during fiscal year 2014 or 2013. The Company does not currently have any equity compensation plans.
The table below sets forth the compensation paid to each non-employee director of the Company during fiscal year 2014. The Company's directors who are employees do not receive separate compensation for serving as directors. Each of the Company's directors is reimbursed for all out-of-pocket expenses incurred on behalf of the Company in connection with serving on the Board.
Name	Fees earned or paid in cash ($)	Total ($)
Lester Lind	2,000	2,000

Pamela Whitney	2,000	2,000

Stewart Levin	2,000	2,000

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth information regarding beneficial ownership of Common Stock on December 18, 2013 by each person who is a beneficial owner of more than 5% of the Common Stock, issued and outstanding, by each Named Executive Officer named in the Summary Compensation Table, by each director and all officers and directors as a group. The address for all executive officers and directors of the Company is the Company's business address.

Name	Number of shares beneficially owned (1)	Percent of Class
Robert C. Harvey*	312,278 (2)	21.8%
Robert B. Gregor*	147,164 (3)	10.2%
Lester Lind	--	--
Pamela Whitney	--	--
Stewart Levin	--	--

All directors and executive officers as a group (5 persons)	459,442 (2, 3)	32.0%

(1)      Unless otherwise noted, all shares shown are held by persons possessing sole voting and investment power with respect to such shares. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member or a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.

(2)      Includes 66,857 shares held by Robert Harvey's wife and children in which he may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. Also includes 245,422 shares held jointly by Robert Harvey and his wife.

(3)      Includes 2,350 shares held by Robert Gregor's wife and children in which he may be deemed to share voting and investment power, but as to which he disclaims beneficial ownership. Also includes 144,814 shares held jointly by Robert Gregor and his wife.

ITEM 13:CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, ANDDIRECTOR INDEPENDENCE.
Certain Relationships and Related Transactions
In the ordinary course of business, the Company may from time to time engage in transactions with other corporations whose officers, directors or employees are also directors or officers, or family members of directors or officers, of the Company. The Company may also engage in transactions with individuals who are, or are family members of, directors or officers of the Company. The Company has an unwritten policy under which the Audit Committee reviews these transactions to examine whether the transactions are conducted on an arm's length basis. The Audit Committee makes a recommendation to the Board whether to approve the proposed transaction, which the Board has historically always followed. In all cases, these related-party transactions have been conducted on an arm's length basis, and none of the transactions require more specific disclosure under applicable SEC rules and regulations, except as described below.
During fiscal years 2014 and 2013, amounts expensed for non-audit compliance services provided by entities related to the Company's Chief Executive Officer, Robert Harvey, were $25,585 and $13,327, respectively. The Company also has a month-to-month operating lease for office space from the Chief Executive Officer and the total rent expense was $ 27,000 and $36,000 under this lease in fiscal years 2014 and 2013.
On June 16, 2009, the Company entered into unwritten loan agreements with our Chief Executive Officer and Robert Gregor, the Company's Secretary and Vice President of Sales and Marketing. The aggregate principal amount of each loan, which is the largest amount of principal outstanding since the date of the loan was as follows: (1) due to Robert Harvey, $150,000 and (2) due to Robert Gregor, $150,000. The loans were repaid during fiscal year 2014.. Each of the loans described in this paragraph bears interest at the rate of 9.00% per annum, is unsecured and is payable on demand. During the fiscal year ended June 30, 2014, interest of $50,567 was paid to Robert Gregor and $7,147 was paid to Robert Harvey.
On May 10, 2008, the Company agreed to issue $505,000 aggregate principal amount of 9.00% Convertible Subordinated Debentures to the following people for cash contributed by those people to the Company: (1) Robert Harvey, the Company's Chairman of the Board, Chief Executive Officer and Chief Financial Officer and a director, and (2) Robert Gregor, the Company's Secretary, the Vice President of Sales and Marketing of one of the Company's wholly-owned subsidiaries and a director. The aggregate principal amount of each debenture, which is the largest amount of principal outstanding since July 1, 2012 was as follows: (1) for Robert Harvey, $410,000 and (2) for Robert Gregor, $150,000. The loan was repaid during fiscal year 2014. During the fiscal year ended June 30, 2014, interest of $18,450 was paid to Robert Harvey and $3,750 was paid to Robert Gregor. Each debenture accrued interest at the rate of 9.00% per annum, payable on January 1 of each year until the principal amount of the debenture has been paid in full or converted into the Company's Common Stock.
The principal amount of the debentures is convertible into the Company's Common Stock from the date of issuance until the principal amount is paid in full at a rate of one share of Common Stock for each $0.40 principal amount, subject to typical anti-dilution adjustments. The conversion price of the debentures is equal to the fair market value of the Company's Common Stock as determined by the Board as of the date of issuance.
Director Independence
All of the Company's directors, except for Robert Harvey and Robert Gregor, are "independent" as that term is defined in Rule 5605(a) of the Nasdaq Stock Market Marketplace Rules. That is the standard for independence the Company has chosen for purposes of the disclosure required in this report by SEC rules (even though the Company's Common Stock is not listed on the Nasdaq Stock Market).

ITEM 14:PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees for professional services rendered for the Company by Olsen Thielen & Co. LTD (OT), Moquist Thorvilson Kaufmann LLC (MTK) and BDO USA, LLP (BDO), the Company's prior auditors, for the years ended June 30, 2014, and 2013 were as follows:

	Fiscal 2014	Fiscal 2013
	OT	BDO	MTK
Audit Fees	$57,500	$58,750	$15,000
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees
Total	$57,500	$58,750	$15,000
The Audit Fees for the years ended June 30, 2014 and 2013 were the amounts billed or to be billed for professional services in connection with the audits of the consolidated financial statements of the Company and its quarterly (Form 10-Q) and yearly filings (Form 10-K) with the SEC.
There were no Audit-Related Fees billed by our principal accountants for the years ended June 30, 2014 and 2013.
There were no Tax Fees billed by our principal accountants for the years ended June 30, 2014 and 2013.
There were no Other Fees billed by our principal accountants for the years ended June 30, 2014 and 2013.
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
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets as of June 30, 2014 and 2013
Consolidated Statements of Operations for the Years Ended June 30, 2014 and 2013
Consolidated Statements of Stockholders' (Deficit) Equity for the Years Ended June 30, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended June 30, 2014 and 2013
Notes to Consolidated Financial Statements
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
21                Subsidiaries of Registrant (2)
31                Rule 13a-14(a)/15d-14(a) Certifications
32                Section 1350 Certifications
101              Interactive data files pursuant to Rule 405 of Regulation S-T*
(1)                Filed as exhibit to Form 10Ã¢Â?Â?KSB for fiscal year ended June 30, 1996.
(2)                Filed as exhibit to Form 10Ã¢Â?Â?KSB for fiscal year ended June 30, 1999.
(3)                Filed as exhibit to Form 10Ã¢Â?Â?KSB for fiscal year ended June 30, 2009.
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

                                                                                                                                             OAKRIDGE HOLDINGS, INC.

Dated: January 29, 2016                                                                                                   By /s/ Robert C. Harvey
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

Dated: January 29, 2016                                                                                                   By /s/ Robert C. Harvey
                                                                                                                                             Robert C. Harvey
                                                                                                                                             Chief Executive Officer
                                                                                                                                             Chief Financial Officer (principal accounting officer)
                                                                                                                                             Director

Dated: January 29, 2016                                                                                                   By /s/ Robert B. Gregor
                                                                                                                                             Robert B. Gregor
                                                                                                                                             Secretary
                                                                                                                                             Director

Dated: January 29, 2016                                                                                                   By /s/ Lester Lind
                                                                                                                                             Lester Lind
                                                                                                                                             Director

Dated: January 29, 2016                                                                                                   By /s/ Steward Levin
                                                                                                                                             Stewart Levin
                                                                                                                                             Director

Dated: January 29, 2016                                                                                                   By /s/ Pamela Whitney
                                                                                                                                             Pamela Whitney
                                                                                                                                             Director

EXHIBIT 31

RULE 13a-14(a)/15d-14(a)

CERTIFICATIONS

Chief Executive Officer
Chief Financial Officer

I, Robert C. Harvey, certify that:
                         1.                        I have reviewed this annual report on Form 10Ã¢Â?Â?K of Oakridge Holdings, Inc.;
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
                         4.                        I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13aâÂ?Â?15(e) and 15dâÂ?Â?15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and I have:
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
                          c)                        evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                          d)                        disclosed in this report any change in the registrant's internal control over financial reporting (as defined in Exchange Act Rules 13aâÂ?Â?15(f) and 15dâÂ?Â?15(f)) that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
                          5.                        I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
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
Dated: January 29, 2016

By /s/ ROBERT C. HARVEY
_______________________
Robert C. Harvey
President, Chief Executive Officer
Chief Financial Officer (principal accounting officer)
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

Dated: January 29, 2016

By /s/ ROBERT C. HARVEY
_______________________
Robert C. Harvey
President, Chief Executive Officer
Chief Financial Officer (principal accounting officer)
Chairman of the Board of Directors

  OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
  CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014 AND 2013

  TABLE OF CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	1-2

Consolidated Financial Statements:

Consolidated Balance Sheets	3-4

Consolidated Statements of Operations	5

Consolidated Statements of Stockholders' Equity	6

Consolidated Statements of Cash Flows	7

Notes to Consolidated Financial Statements	8-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oakridge Holdings, Inc. and Subsidiaries
Eagan, Minnesota

We have audited the accompanying consolidated balance sheet of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2014 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. Oakridge Holdings, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2014, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen and Co., Ltd.

St. Paul, Minnesota
January 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oakridge Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2013 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Edina, Minnesota
December 18, 2013, except for Note 12, as to which the date is January 29, 2016

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2014	June 30, 2013
Current assets
Cash	$ 324,291	$ 35,796
Restricted cash	38,117	38,099
Trade accounts receivable, less allowance for doubtful accounts of $15,000 in 2014 and 2013	1,233,714	1,626,897
Inventories	2,829,055	2,862,176
Other current assets	44,010	42,370
Deferred income taxes	50,000	268,000
Current assets of discontinued operations	-	1,239,603
Total current assets	4,519,187	6,112,941

Property, plant & equipment
Property, plant & equipment at cost	3,118,897	3,089,391
Less accumulated depreciation	(1,942,354)	(1,860,694)
Total property, plant & equipment	1,176,543	1,228,697

Other assets
Deferred financing costs	59,731	74,329
Other noncurrent assets	8,783	7,634
Noncurrent assets of discontinued operations	-	8,614,852
Total other assets	68,514	8,696,815

Total assets	$ 5,764,244	$ 16,038,453

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	June 30, 2014	June 30, 2013
Current liabilities
Line of credit - bank	$ 798,514	$ 1,275,000
Short term notes payable - others	-	300,000
Trade accounts payable	622,362	864,847
Due to finance company	444,592	711,577
Accrued liabilities	331,532	719,501
Current maturities of long-term debt	353,181	315,361
Deferred revenue	41,103	343,350
Current liabilities of discontinued operations	-	1,925,677
Total current liabilities	2,591,284	6,455,313

Long-term liabilities
Long term debt less current maturities	2,258,428	3,264,191
Noncurrent liabilities and non-controlling interest of discontinued operations	-	7,934,949
Total long-term liabilities and non-controlling interest	2,258,428	11,199,140

Total liabilities	4,849,712	17,654,453

Stockholders' equity (deficit)
Preferred Stock, $.10 par value, 1,000,000 shares authorized and none issued	-	-
Common Stock, $.10 par value, 50,000,000 shares authorized and 1,431,503 shares issued and outstanding in 2014 and 2013	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(1,686,594)	(4,217,126)
Total stockholders' equity (deficit)	914,532	(1,616,000)

Total liabilities and stockholders' equity (deficit)	$ 5,764,244	$ 16,038,453

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30, 2014	June 30, 2013

Net revenue	$ 5,277,837	$ 9,415,838

Cost of sales	4,413,257	9,278,326

Gross margin	864,580	137,512

Operating expenses:
Sales & marketing	146,302	141,287
General & administrative	554,814	632,732
Total operating expenses	701,116	774,019

Operating income (loss)	163,464	(636,507)

Other income (expense)
Interest income	1,575	150
Interest expense	(228,367)	(382,079)
Debt forgiveness	440,000	-
Loss on extinguishment of debt	-	(224,000)
Total other income (expense)	213,208	(605,929)

I ncome (loss) from continuing operations before income taxes	376,672	(1,242,436)
Income tax expense	(39,430)	(1,000,000)
Net income (loss) from continuing operations	337,242	(2,242,436)

Discontinued operations:
I ncome from discontinued operations before taxes	236,619	394,686
Income tax expense	(103,106)	(136,000)
Gain from sale of discontinued operations, net of income taxes of $114,964	2,059,777	-
Net income from discontinued operations	2,193,290	258,686

Net income (loss)	$ 2,530,532	$ (1,983,750)

Weighted -average common shares used in the computation of earnings per share
Basic	1,431,503	1,431,503
Diluted	2,196,338	3,031,503

Basic net income (loss) per share (Continued operations)	0.24	(1.57)
Basic net income per share (Discontinued operations)	1.53	0.18
Basic net income (loss) per share	1.77	(1.39)

Diluted net income (loss) per share (Continuing operations)	0.16	(1.57)
Diluted net income per share (Discontinued operations)	1.00	0.09
Diluted net income (loss) per share	1.16	(1.39)

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
  YEARS ENDED JUNE 30, 2014 AND 2013

	Common Stock		Additional
	Number of		PaidIn	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, June 30, 2012	1,431,503	$ 143,151	$ 2,233,975	$ (2,233,376)	$ 143,750
Net loss	-	-	-	(1,983,750)	(1,983,750)
Change in terms of conversion options	-	-	224,000	-	224,000
BALANCE, June 30, 2013	1,431,503	143,151	2,457,975	(4,217,126)	(1,616,000)
Net income	-	-	-	2,530,532	2,530,532
BALANCE, June 30, 2014	1,431,503	$ 143,151	$ 2,457,975	$ (1,686,594)	$ 914,532

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net income (loss)	$ 2,530,532	$ (1,983,750)
Net income from discontinued operations	2,193,290	258,686
Net income (loss) from continuing operations	337,242	(2,242,436)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities-continuing operations:
Depreciation and amortization	96,258	100,478
Debt forgiveness	(440,000)	-
Loss on extinguishment of debt	-	224,000
Deferred income taxes	218,000	1,143,000
Changes in receivables	393,183	(738,411)
Changes in inventories	33,121	2,194,609
Changes in prepaids & other assets	(2,789)	(9,694)
Changes in accounts payable and due to finance company	(509,470)	(939,119)
Changes in deferred revenue	(302,247)	(90,005)
Changes in accrued liabilities	52,031	66,737
Net cash flows from operating activities-continuing operations	(124,671)	(290,841)
Net cash flows from operating activities-discontinued operations	(33,028)	580,654
Net cash flows from operating activities	(157,699)	289,813

Cash flows from investing activities:
Purchases of property and equipment	(29,506)	(32,156)
Changes in restricted cash	(18)	48,816
Proceeds from sale of discontinued operations	1,500,000	-
Net cash flows from investing activities-continuing operations	1,470,476	16,660
Net cash flows from investing activities-discontinued operations	(162,177)	(545,926)
Net cash flows from investing activities	1,308,299	(529,266)

Cash flows from financing activities:
Net payments on lines of credit	(476,486)	64,155
Principal payments on short-term notes payable	(150,000)	-
Funds from discontinued operations	127,119	382,480
Principal payments on long-term debt	(557,943)	(267,398)
Net cash flows from financing activities-continuing operations	(1,057,310)	179,237
Net cash flows from financing activities-discontinued operations	(78,251)	(5,393)
Net cash flows from financing activities	(1,135,561)	173,844

Net change in cash	15,039	(65,609)
Less: Change in cash-discontinued operations	(273,456)	29,335
Net change in cash-continuing operations	288,495	(94,944)

Cash-continuing operations
Beginning of year	35,796	130,740
End of period	$ 324,291	$ 35,796

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$ 228,367	$ 337,154
Income taxes	$ 7,497	$ 1,000
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Debt issuance costs financed with long-term debt	$ -	$ 37,273
Purchases of property and equipment financed with long-term debt- discontinued operations	$ -	$ 83,644

  OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

1.           The Company

Nature of Business
Oakridge Holdings, Inc. is a Minnesota corporation organized on March 6, 1961. Oakridge Holdings, Inc. and its subsidiary (the Company) operate an aviation ground support equipment business in Minnesota. On June 29, 1998, the Company acquired the net assets of an aviation ground support equipment business (Stinar). Stinar designs, engineers and manufactures aviation ground support equipment serving the United States Armed Services and businesses domestically and internationally.
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
The purchase price payable to the Company under the Agreement was $2,060,000, consisting of (1) $1,500,000 in cash, and (2) satisfaction of $560,000 indebtedness owed by the Company to Mr. Harvey in the form of (i) $410,000 principal amount of debentures and (ii) a short-term loan of $150,000. The net carrying value of the underlying assets and liabilities of the cemetery operations was approximately negative $6,000 as of December 11, 2013.
The closing of the transactions contemplated by the Agreement (the "Transactions") was completed on December 23, 2013. Following completion of the Transactions, Mr. Harvey has continued in his role as the Company's Chief Executive Officer, Chief Financial Officer and the Chairman of the Board of Directors of the Company.
The Company has no continuing involvement with Lain and Son, Inc. and its subsidiaries. The Company does not have the ability to influence operations or financial policies, has not retained risk associated with Lain and Son, Inc. and its subsidiaries' operations, and does not have the ability to restrict other entities from benefiting through association with Lain and Son, Inc. and its subsidiaries.

2.           Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Oakridge Holdings, Inc. and its subsidiary, which is wholly-owned. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements. The consolidated financial statements reflect Lain and Son, Inc. and its subsidiaries as discontinued operations in all periods presented (See Note 12).
Segment Reporting
The Company operates and manages the business under one reportable segment - the aviation ground support equipment.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended June 30, 2014 and 2013, there were no adjustments to net income (loss) to arrive at comprehensive income (loss).
Fair Values of Financial Instruments
The estimated fair values of the Company's financial instruments at June 30, 2014 and 2013, and the methods and assumptions used to estimate such fair values, were as follows:
Cash, accounts receivable, trade accounts payable and due to finance company - Fair value approximates the carrying amount because of the short maturity of those financial instruments.
Long-term debt and other notes payable — Fair value is estimated using discounted cash flow analyses, based on the interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities as of June 30, 2014 and 2013. The fair value of long-term debt and other notes payable approximated their carrying values at June 30, 2014 and 2013.
Estimates and Assumptions

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

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
Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company generally does not require collateral for its trade accounts receivable. The United States (U.S.) Government accounted for 60% of Stinar's accounts receivable at June 30, 2014. One United States customer accounted for 16% or $261,827 and one international customer accounted for 68% or $1,100,965 of Stinar's accounts receivable at June 30, 2013. Additionally, the U.S. Government accounted for approximately 61% and 0% of Stinar's accounts receivable at June 30, 2014 and 2013, respectively.
Customers
A significant portion of the Company's customers are concentrated in the aviation industry.
Stinar's net sales were concentrated as follows in 2014; international customers (27%), U.S. Government (42%) and North American are (31%). Stinar's net sales were concentrated as follows in 2013: international customers (24%) of which one customer comprised 23%, U.S. Government (63%) and North American (13%)
Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows and balance sheets, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At June 30, 2014 and 2013, there were no cash equivalents.
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
Inventories
Finished goods, component parts and work-in-process inventories are stated at the lower of cost (first-in, first-out [FIFO]) or market. The Company reviews inventory on an annual basis and provides an inventory reserve for slow-moving, obsolete or unusable inventory, if necessary. As of June 30, 2014 and 2013, the Company has determined an inventory reserve to be unnecessary.
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
Debt Issuance Costs
Debt issuance costs are carried at cost and amortized using the straight-line method over the term of the related debt. Amortization of these debt costs, recognized and reported as interest expense for the years ended June 30, 2014 and 2013, was $14,598 and $8,757, respectively.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

Long-lived Assets
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
Product Warranty Liability
The Company's aviation ground equipment segment warrants its products against certain defects based on contract terms. Generally, warranty periods are five years for workmanship and manufacturing defects and seven years for painting defects. The Company has recourse provisions for certain items that would enable recovery from third parties for amounts paid under the warranties. At June 30, 2014 and 2013, the Company's estimated product warranty liability based on historical activity was $15,000 and $0, respectively.
Revenue Recognition
In May 2014, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under United States Generally Accepted Accounting Procedures (GAAP). The core principles of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principles and, in doing so more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption ( which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.
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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Management also assesses whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has not identified any material uncertain tax positions as of June 30, 2014 and 2013.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

The Company files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company's tax years dating back to 2002 remain open to examination due to unexpired net operating loss carry forwards originating in and subsequent to that year.
Environmental Costs
Environmental expenditures that pertain to current operations or relate to future revenue are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenue are expensed. Liabilities are recognized for remedial activities when the clean-up is probable and the cost can be reasonably estimated. The Company has not identified any environmental cost liabilities as of June 30, 2014 and 2013.
Advertising Costs
Advertising costs are expensed as incurred.
Research and Development Costs
Research and development costs in the product development process are expensed as incurred. Research and development costs consist primarily of engineering and material costs relating to design and prototype development activities.
Basic and Diluted Net Earnings p er Share
Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon the conversion of subordinated debentures and adjusting the net earnings (loss) applicable to common stockholders resulting from the assumed conversions. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.
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
(D) Disclosure of Discontinued Operations
In April 2014, the FASB issued ASU 2014-08 "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". The amendments in this Update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. The adoption of this ASU is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

  OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

3. Inventories
  Production inventories consisted of the following at June 30:
	2014	2013
Finished goods	$ 24,144	$ -
Workinprocess	1,050,010	756,213
Raw materials and trucks	1,754,901	2,105,963
	$ 2,829,055	$ 2,862,176

4. Property and Equipment
  Property and equipment, at cost consisted of the following at June 30:
	2014	2013
Land and improvements	$ 414,960	$ 414,960
Building and improvements	1,540,733	1,533,160
Vehicles	64,623	64,200
Equipment	1,098,581	1,077,071
	$ 3,118,897	$ 3,089,391
  Depreciation charged to operations was $81,668 in 2014 and $91,721 in 2013.

5. Accrued Liabilities
  Accrued liabilities consisted of the following at June 30:
	2014	2013
Compensation and payroll taxes	$ 220,868	$ 646,196
Interest	-	48,909
Other	20,364	24,396
Income Taxes	90,300	-
	$ 331,532	$ 719,501

6. Debt
Due to Finance Company

A finance company finances a subsidiary's inventory chassis purchases, which are used in the production of aviation ground support equipment. At June 30, 2014 and 2013, $444,592 and $711,577 was outstanding with interest ranging from 5.88% to 8.25%, beginning 90 days after purchase. Principal payments on chassis purchases are due in full, six months after purchase. The financing is secured by chassis inventory and personally guaranteed by the assets of the chief executive officer/key stockholder.

Lines of Credit — Bank

The Company had a line of credit agreement with a bank allowing borrowings up to $1,000,000, subject to certain borrowing base limitations with interest at 2% over the reference rate with a floor of 7% maturing October 31, 2013. The reference rate was the rate announced by U.S. Bank National Association. As of June 30, 2014 and 2013, the outstanding borrowings under this line of credit were $-0- and $525,000, respectively. The line of credit was secured by the assets of the Company's whollyâÂ?Â?owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from both the Company and the chief executive officer and VP of marketing and sales, and by the assignment of a life insurance policy on the chief executive officer/key stockholder. The line of credit was not renewed and paid in full when due.
The Company has a second line of credit agreement with the same bank allowing borrowings up to $1,000,000, subject to certain borrowing base limitations, with interest at 2% over the reference rate with a floor of 7% (7% at June 30, 2014), maturing Aug, 2015. The reference rate is the rate announced by U.S. Bank National Association referred to as the "U.S. Bancorp Prime Lending Rate". As of June 30, 2014 and 2013, the outstanding borrowings under this line of credit were $798,514 and $750,000, respectively. The proceeds can only be used to finance inventory destined for export outside the United States and to support performance bonds associated with related contract down payments. The note is secured by the foreign accounts receivable and export inventory of the Company's wholly-owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from the Company, the Chief Executive Officer and VP of Marketing and Sales and the assignment of a life insurance policy on the Chief Executive Officer.
  Short Term Notes Payable - Others
The Company had $0 and $300,000 in unsecured notes payable at June 30, 2014 and 2013, respectively, due to key officers/shareholders.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

Long- Term Debt

Future maturities of long-term debt are as follows at June 30, 2014:
	30-Jun-14	30-Jun-13
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
	$ 886,379	$ 922,151
Note payable — SBA, payable in monthly installments of $ 20,503 including interest at the prime rate (as published by the Wall Street Journal) plus 1 % adjusted every calendar quarter (4.25 % at June 30, 2014), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the chief executive officer/key stockholder.	886,567	1,089,303
Note payable — SBA, payable in monthly installments of $ 5,107 , including interest and SBA fees for an interest rate of 5.2 % maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	723,239	753,876
Note payable — bank, payable in monthly installments of $ 6,091 with interest at 2.75 % over the U.S Bancorp Prime Lending Rate (6.0 % at June 30, 2014) through February 2016. The note is secured by the assets of the Company, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	115,424	174,222
Long-term debt before debentures	2,611,609	2,939,552
Convertible subordinated debentures — unsecured with 9 % interest due quarterly, convertible into one common share for each $ 0.40 of principal, maturing on July 1, 2014. In December 2013, $ 410,000 of the debentures was applied to amounts owed to the Company in connection with the sale of Lain. The remaining $ 230,000 debentures were settled in cash during the three month period ended March 31, 2014. The debentures were issued to shareholders/officers of the Company $ 560,000 ) and an outside investor $ 80,000 ). On July 1, 2012, the debentures were amended, extending the maturity date to July 1, 2014 and reducing the conversion rate from $ 0.50 to $ 0.40 per common share. As a result of the amendment, the original debentures were considered extinguished and a loss on extinguishment of debt of $ 224,000 was recorded as a charge to earnings during the year ended June 30, 2013.
	-	640,000
Subtotal	2,611,609	3,579,552
Less current maturities	353,181	315,361
	$ 2,258,428	$ 3,264 , 191
Future maturities of longterm debt are as follows at June 30, 2014:
2015	353,181
2016	343,615
2017	313,892
2018	241,941
2019	161,941
Thereafter	1,197,039
	$ 2,611,609

            Loan Covenants
The Company's credit agreements with its bank contain certain annual covenants, which were not met at June 30, 2013, 2014 and 2015, but which were subsequently waived by the bank. The next covenant calculation date will be June 30, 2016.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

7.  Income Taxes
	2014	2013
Current tax expense (benefit)
Federal	$ 32,600	$ -
State	57,700	-
Total current	90,300	-
Deferred tax expense (benefit)
Federal	1,110,625	(378,000)
State	314,056	(95,000)
Total deferred	1,424,681	(473,000)
Valuation Allowance	1,257,481	(1,473,000)
Total expense for income taxes	$ 257,500	$ 1,000,000

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The major temporary differences that give rise to the deferred tax liabilities and assets are as follows at June 30 :

	2014	2013
Deferred tax assets:
Inventory	$ 7,188	$ 27,000
Accrued Compensation	65,448	213,000
Tax credit carryforwards	123,769	158,000
Net operating loss carryforwards	127,612	1,352,000
Other	7,108	19,000
Valuation allowance	(258,125)	(1,473,000)
Gross deferred tax asset	73,000	296,000

Deferred tax liabilities:
Property and equipment	(23,000)	(28,000)
Gross deferred tax liability	(23,000)	(28,000)
Net deferred tax asset - Current	$ 50,000	$ 268,000

	2014	2013
Statutory U.S. federal tax rate	-34%	-34%
State taxes, net of federal benefit	-2%	-2%
Permanent differences and other	1%	-3%
Valuation allowance	44%	119%
Effective tax rate	9%	80%
	.
The Company has federal and state net operating loss carryforwards of approximately $ 291,351 and $ 2,775,429 , respectively. Net operating loss carry forwards expires beginning in 2028.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry forwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. The Company has determined that a valuation allowance of $ 258,125 and $ 1,473,000 , related to deferred tax assets is necessary at June 30, 2014 and June 30, 2013.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

8.      Other Related Party Transactions
Amounts expensed for tax compliance services provided by entities related to the chief executive officer's spouse were $25,585 in 2014 and $13,327 in 2013. Total amounts, including amounts from prior periods, owed to these entities aggregated $34,126 and $36,541 as of June 30, 2014 and 2013, respectively, and is included in trade accounts payable on the accompanying balance sheets. Interest expense on the related party convertible debentures and notes payable totaled $ -0- in 2014 and 77,400 in 2013. The Company has a month-to-month operating lease for its corporate offices from one of the officers. Total rent expense for this lease was $27,000 in 2014 and $36,000 in 2013.

9 .       Stock Options
 On September 1, 1998, the Board of Directors approved a Stock Incentive Awards Plan to attract and retain individuals to contribute to the achievement of the Company's economic objectives. Under the Plan, individuals are eligible based on the judgment of a committee of Board members (committee). At the discretion of the committee, eligible recipients may be granted options to purchase shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. The stock options are exercisable at such times and in such installments as determined by the committee, limited to a maximum of ten years from the date of the grant. The Plan has authorized the issuance of 175,000 shares of common stock under the Plan, there were no grants for shares issued in 2014 and 2013, and as of June 30, 2014, 175,000 shares were available for future grants. There are no outstanding options at June 30, 2014 and for the years ended June 30, 2014 and 2013 there was no stock option expense.

10 .      Earnings Per Share of Common Stock

The following table reconciles the net income and shares of the basic and diluted earnings per share computations:
Years Ended
	June 30 , 2014	June 30 , 2013
Net income (loss) from continuing operations	$ 337,242	$ (2,242,436)
Net Income from discontinued operations	2,193,290	258,686
Net income (loss)	$ 2,530,532	$ (1,983,750)

Weighted - average common shares used in the computation of basic earnings per share	1,431,503	1,431,503
Additional common shares to be issued assuming conversion of convertible debentures	764,835	1,600,000
Weighted - average common shares used in the computation of diluted earnings per share	2,196,338	3,031,503
Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period, net of taxes	$ 16,862	$ 34,560

Basic net income (loss) per share (Continuing operations)	$ 0.24	$ (1.57)
Basic net income per share (Discontinued operations)	$ 1.53	$ 0.18
Basic net income (loss) per share	$ 1.77	$ (1.39)

Diluted net income (loss) per share (Continuing operations)	$ 0.16	$ (1.57)
Diluted net income per share (Discontinued operations)	$ 1.00	$ 0.09
Diluted net income (loss) per share	$ 1.16	$ (1.39)

As a result of the loss from continuing operations during the year ended June 30, 2013, the effect of the convertible debentures on earnings per share would be anti-dilutive. As such, they were excluded from the diluted earnings per share calculation.

11. Reclassifications

Certain 2013 information has been reclassified to conform to the 2014 presentation. Total 2013 equity, net loss and cash flows were unchanged due to these reclassifications.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2014 AND 2013

1 2 . Discontinued Operations-Cemetery Business

Effective December 23, 2013, the Company sold Lain and Son, Inc. and its subsidiaries located in Chicago, Illinois. In accordance with accounting standards, the results of operations and cash flow of Lain and Son, Inc. and its subsidiaries have been reflected in the consolidated financial statements and notes to consolidated financial statements as discontinued operations for 2014 and 2013.
	Years ended June 30,
	2014	2013
Revenues	$ 1,730,948	$ 3,342,833
Cost of Goods Sold	1,095,598	2,143,115
Gross Profit	635,350	1,199,718
Selling Expense	118,342	247,373
General & administrative	296,717	583,692
Total Selling, General & administrative	415,059	831,065
Income from Operations	220,291	368,653
Other income (expenses)	16,328	26,033
Income from operations before taxes	236,619	394,686
Income taxes	103,106	136,000
Net Income	$ 133,513	$ 258,686

Reconciliation of the carrying amounts of major classes of assets and liabilities of the discontinued operations that are presented separately in the consolidated balance sheet is as follows:

		2013
Cash		$ 273,456
Accounts Receivable		364,911
Inventories		570,679
Other current assets		30,557
Current assets of discontinued operations		$ 1,239,603

Property and equipment, net		$ 740,426
Cemetery perpetual care trusts		5,753,417
Pre-need investments		2,121,009
Non-current assets of discontinued operations (1)		$ 8,614,852

Trade payables		$ 144,214
Accrued liabilities		198,912
Deferred Revenue		1,564,823
Current maturities of long-term debt		17,728
Current liabilities of discontinued operations		$ 1,925,677

Cemetery perpetual care trust		$ 5,753,417
Pre-need investments		2,121,009
Long-term debt less current portion		60,523
Non-current liabilities of discontinued operations		$ 7,934,949

(1) Excludes intercompany receivable due from continuing operations of approximately $ 5.1 million. This amount is eliminated upon consolidation and therefore is not included in the consolidated balance sheet.

13 . Multi-Employer Pension Plan

The Company participated in the SEIU National Industry Pension Fund (Employer Identification Number 52-6148540), a multi-employer defined benefit pension plan (the Plan) related to collective bargaining employees at the Company's cemetery locations. The Company's contributions and pension benefits payable under the plan and the administration of the plan are determined by the terms of the related collective-bargaining agreement, which expires on February 29, 2016. The multi-employer plan poses different risks to the Company than single-employer plans in the following respects:

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

The Company's participation in this plan ended December 23, 2013 with the Company's sale of Lain and Son, Inc. (See Note 1: Nature of Business).

As of June 30, 2014, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Red and accordingly the plan has implemented a financial improvement plan or a rehabilitation plan. The Plan is charging contributing employers a 10% surcharge on all contributions made to the Plan. The Company's contributions to the multi-employer plan did not exceed 5% of the total plan contributions for the fiscal years 2014 or 2013. The Company made contributions to the plan of $11,662 and $38,200 in 2014 and 2013, respectively.