Form 10-Q
period 2014-09-30
OAKRIDGE HOLDINGS INC
filed 2016-03-04
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2014
OR
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

(312) 505-9267
(Issuer's telephone number)

(Former name, former address and former fiscal year,if changed since last report)

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
The number of shares outstanding of Registrant’s Common Stock on March 4, 2016, was 1,431,503.

OAKRIDGE HOLDINGS, INC.
FORM 10-Q

For the quarter ended September 30, 2014

TABLE OF CONTENTS

PART I.           Financial Information

ITEM 1.         Unaudited Condensed Consolidated Financial Statements:

(a)    Condensed Consolidated Balance Sheets as of September 30, 2014 and June 30, 2014

(b)    Condensed Consolidated Statements of Operations for the three months ended September 30, 2014 and 2013

(c)    Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2014 and 2013

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

ITEM 5.           Not Applicable

ITEM 6.           Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                                                                                            FORM 10-Q
ITEM 1- FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	September 30, 2014	June 30, 2014
Current assets
Cash	$ 349,389	$ 324,291
Restricted cash	38,123	38,117
Trade accounts receivable, net	1,276,150	1,233,714
Inventories	2,850,123	2,829,055
Other current assets	71,710	44,010
Deferred income taxes	72,000	50,000
Total current assets	4,657,495	4,519,187

Property, plant & equipment
Property, plant & equipment at cost	3,123,130	3,118,897
Less accumulated depreciation	(1,961,939)	(1,942,354)
Total property, plant & equipment	1,161,191	1,176,543

Other assets
Deferred financing costs	55,899	59,731
Other asset, non-current	8,783	8,783
Total other assets	64,682	68,514

Total assets	$ 5,883,368	$ 5,764,244

 See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                             FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY	September 30, 2014	June 30, 2014
Current liabilities
Line of credit - bank	$ 841,317	$ 798,514
Trade accounts payable	613,356	622,362
Due to finance company	569,410	444,592
Accrued liabilities	401,133	331,532
Current maturities of long-term debt	317,862	353,181
Deferred revenue	-	41,103
Total current liabilities	2,743,078	2,591,284

Long-term liabilities
Long term debt less current portion	2,210,715	2,258,428
Total Long-term liabilities	2,210,715	2,258,428

Total liabilities	4,953,793	4,849,712

Stockholders' equity
Common Stock	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(1,671,551)	(1,686,594)
Total stockholders' equity	929,575	914,532

Total liabilities and stockholders' equity	$ 5,883,368	$ 5,764,244

See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                         FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30, 2014	September 30, 2013

Net revenue	$ 1,369,775	$ 1,557,501

Cost of sales	1,161,036	1,373,155

Gross profit	208,739	184,346

Operating expenses
Sales & marketing	24,675	21,399
General & administrative	115,605	145,862
Total operating expenses	140,280	167,261

Operating income	68,459	17,085

Other income (expenses)
Interest income	237	3
Interest expense	(44,653)	(74,717)
Total other expenses	(44,416)	(74,714)

Net income (loss) from continuing operations before income taxes	24,043	(57,629)
Income tax expense (benefit)-continuing operations	9,000	(23,000)
Net income (loss) from continuing operations	15,043	(34,629)

Discontinued operations:
Net Income from discontinued operation before taxes	-	141,239
Income tax expense-discontinued operations	-	56,000
Net Income from discontinued operations	-	85,239

Net income	$ 15,043	$ 50,610

Basic and diluted net income (loss) per share (Continuing operations)	$ 0.01	$ (0.02)
Basic and diluted net income per share (Discontinued operations)	$ -	$ 0.06
Basic and diluted net income per share	$ 0.01	$ 0.04

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

See accompanying notes to the
condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q

ITEM 1 - FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Three Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$ 15,043	$ 50,610
Net income from discontinued operations	-	85,239
Net income (loss) from continued operations	15,043	(34,629)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities-continuing operations:
Depreciation and amortization	19,585	27,360
Deferred income taxes	(22,000)	33,000
Receivables	(42,436)	797,479
Inventories	(21,068)	552,693
Prepaids & other assets	(23,868)	(27,642)
Accounts payable and due to finance company	115,812	(732,950)
Deferred revenue	(41,103)	(343,350)
Accrued liabilities	69,601	148,907
Net cash flows from operating activities-continuing operations	69,566	420,868
Net cash flows from operating activities-discontinued operations	-	77,548
Net cash flows from operating activities	69,566	498,416

Cash flows from investing activities:
Purchases of property and equipment	(4,233)	(2,579)
Changes in restricted cash	(6)	(3)
Net cash flows from investing activities-continuing operations	(4,239)	(2,582)
Net cash flows from investing activities-discontinued operations	-	(219,748)
Net cash flows from investing activities	(4,239)	(222,330)

Cash flows from financing activities:
Increase (decrease) in line of credit	42,803	(471,360)
Principal payments on long-term debt	(83,032)	(86,904)
Funds received from discontinued operations		184,689
Net cash flows from financing activities-continuing operations	(40,229)	(373,575)
Net cash flows from financing activities-discontinued operations	-	79,566
Net cash flows from financing activities	(40,229)	(294,009)

Net change in cash	25,098	(17,923)
Less: Change in cash-discontinued operations	-	(62,634)
Net change in cash-continuing operations	25,098	44,711
Cash-continuing operations
Beginning of year	324,291	35,796
End of period	$ 349,389	$ 80,507

See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q

ITEM 1 - FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.          BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the “Company”) and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Operating results for the three-month period ended September 30, 2014 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

The closing of the transactions contemplated by the Agreement (the "Transactions") was completed on December 23, 2013. Following completion of the Transactions, Mr. Harvey has continued in his role as the Company's Chief Executive Officer, Chief Financial Officer and the Chairman of the Board ofDirectors of the Company.

The following table illustrates the reporting of the discontinued operations on the face of the condensed statements of operations for the three months ended September 30, 2013:

September 30, 2013

Revenue	$979,801

Operating expenses:
Cost of sales	623,692
Sales & marketing	62,386
General & administrative	164,329
850,407

Other income (expense)	11,845

Income before income taxes	$141,239

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

Three Months Ended September 30,
	2014	2013

Net Income (loss) from continuing operations	$ 15,043	$(34,629)
Net income from discontinued operation	-	85,239
Net income	15,043	50,610
Weighted-average common shares used in the Computation of EPS:
Basic and diluted	1,431,503	1,431,503

Basic earnings per common share from continuing operations	$ 0.01	$ (0.02)
Basic and diluted net income per share (Discontinued operations)	-	0.06
Basic and diluted net income per share	$0.01	$0.04

4.         COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods.

5.         INVENTORIES

The table below summarizes information about reported components of inventory for as of September 30, 2014 and as of June 30, 2014:

	September 30, 2014	June 30, 2014
Raw Material	$1,854,725	$ 1,754,901
Work in Process	995,398	1,050,010
Finished Goods	-	24,144
Inventory	$ 2,850,123	$ 2,829,055

6.         LINE OF CREDIT AND LONG-TERM DEBT

Lines of Credit-Bank

The Company had a line of credit agreement with a bank allowing borrowings up to $1,000,000, subject to certain borrowing base limitations with interest at2% over the reference rate with a floor of7% maturing October 31, 2013.  The reference rate was the rate announced by U.S. Bank National Association.  As of September30, 2014 and 2013, the outstanding borrowings under this line of credit were $-and $525,000, respectively. The line of credit was secured by the assets of the Company's wholly owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from both the Company and the chief executive officer and VP of marketing and sales, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.  The line of credit was not renewed and paid in full when due.

The Company has a second line of credit agreement with the same bank allowing borrowings up to $1,000,000, subject to certain borrowing base limitations, with interest at2% over the reference rate with a floor of7% (7% at September30, 2014), maturing Aug, 2015.  The reference rate is the rate announced by U.S. Bank National Association referred to as the “U.S. Bancorp Prime Lending Rate”.  As of September30, 2014 and 2013, the outstanding borrowings under this line of credit were $841,317 and $278,640, respectively. The proceeds can only be used to finance inventory destined for export outside the United States and to support performance bonds associated with related contract down payments.  The note is secured by the foreign accounts receivable and export inventory of the Company’s wholly-owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from the Company, the Chief Executive Officer and VP of Marketing and Sales and the assignment of a life insurance policy on the Chief Executive Officer.

Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2014	June 30, 2014
Note payable -bank, payable in monthly installments of $6,672including interest at6.0% with a balloon payment in January 2023. The note is secured by the first mortgage on property owned by the Company, continuing commercial guarantees from both the Company and the chief executive officer/key stockholder and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	$879,930	$886,379
Note payable - SBA, payable in monthly installments of $20,503including interest at the prime rate (as published by the Wall Street Journal) plus1% adjusted every calendar quarter(4.25% at September 30, 2014), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the chief executive officer/key stockholder.	834,442	886,567
Note payable - SBA, payable in monthly installments of $5,107, including interest and SBA fees for an interest rate of5.2%, maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	720,972	723,239
Note payable - bank, payable in monthly installments of $6,091with interest at2.75% over the U.S Bancorp Prime Lending Rate(6.0% at September 30, 2014) through February 2016. The note is secured by the assets of the Company, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	93,233	115,424
Total Debt	2,528,577	2,611,609
Less current maturities	317,862	353,181
Long term Debt	$2,210,715	$2,258,428

The Company’s credit agreements with its bank contain certain annual covenants, which were not met at June 30, 2013, 2014 and 2015, but which were subsequently waived by the bank.  The next covenant calculation date will be June 30, 2016.

 7.       RECENTLY ISSUED ACCOUNTING GUIDANCE
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

(b)          Going Concern

In August 2014, the FASB issued ASU 2014-15 "Presentation of Financial Statements - Going Concern (Subtopic 205-40) (Topic 718): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". This ASU requires an entity to evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. The new guidance is effective forannual periods and interim periods within those annual periods beginning after December 15, 2016. The adoption of this ASU is not expected to have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

(d)          Disclosure of Discontinued Operations

In April 2014, the FASB issued ASU 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. The amendments in this Update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial position, results of operations or cash flows.

(e)          Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). This new guidance requires businesses to classify deferred tax liabilities and assets on their balance sheets as noncurrent. Under existing accounting, a business must separate deferred income tax liabilities and assets into current and noncurrent. ASU 2015-17 was issued as a way to simplify the way businesses classify deferred tax liabilities and assets on their balance sheets. Public companies must apply ASU 2015-17 to fiscal years beginning after December 15, 2016. Companies must follow the requirements for interim periods within those fiscal years, but early adoption at the beginning of an interim or annual period is allowed for all entities. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

(f)          Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, includinginterim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

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

FINANCIAL CONDITION AND LIQUIDITY

The Company’s liquidity needs arise from its debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowing, short termnotes from officers, cash flows from operations and the offering of its subordinated debentures.

The Company disposed of its cemetery operations on December 23, 2013. The purchase price payable to the Company under the agreement was $2,060,000, consisting of (1) $1,500,000 in cash, and (2) satisfaction of $560,000 indebtedness owed by the Company to Mr. Harvey in the form of (1) $410,000 principal amount of debentures and (ii) a short-term loan of $150,000.  The Company used the $1,500,000 of cash received from the disposal to reduce it indebtedness and to provide financing needed to maintain the Company’s aviation ground support equipment segment and for corporate activities.  Since the cemetery operations are considered discontinued the following discussion relates to the Company’s aviation ground support equipment segment and corporate activities.

During the three months’ period ended September 30, 2014, the Company recorded net income from continuing operations of $15,043, compared to a net loss from continuing operations of $34,629 during the three months’ period ended September 30, 2013.

For the first three months of fiscal year 2015, the Company had an increase in cash and cash equivalents from continuing operations of $25,098, compared to an increase of $44,711 for the same period in fiscal year 2014. As of September 30, 2014, the Company held cash and cash equivalents from continuing operations of $349,388, compared to $80,507 for cash and cash equivalents from continuing operations as of September 30, 2013. The Company’s net cash provided by operating activities of continuing operation was $69,566 in the first three months of fiscal year 2015, compared to net cash from operating activities of continuing operation of $420,868 in the same period of fiscal year 2014. The decrease in net cash provided from continuing operating activities during this three months’ period was primarily due to the increase of accounts receivable and inventory. Cash flow used in investing activities was $4,239 during the first three months of fiscal year 2015 and was primarily used for the purchase of property and equipment.  Net cash used in financing activities was $40,229 during the first three months of fiscal year 2015, compared to $373,575 used in prior fiscal year 2014.  The remaining increases and decreases in the components of the Company’s financial position reflect normal operating activity.The Company had working capital of $1,914,417 at September 30, 2014, a decrease of $13,486 since June 30, 2014 due primarily to less bank debt and higher inventory and accounts receivable. At September 30, 2014, current assets amounted to $4,657,495 and current liabilities were $2,743,078, resulting in a current ratio of 1.70 to 1.0, which was a slight change from 1.74 to 1.0 at June 30, 2014. Long-term debt was $2,210,715 and stockholders’ equity was $929,575 at September 30, 2014.

Capital expenditures for the first three months of fiscal year 2015 were $4,233, compared with capital expenditures of $2,579 during the same period in fiscal year 2014. The aviation ground support purchased hand tools for the shop of $4,233.  The Company anticipates that it will spend approximately $75,000 on capital expenditures during the final three quarters of fiscal year 2015 for building improvements for aviation ground support operations.  The Company plans to finance these capital expenditures primarily through operating cash flows as sales continue to improve in the aviation segment.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operatingneeds.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2014, inflation did not have a significant effect on the Company’s results in the first three months of fiscal year 2015.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL YEAR 2015 COMPAREDWITH FIRST QUARTER OF FISCAL YEAR 2014

Revenue decreased $187,726 to $1,369,775, or 12.1%, in the first quarter of fiscal year 2015 in comparison to the prior year’s comparable period.  The decrease was primarily due not having any U.S. Government contracts for stairs, high lifts, water, and lavatory equipment.

Gross profit margin increased 3.4% in the first quarter of fiscal year 2015, compared to the corresponding period in fiscal year 2014.  This increase was primarily due to fewer U.S. Government contracts and various requirements with U.S. Government contracts which require drafting and engineering expenditures.

Selling expenses for the aviation ground support equipment business as a percentage of sales increased .4% of net revenues for the comparable period. The increase of $3,276 in the first quarter of fiscal year 2015, compared to the corresponding period in fiscal year 2014, was primarily due to higher salary expense.

General and administrative expenses in the first quarter of fiscal year 2015 decreased $30,257, or 20.7%, in comparison to the first quarter of fiscal year 2014.  The decrease was primarily due to decrease in officer salaries, accounting and legal fees.

Interest expense in the first quarter of fiscal year 2015 was $44,653, a decrease of $30,064 or 40.2%, in comparison to the first quarter of fiscal year 2014.  The decrease was due to lower debt balances.

Interest income in the first quarter of fiscal year 2015 is immaterial.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.      CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design andoperation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(a)      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2014, we implemented our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Due to the limited number of Company personnel, a lack of segregation of duties exists. An essential part of internal control is for certain procedures to be properly segregated and the results of their performance to be adequately reviewed.

Due to weaknesses in the Company’s financial reporting controls specifically relating to inventory, management believes there is more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected, as happened with our 2009 — 2012 annual financial statements.

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

As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)     REMEDIATION ACTIONS

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2014. We implemented the following remediation actions during the three months ended September 30, 2014:

Segregation of duties

•  Engaged a third party specialist for advice and consultation

•  Provided training and education to different accounting functions

•  Established review controls

Financial reporting control

•  Provided training for calculating the cost of raw material, work in progress, and finished goods.

•  Completed review of the Company's critical accounting and internal control policies with third party advisors that are knowledgeable regarding GAAP and internal controls

•  Provided training and education relating to accounting for modifications and extinguishments

•  Hired third party advisors to assist in preparing consolidated financial statements

In addition to the above steps, management intends to continue its remediation efforts by:

•  Provide ongoing training and education relating to GAAP around complex and non-routine transactions specifically identified through regular review of emerging issues and Company business activities

•  Completing our review with the assistance of a third party advisor of the Company’s financial reporting controls and implementing recommended control procedures to strengthen the Company’s control procedures in areas which involve significant judgements and  estimates, which involve application of complex accounting methods under GAAP, or which could have a material impact on the accuracy of our financial statements.

We are committed to a strong internal control environment, and believe that, when fully implemented, the remediation actions described above will represent significant improvements in the Company’s accounting and financial reporting functions. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate these material weaknesses during the balance of 2015. We will continue to assess the effectiveness of our remediation efforts in connection with management’s future evaluations of internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS

The following exhibits are filed as part of this Quarterly Reporton Form 10-Q for the quarterly period ending September 30, 2014:

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

Oakridge Holdings Inc.

/s/ Robert C. Harvey

Robert C. Harvey

Chief Executive Officer, Principal Accounting Officer

Date:  March 4, 2016

INDEX TO EXHIBITS

DESCRIPTION                                                                                                               METHOD OF FILING

3(i)     Amended and Restated Articles of Incorporationof the Company                    (incorporated by reference)

3(ii)    Amended and Superseding By-Laws of the Company,as amended                    (incorporated by reference)

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

4.     I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and I have:

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

c)   evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)    disclosed in this report any change in the registrant’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

5.     I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and          b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:    March 4, 2016

/s/ Robert C. Harvey

Robert C. Harvey

President, Chief Executive Officer,Chief Financial Officer, Principal Accounting Officer andChairman of the Board of Directors

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

Date:    March 4, 2016

/s/ Robert C. Harvey

Robert C. Harvey

President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors