Form 10-Q
period 2014-12-31
OAKRIDGE HOLDINGS INC
filed 2016-03-25
CIK 73605

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           December 31 ,  2014

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
The number of shares outstanding of Registrant’s Common Stock on March 25, 2016, was 1,431,503.

OAKRIDGE HOLDINGS, INC.
  FORM 10-Q
For the quarter ended  December 31, 2014
TABLE OF CONTENTS
PART I.          Financial Information
ITEM 1.         Unaudited Condensed Consolidated Financial Statements:
(a)Condensed Consolidated Balance Sheets as of December 31, 2014 and June 30, 2014
(b)Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013 and six months ended December 31, 2014 and 2013
(c)Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2014 and 2013
(d)Notes to Condensed Consolidated Financial Statements
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
ITEM 5.         Not Applicable
ITEM 6.          Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                                                                                                                                                                                                              FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	December 31, 2014	June 30, 2014
Current assets
Cash	$ 518,415	$ 324,291
Restricted cash	38,128	38,117
Trade accounts receivable, net	887,602	1,233,714
Inventories	2,868,879	2,829,055
Other current assets	74,672	44,010
Deferred income taxes	83,000	50,000
Total current assets	4,470,696	4,519,187

Property, plant & equipment
Property, plant & equipment at cost	3,126,109	3,118,897
Less accumulated depreciation	(1,982,684)	(1,942,354)
Total property, plant & equipment	1,143,425	1,176,543

Other assets
Deferred financing costs	52,067	59,731
Other asset, non-current	8,783	8,783
Total other assets	60,850	68,514

Total assets	$ 5,674,971	$ 5,764,244

 See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                                                   FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY	December 31, 2014	June 30, 2014
Current liabilities
Line of credit - bank	$ 751,317	$ 798,514
Trade accounts payable	579,471	622,362
Due to finance company	403,044	444,592
Accrued liabilities	369,932	331,532
Current maturities of long-term debt	338,959	353,181
Deferred revenue	231,155	41,103
Total current liabilities	2,673,878	2,591,284

Long-term liabilities
Long term debt less current portion	2,105,538	2,258,428
Total Long-term liabilities	2,105,538	2,258,428

Total liabilities	4,779,416	4,849,712

Stockholders' equity
Common Stock	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(1,705,571)	(1,686,594)
Total stockholders' equity	895,55 5	914,532

Total liabilities and stockholders' equity	$ 5,674,971	$ 5,764,244

See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                                             FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31, 2014	December 31, 2013

Net Revenue	$ 1,436,075	$ 1,124,771

Cost of sales	1,308,425	917,630

Gross profit	127,650	207,141

Operating expenses
Sales & marketing	41,205	49,731
General & administrative	96,278	184,757
Total operating expenses	137,483	234,488

Operating loss	(9,833)	(27,347)

Other income (expenses)
Interest income	27	78
Interest expense	(46,214)	(55,945)
Debt forgiveness	-	440,000
Total other income ( expenses)	(46,187)	384,133

Net income (loss) from continuing operations before income taxes	(56,020)	356,786
Income tax benefit continuing operations	(22,000)	(21,000)
Net income (loss) from continuing operations	(34,020)	377,786

Discontinued operations:
Net income from discontinued operation before taxes	-	95,380
Income tax expense-discontinued operations	-	(47,106)
Gain on disposal of discontinued operations, net of income taxes of $114,964	-	2,059,777
Net income from discontinued operations	-	2,108,051

Net income (loss)	$ (34,020)	$ 2,485,837

Basic net income (loss) per share (Continuing operations)	$ (0.02)	$ 0.26
Basic net income (loss) per share (Discontinued operations)	$ -	$ 1.47
Basic net income (loss) per share	$ (0.02)	$ 1.73

Diluted net income (loss) per share (Continuing operations)	Anti-dilutive	$ 0.13
Diluted net income (loss) per share (Discontinued operations)	$ -	$ 0.73
Diluted net income (loss) per share	Anti-dilutive	$ 0.86

Weighted -average common shares used in the computation of EPS
Basic	1,431,503	1,431,503
Diluted	1,431,503	2,890,844

See accompanying notes to the condensed
 consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                                             FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Six Months Ended
	December 31, 2014	December 31, 2013

Net revenue	$ 2,805,850	$ 2,682,272

Cost of sales	2,469,461	2,290,785

Gross profit	336,389	391,487

Operating expenses
Sales & marketing	65,880	71,130
General & administrative	211,883	330,619
Total operating expenses	277,763	401,749

Operating income (loss)	58,626	(10,262)

Other income (expenses)
Interest income	264	81
Interest expense	(90,867)	(130,662)
Debt forgiveness	-	440,000
Total other income (expenses)	(90,603)	309,419

Net income (loss) from continuing operations before income taxes	(31,977)	299,157
Income tax benefit-continuing operations	(13,000)	(44,000)
Net income (loss) from continuing operations	(18,977)	343,157

Discontinued operations:
Net income from discontinued operation s before taxes	-	236,619
Income tax expense-discontinued operations	-	103,106
Gain on disposal of discontinued operations, net of income taxes of $114,964	-	2,059,777
Net income from discontinued operations	-	2,193,290

Net income (loss)	$ (18,977)	$ 2,536,447

Basic net income (loss) per share (Continuing operations)	$ (0.01)	$ 0.24
Basic net income (loss) per share (Discontinued operations)	$ -	$ 1.53
Basic net income (loss) per share	$ (0.01)	$ 1.77

Diluted net income (loss) per share (Continuing operations)	Anti-dilutive	$ 0.12
Diluted net income (loss) per share (Discontinued operations)	$ -	$ 0.74
Diluted net income (loss) per share	Anti-dilutive	$ 0.86

Weighted -average common shares used in the computation of EPS
Basic	1,431,503	1,431,503
Diluted	1,431,503	2,961,173

See accompanying notes to the
condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                                                   FORM 10-Q
ITEM 1 - FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Six Months Ended
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net income (loss)	$ (18,977)	$ 2,536,447
Net income from discontinued operations	-	2,193,290
Net income (loss) from continued operations	(18,977)	343,157
Adjustments to reconcile net income (loss) to
net cash flows from operating activities-continuing operations:
Depreciation and amortization	40,330	57,211
Debt forgiveness	-	(440,000)
Deferred income taxes	(33,000)	174,070
Receivables	346,112	1,005,588
Inventories	(39,824)	345,087
Prepaids & other assets	(22,998)	(40,805)
Accounts payable and due to finance company	(84,439)	(695,553)
Deferred revenue	190,052	(304,796)
Accrued liabilities	38,400	5,803
Net cash flows from operating activities-continuing operations	415,656	449,762
Net cash flows from operating activities-discontinued operations	-	(33,028)
Net cash flows from operating activities	415,656	416,734

Cash flows from investing activities:
Purchases of property and equipment	(7,212)	(5,863)
Changes in restricted cash	(11)	(11)
Proceeds from sale of discontinued operations	-	1,500,000
Net cash flows from investing activities-continuing operations	(7,223)	1,494,126
Net cash flows from investing activities-discontinued operations	-	(162,177)
Net cash flows from investing activities	(7,223)	1,331,949

Cash flows from financing activities:
Payment of line of credit	(47,197)	(772,790)
Principal payments on long-term debt	(167,112)	(164,577)
Principal payments on short-term notes payable	-	(150,000)
Funds received from discontinued operations	-	127,119
Net cash flows from financing activities-continuing operations	(214,3 09)	(960,248)
Net cash flows from financing activities-discontinued operations	-	(78,251)
Net cash flows from financing activities	(214,3 09)	(1,038,499)

Net change in cash	194,124	710,184
Less: Change in cash-discontinued operations	-	(273,456)
Net change in cash-continuing operations	194,124	983,640

Cash-continuing operations
Beginning of year	324,291	35,796
End of period	$ 518,415	$ 1,019,436

See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                                                             FORM 10-Q
ITEM 1 - FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the “Company”) and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Operating results for the six-month period ended December 31, 2014 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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
The following table illustrates the reporting of the discontinued operations on the face of the condensed statements of operations for the three and six months ended December 31, 2013:

Three Months Ended December 31, 2013

Revenue	$ 751,147

Cost of sales	471,906
Gross income	279,241

Operating expense
Sales & marketing	55,956
General & administrative	132,388
Operating income	660,250

Other income (expense)	4,483
Income before income taxes	95,380

Income tax expense	47,106
Gain on disposal of discontinued operations, net of income taxes of $114,964	2,059,777
Net income from discontinued operations	$ 2,108,051

Six Months Ended
December 31, 2013

Revenue	$ 1,730,948
Cost of sales	1,095,598
Gross income	635,350

Operating expenses:
Sales & marketing	118,342
General & administrative	296,717
Operating income	1,510,657

Other income (expense)	16,328
Income before income taxes	236,619

Income tax expense	103,106
Gain on disposal of discontinued operations, net of income taxes of $114,964	2,059,777
Net income from discontinued operations	$ 2,193,290

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

Three Months Ended
	December 31, 2014	December 31, 2013

Net Income (loss) from continuing operations	$ (34,020)	$ 377,786
Net Income from discontinued operation	-	2,108,051
Net income (loss)	$ (34,020)	$ 2,485,837

Basic net income (loss) per share (Continuing operations)	$ (0.02)	$ 0.26
Basic net income (loss) per share (Discontinued operations)	$ -	$ 1.47
Basic net income (loss) per share	$ (0.02)	$ 1.73

Diluted net income (loss) per share (Continuing operations)	Anti-dilutive	$ 0.13
Diluted net income (loss) per share (Discontinued operations)	$ -	$ 0.73
Diluted net income (loss) per share	Anti-dilutive	$ 0.86

Weighted -average common shares used in the computation of EPS
Basic	1,431,503	1,431,503
Diluted	1,431,503	2,890,844

Six Months Ended
	December 31, 2014	December 31, 2013

Net Income (loss) from continuing operations	$ (18,977)	$ 343,157
Net Income from discontinued operation	-	2,193,290
Net income (loss)	$ (18,977)	$ 2,536,447

Basic net income (loss) per share (Continuing operations)	$ (0.01)	$ 0.24
Basic net income (loss) per share (Discontinued operations)	$ -	$ 1.53
Basic net income (loss) per share	$ (0.01)	$ 1.77

Diluted net income (loss) per share (Continuing operations)	Anti-dilutive	$ 0.12
Diluted net income (loss) per share (Discontinued operations)	$ -	$ 0.74
Diluted net income (loss) per share	Anti-dilutive	$ 0.86

Weighted -average common shares used in the computation of EPS
Basic	1,431,503	1,431,503
Diluted	1,431,503	2,961,173

4.                 COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods.

5.                  INVENTORIES

The table below summarizes information about reported components of inventory for as of December 31, 2014 and as of June 30, 2014:

	December 31 , 2014	June 30, 2014
Raw Material	$ 1,833,265	$ 1,754,901
Work in Process	1,035,614	1,050,010
Finished Goods	-	24,144
Inventory	$ 2,868,879	$ 2,829,055

6 .                   LINE OF CREDIT AND LONG-TERM DEBT
Lines of Credit — Bank
The Company has a line of credit agreement with the SignatureB  ank allowing borrowings up to $ 1,000,000 , subject to certain borrowing base limitations, with interest at 2 % over the reference rate with a floor of 7% ( 7 % at December 31, 2014), maturing Aug, 2015.  The reference rate is the rate announced by U.S. Bank National Association referred to as the “U.S. Bancorp Prime Lending Rate”.  As of December 31 , 2014 and June 30,2014 , the outstanding borrowings under this line of credit were $ 751,317  and $ 798,514 , respectively. The proceeds can only be used to finance inventory destined for export outside the United States and to support performance bonds associated with related contract down payments.  The note is secured by the foreign accounts receivable and export inventory of the Company’s wholly-owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from the Company, the Chief Executive Officer and VP of Marketing and Sales and the assignment of a life insurance policy on the Chief Executive Officer.
Long -Term Debt

Long-term debt consisted of the following:

	December 31, 2014	June 30, 2014
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
	$ 873,235	$ 886,379
Note payable — SBA, payable in monthly installments of $ 20,503 including interest at the prime rate (as published by the Wall Street Journal) plus 1%, adjusted every calendar quarter ( 4.25 % at December 31, 2014), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the chief executive officer/key stockholder.	781,642	886,567
Note payable — SBA, payable in monthly installments of $ 5,107 , including interest and SBA fees for an interest rate of 4.1%, maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	707,660	723,239
Note payable — bank, payable in monthly installments of $ 6,091 with interest at 2.75 % over the U.S Bancorp Prime Lending Rate ( 6.0 % at December 31, 2014) through February 2016. The note is secured by the assets of the Company, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	81,960	115,424
Total Debt	2,444,497	2,611,609
Less current maturities	338,959	353,181
Long term Debt	$ 2,105,538	$ 2,258,428

The Company’s credit agreements with its bank contain certain annual covenants, which were not met at June 30, 2013, 2014 and 2015, but which were subsequently waived by the bank.  The next covenant calculation date will be June 30, 2016.

  7 .                  RECENTLY ISSUED ACCOUNTING GUIDANCE

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

(f) Leases
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of income and a consolidated statement of cash flows is largely unchanged from previous GAAP.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

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
During the six months’ period ended December 31, 2014, the Company recorded net loss from continuing operations of $18,977, compared to a net income from continuing operations of $343,157 during the six months’ period ended December 31, 2013.
For the first six months of fiscal year 2015, the Company had an increase in cash and cash equivalents from continuing operations of $194,124, compared to an increase of $983,640 for the same period in fiscal year 2014. As of December 31, 2014, the Company held cash and cash equivalents from continuing operations of $518,415, compared to $1,019,436 for cash and cash equivalents from continuing operations as of December 31, 2013. The Company’s net cash provided by operating activities of continuing operation was $415,656 in the first six months of fiscal year 2015, compared to net cash from operating activities of continuing operation of $449,762 in the same period of fiscal year 2014. The decrease in net cash provided from continuing operating activities during this six months’ period was primarily due to the increase of accounts receivable and inventory. Cash flow used in investing activities was $7,223 during the first six months of fiscal year 2015 and was primarily used for the purchase of property and equipment.  Net cash used in financing activities was $214,309 during the first six months of fiscal year 2015, compared to $960,248 used in prior fiscal year 2014.  The remaining increases and decreases in the components of the Company’s financial position reflect normal operating activity.
The Company had working capital of $1,796,818 at December 31, 2014, a decrease of $131,085 since June 30, 2014 due primarily to lower accounts receivable and cash. At December 31, 2014, current assets amounted to $4,470,696 and current liabilities were $2,673,878, resulting in a current ratio of 1.67 to 1.0, which was a slight change from 1.74 to 1.0 at June 30, 2014. Long-term debt was $2,105,538 and stockholders’ equity was $895,555 at December, 2014.
Capital expenditures for the first six months of fiscal year 2015 were $7,212, compared with capital expenditures of $5,863 during the same period in fiscal year 2014.
As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operating needs.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of December 31, 2014, inflation did not have a significant effect on the Company’s results in the first six months of fiscal year 2015.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL YEAR 2015 COMPARED
WITH SECOND QUARTER OF FISCAL YEAR 2014

Revenue increased $311,304 to $1,436,075, or 27.7%, in the second quarter of fiscal year 2015 in comparison to the prior year’s comparable period.  The increase was primarily due to market improvement.

Gross profit margin decreased 9.5% in the second quarter of fiscal year 2015, compared to the corresponding period in fiscal year 2014.  This decrease was primarily due to higher labor cost, especially overtime expenses.
Selling expenses as a percentage of sales decreased 17.1% of net revenues for the comparable period. The decrease of $8,526 in the second quarter of fiscal year 2015, compared to the corresponding period in fiscal year 2014, was primarily due to lower commission expense.
General and administrative expenses in the second quarter of fiscal year 2015 decreased $88,479, or 47.9%, in comparison to the second quarter of fiscal year 2014.  The decrease was primarily due to decrease in officer salaries, accounting and legal fees.
Interest expense in the second quarter of fiscal year 2015 was $46,214, a decrease of $9,731or 17.4%, in comparison to the second quarter of fiscal year 2014.  The decrease was due to lower debt balances.
Interest income in the second quarter of fiscal year 2015 is immaterial.

FIRST SIX MONTH OF FISCAL YEAR 2015 COMPARED
WITH FIRST SIX MONTH OF FISCAL YEAR 2014

Revenue increased $123,578 to $2,805,850, or 4.6%, in the first six months of fiscal year 2015 in comparison to the prior year’s comparable period.  The increase was primarily due market improvement.
Gross profit margin decreased 2.6% in the first six months of fiscal year 2015, compared to the corresponding period in fiscal year 2014.  This decrease was primarily due to higher labor cost, especially overtime expenses.
Selling expenses for the aviation ground support equipment business as a percentage of sales decreased .3% of net revenues for the comparable period. The decrease of $5,250 in the first six months of fiscal year 2015, compared to the corresponding period in fiscal year 2014, was primarily due to lower commission expense.
General and administrative expenses in the first six months of fiscal year 2015 decreased $118,736, or 35.9%, in comparison to the first six months of fiscal year 2014.  The decrease was primarily due to decrease in officer salaries, accounting and legal fees.
Interest expense in the first six months of fiscal year 2015 was $90,867, a decrease of $39,795 or 30.5%, in comparison to the first six months of fiscal year 2014.  The decrease was due to lower debt balances.
Interest income in the first six months of fiscal year 2015 is immaterial.

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

(a)                 CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the six months ended December 31, 2014, we implemented our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
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
As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the six months ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

  (b)     REMEDIATION ACTIONS

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2014. We implemented the following remediation actions during the six months ended December 31, 2014:

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.         MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.        OTHER INFORMATION

Not applicable.

ITEM 6.        EXHIBITS

The following exhibits are filed as part of this Quarterly Reporton Form 10-Q for the quarterly period ending December 31, 2014:

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

Date:  March 25, 2016

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

Date:           March 25, 2016

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

Date:           March 25, 2016

/s/ Robert C. Harvey

Robert C. HarveyPresident,

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer andChairman of the Board of Directors