Form 10-Q
period 2015-03-31
OAKRIDGE HOLDINGS INC
filed 2016-05-23
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
OF THE SECURITIES EXCHANGE ACT OF 1934
X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

For the quarterly period ended March 31, 2015

OR
TRANSITION REPORT UNDER SECTION 13 OR
15(d) OF THE EXCHANGE ACT

For the transition period from to

Commission file number 0-1937

OAKRIDGE HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

MINNESOTA 41-0843268
(State or other jurisdiction of(I.R.S. Employer
 Incorporation or organization)Identification Number)

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

The number of shares outstanding of Registrant's Common Stock on May 23, 2016, was 1,431,503.

OAKRIDGE HOLDINGS, INC.
FORM 10-Q
For the quarter ended March 31, 2015

TABLE OF CONTENTS
PART I.               Financial Information

ITEM 1.              Unaudited Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets as of March 31, 2015 and June 30, 2014
Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 and nine months ended March 31, 2015 and 2014
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2015 and 2014
Notes to Condensed Consolidated Financial Statements

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
ITEM 5.              Not Applicable
ITEM 6.              Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                                                                                                                                                               FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	March 31, 201 5	June 30, 2014
Current assets
Cash	$ 98,633	$ 324,291
Restricted cash	30,527	38,117
Trade accounts receivable, net	732,931	1,233,714
Inventories	3,105,508	2,829,055
Other current assets	71,846	44,010
Deferred income taxes	130,000	50,000
Total current assets	4, 169,445	4,519,187

Property, plant & equipment
Property, plant & equipment at cost	3,133,709	3,118,897
Less accumulated depreciation	(2,010,304)	(1,942,354)
Total property, plant & equipment	1,123,405	1,176,543

Other assets
Deferred financing costs	47,590	59,731
Other asset, non-current	8,783	8,783
Total other assets	56,373	68,514

Total assets	$ 5, 349,22 3	$ 5,764,244
 See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                                                 FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY	March 31, 201 5	June 30, 2014
Current liabilities
Line of credit - bank	$ 351,317	$ 798,514
Trade accounts payable	671,027	622,362
Due to finance company	206,722	444,592
Accrued liabilities	561,931	331,532
Current maturities of long-term debt	313,420	353,181
Deferred revenue	284,830	41,103
Total current liabilities	2,3 89 ,24 7	2,591,284

Long-term liabilities
Long term debt less current portion	2,045,736	2,258,428
Total Long-term liabilities	2,045,736	2,258,428

Total liabilities	4, 434,983	4,849,712

Stockholders' equity
Common Stock	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(1,686,886)	(1,686,594)
Total stockholders' equity	914,240	914,532

Total liabilities and stockholders' equity	$ 5, 349,223	$ 5,764,244
See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                                                                                                                                   FORM 10-Q

ITEM 1 - FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2015	March 31, 2014

Net Revenue	$ 1, 510,79 2	$ 1,138,810

Cost of sales	1,219,744	970,691

Gross profit	291,048	168,119

Operating expenses
Sales & marketing	39,405	37,533
General & administrative	180,033	136,777
Total operating expenses	219,438	174,310

Operating income (loss)	71 , 610	(6,191)

Other income (expenses)
Interest income	7	1,207
Interest expense	(38,932)	(40,454)
Total other expenses	(38,925)	(39,247)

Net income ( loss ) before income taxes	32,685	(45,438)
Income tax expense	14,000	78,000
Net income ( loss )	$ 18,685	$ (123,438)

Basic and diluted net income ( loss ) per share	$ 0.01	$ (0.09)

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503
  See accompanying notes to the condensed
consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                                           FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	March 31, 2015	March 31, 2014

Net r evenue	$ 4, 316 , 642	$ 3,821,082

Cost of sales	3,689,205	3,261,476

Gross profit	627,437	559,606

Operating expenses
Sales & marketing	105,285	108,663
General & administrative	391,916	467,396
Total operating expenses	497,201	576,059

Operating income (loss)	130,236	(16,453)

Other income (expenses)
Interest income	271	1,288
Interest expense	(129,799)	(171,116)
Debt forgiveness	-	440,000
Total other income (expenses)	(129,528)	270,172

Net income from continuing operations before income taxes	708	253,719
Income tax expense-continuing operation s	1,000	34,000
Net income (loss) from continuing operations	(292)	219,719

Discontinued operations:
Net i ncome from discontinued operation s before taxes	-	236,619
Income tax expense-discontinued operation s	-	103,106
Gain on disposal of discontinued operations, net of income taxes of $114,964	-	2,059,777
Net i ncome from discontinued operation s	-	2,193,290

Net income (loss)	$ (292)	$ 2,413,009

Basic net income (loss) per share (Continuing operations)	$ -	$ 0.16
Basic net income (loss) per share (Discontinued operations)	$ -	$ 1.53
Basic net income (loss) per share	$ -	$ 1.69

Diluted net income (loss) per share (Continuing operations)	Anti-dilutive	$ 0.10
Diluted net income (loss) per share (Discontinued operations)	$ -	$ 0.89
Diluted net income (loss) per share	Anti-dilutive	$ 0.99

Weighted -average common shares used in the computation of EPS
Basic	1,431,503	1,431,503
Diluted	1,431,503	2,455,496
See accompanying notes to the
condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                   FORM 10-Q
ITEM 1 - FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)
	Nine Months Ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net income (loss)	$ (292)	$ 2,413,009
Net income from discontinued operations	-	2,193,290
Net income (loss) from continued operations	(292)	219,719
Adjustments to reconcile net income (loss) to
net cash flows from operating activities-continuing operations:
Depreciation and amortization	67,950	85,671
Debt Forgiveness	-	(440,000)
Deferred income taxes	(80,000)	218,000
Receivables	500,783	1,078,063
Inventories	(276,453)	108,048
Prepaids & other assets	(15,695)	(21,077)
Accounts payable and due to finance company	(189,206)	(751,825)
Deferred revenue	243,727	(341,010)
Accrued liabilities	230,399	9,987
Net cash flows from operating activities-continuing operations	481 , 21 3	165,576
Net cash flows from operating activities-discontinued operations	-	(33,028)
Net cash flows from operating activities	4 81,213	132,548

Cash flows from investing activities:
Purchases of property and equipment	(14,812)	(14,134)
Changes in restricted cash	7,590	(13)
Proceeds from sale of discontinued operations	-	1,500,000
Net cash flows from investing activities-continuing operations	( 7 ,222 )	1,485,853
Net cash flows from investing activities-discontinued operations	-	(162,177)
Net cash flows from investing activities	( 7 ,222 )	1,323,676

Cash flows from financing activities:
Increase (decrease) in line of credit	(447,197)	(660,825)
Principal payments on long-term debt	(252,452)	(483,763)
Principal payments on short-term notes payable	-	(150,000)
Funds received from discontinued operations	-	127,119
Net cash flows from financing activities-continuing operations	(699,649)	(1,167,469)
Net cash flows from financing activities-discontinued operations	-	(78,251)
Net cash flows from financing activities	(699,649)	(1,245,720)

Net change in cash	(225,658)	210,504
Less: Change in cash-discontinued operations	-	(273,456)
Net change in cash-continuing operations	(225,658)	483,960

Cash-continuing operations
Beginning of year	324,291	35,796
End of period	$ 98,633	$ 519,756

See accompanying notes to the condensed

   consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                   FORM 10-Q

ITEM 1 - FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.         BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the "Company") and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2014. Operating results for the nine-month period ended March 31, 2015 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

The following table illustrates the reporting of the discontinued operations on the face of the condensed statements of operations for the nine months ended March 31, 2014:

Nine months Ended
March 31, 2014

Revenue	$ 1,730,948

Operating expenses:
Cost of sales	1,095,598
Sales & marketing	118,342
General & administrative	296,717
1,510,657

Other income (expense)	16,328

Income before income taxes	236,619

Income tax expense	103,106

Gain on disposal of discontinued operations, net of income taxes of $ 114,964	2,059,777

Net income from discontinued operations	$ 2,193,290

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

Three Months Ended
	March 31, 2015	March 31, 2014

Net income (loss)	$ 18,685	$ (123,438)

Basic and diluted net income (loss) per share	$ 0.01	$ (0.09)

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

Nine Months Ended
	March 31, 2015	March 31, 2014

Net Income (loss) from continuing operations	(292)	219,719
Net Income from discontinued operations	-	2,193,290
Net income (loss)	$ (292)	$ 2,413,009

Basic net income (loss) per share (Continuing operations)	$ -	$ 0.16
Basic net income (loss) per share (Discontinued operations)	$ -	$ 1.53
Basic net income (loss) per share	-	$ 1.69

Diluted net income (loss) per share (Continuing operations)	Anti-dilutive	$ 0.10
Diluted net income (loss) per share (Discontinued operations)	$ -	$ 0.89
Diluted net income (loss) per share	Anti-dilutive	$ 0.99

Weighted -average common shares used in the computation of EPS
Basic	1,431,503	1,431,503
Diluted	1,431,503	2,455,496

4.          COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods.

5.          INVENTORIES

The table below summarizes information about reported components of inventory for as of March 31, 2015 and as of June 30, 2014:
	March 31, 2015	June 30, 2014
Raw Material	$ 1,801,833	$ 1,754,901
Work in Process	1,303,675	1,050,010
Finished Goods	-	24,144
Inventory	$ 3,105,508	$ 2,829,055

6. LINE OF CREDIT AND LONG-TERM DEBT

Lines of Credit - Bank

The Company has a line of credit agreement with the Signature Bank allowing borrowings up to $ 1,000,000 , subject to certain borrowing base limitations, with interest at 2 % over the reference rate with a floor of 7% ( 7 % at March 31, 2015), maturing Aug, 2015. The reference rate is the rate announced by U.S. Bank National Association referred to as the "U.S. Bancorp Prime Lending Rate". As of March 31, 2015 and June 30, 2014, the outstanding borrowings under this line of credit were $ 351,317 and $ 798,514 , respectively. The proceeds can only be used to finance inventory destined for export outside the United States and to support performance bonds associated with related contract down payments. The note is secured by the foreign accounts receivable and export inventory of the Company's wholly-owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from the Company, the Chief Executive Officer and VP of Marketing and Sales and the assignment of a life insurance policy on the Chief Executive Officer.

Long-Term Debt

Long-term debt consisted of the following:
	March 31, 2015	June 30, 2014
Note payable - bank, payable in monthly installments of $ 6,672 including interest at 6.0%, with a balloon payment in January 2023. The note is secured by the first mortgage on property owned by the Company, continuing commercial guarantees from both the Company and the chief executive officer/key stockholder and by the assignment of a life insurance policy on the chief executive officer/key stockholder.
	$ 866,296	$ 886,379
Note payable - SBA, payable in monthly installments of $ 20,503 including interest at the prime rate (as published by the Wall Street Journal) plus 1%, adjusted every calendar quarter ( 4.25 % at March 31, 2015), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the chief executive officer/key stockholder.	728,203	886,567
Note payable - SBA, payable in monthly installments of $ 5,107 , including interest and SBA fees for an interest rate of 4.1%, maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	699,804	723,239
Note payable - bank, payable in monthly installments of $ 6,091 with interest at 2.75 % over the U.S Bancorp Prime Lending Rate ( 6.0 % at March 31, 2015) through February 2016. The note is secured by the assets of the Company, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	64,853	115,424
Total Debt	2,359,156	2,611,609
Less current maturities	313,420	353,181
Long term Debt	$ 2,045,736	$ 2,258,428

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

(e)       Deferred Taxes

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"). This new guidance requires businesses to classify deferred tax liabilities and assets on their balance sheets as noncurrent. Under existing accounting, a business must separate deferred income tax liabilities and assets into current and noncurrent. ASU 2015-17 was issued as a way to simplify the way businesses classify deferred tax liabilities and assets on their balance sheets. Public companies must apply ASU 2015-17 to fiscal years beginning after December 15, 2016. Companies must follow the requirements for interim periods within those fiscal years, but early adoption at the beginning of an interim or annual period is allowed for all entities. The Company will apply the guidance prospectively. The Company does not expect these amendments to have a material effect on its financial statements.

(f)        Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)," which requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. This ASU retains a distinction between finance leases and operating leases, and the classification criteria for distinguishing between finance leases and operating leases are substantially similar to the classification criteria for distinguishing between capital leases and operating leases in the current accounting literature. The result of retaining a distinction between finance leases and operating leases is that under the lessee accounting model in Topic 842, the effect of leases in a consolidated statement of income and a consolidated statement of cash flows is largely unchanged from previous GAAP. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier application is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

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

The Company disposed of its cemetery operations on December 23, 2013. The purchase price payable to the Company under the agreement was $2,060,000, consisting of (1) $1,500,000 in cash, and (2) satisfaction of $560,000 indebtedness owed by the Company to Mr. Harvey in the form of (1) $410,000 principal amount of debentures and (ii) a short-term loan of $150,000. The Company used the $1,500,000 of cash received from the disposal to reduce it indebtedness and to provide financing needed to maintain the Company's aviation ground support equipment segment and for corporate activities. Since the cemetery operations are considered discontinued the following discussion relates to the Company's aviation ground support equipment segment and corporate activities.

During the nine months' period ended March 31, 2015, the Company recorded loss from continuing operations of $292, compared to a net income from continuing operations of $219,719 during the nine months' period ended March 31, 2014.

For the first nine months of fiscal year 2015, the Company had a decrease in cash and cash equivalents from continuing operations of $225,658, compared to an increase of $483,960 for the same period in fiscal year 2014. As of March 31, 2015, the Company held cash and cash equivalents from continuing operations of $98,633, compared to $519,756 for cash and cash equivalents from continuing operations as of March 31, 2014. The Company's net cash provided by operating activities of continuing operation was $481,213 in the first nine months of fiscal year 2015, compared to net cash from operating activities of continuing operation of $165,576 in the same period of fiscal year 2014. The increase in net cash provided from continuing operating activities during this nine months' period was primarily due to the decrease of accounts receivable. Cash flow used in investing activities was $7,222 during the first nine months of fiscal year 2015 and was primarily used for the purchase of property and equipment. Net cash used in financing activities was $699,649 during the first nine months of fiscal year 2015, compared to $1,167,469 used in prior fiscal year 2014. The remaining increases and decreases in the components of the Company's financial position reflect normal operating activity.

The Company had working capital of $1,780,198 at March 31, 2015, a decrease of $147,705 since June 30, 2014 due primarily to lower accounts receivable and cash. At March 31, 2015, current assets amounted to $4,169,445 and current liabilities were $2,389,247, resulting in a current ratio of 1.75 to 1.0, which was almost the same as from 1.74 to 1.0 at June 30, 2014. Long-term debt was $2,045,736 and stockholders' equity was $914,240 at March 31, 2015.

Capital expenditures for the first nine months of fiscal year 2015 were $14,812, compared with capital expenditures of $14,134 during the same period in fiscal year 2014.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operating needs.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of March 31, 2015, inflation did not have a significant effect on the Company's results in the first nine months of fiscal year 2015.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEAR 2015 COMPARED
WITH THIRD QUARTER OF FISCAL YEAR 2014

Revenue increased $371,982 to $1,510,792, or 32.7%, in the third quarter of fiscal year 2015 in comparison to the prior year's comparable period. The increase was primarily due to market improvement.

Gross profit margin increased 4.5% in the second quarter of fiscal year 2015, compared to the corresponding period in fiscal year 2014. This increase was primarily due to lower labor cost, especially supervisor salaries.

Selling expenses as a percentage of sales increased 5% of net revenues for the comparable period. The increase of $1,872 in the third quarter of fiscal year 2015, compared to the corresponding period in fiscal year 2014, was primarily due to higher commission expense.

General and administrative expenses in the third quarter of fiscal year 2015 increased $43,256, or 31.6%, in comparison to the third quarter of fiscal year 2014. The increase was primarily due to increase in officer salaries, accounting and legal fees.

Interest expense in the third quarter of fiscal year 2015 was $39,405, a decrease of $1,522 or 3.8%, in comparison to the third quarter of fiscal year 2014. The decrease was due to lower debt balances.

Interest income in the second quarter of fiscal year 2015 is immaterial.

FIRST NINE MONTHS OF FISCAL YEAR 2015 COMPARED
WITH FIRST NINE MONTHS OF FISCAL YEAR 2014

Revenue increased $495,560 to $4,316,642, or 13%, in the first nine months of fiscal year 2015 in comparison to the prior year's comparable period. The increase was primarily due market improvement.

Gross profit margin decreased 0.11% in the first nine months of fiscal year 2015, compared to the corresponding period in fiscal year 2014. This decrease was primarily due to higher labor cost, especially overtime expenses.

Selling expenses for the aviation ground support equipment business as a percentage of sales decreased 3.1% of net revenues for the comparable period. The decrease of $3,378 in the first nine months of fiscal year 2015, compared to the corresponding period in fiscal year 2014, was primarily due to lower commission expense.

General and administrative expenses in the first nine months of fiscal year 2015 decreased $75,480, or 16.1%, in comparison to the first nine months of fiscal year 2014. The decrease was primarily due to decrease in officer salaries, accounting and legal fees.

Interest expense in the first nine months of fiscal year 2015 was $129,799, a decrease of $41,317 or 24.1%, in comparison to the first nine months of fiscal year 2014. The decrease was due to lower debt balances.

Interest income in the first nine months of fiscal year 2015 is immaterial.

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

(a)             CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the nine months ended March 31, 2015, we implemented our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the nine months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b) REMEDIATION ACTIONS

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2014. We implemented the following remediation actions during the nine months ended March 31, 2015:

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2015:

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

Date: May 23, 2016

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

Date:        May 23, 2016

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

Date:        May 23, 2016

/s/ Robert C. Harvey

Robert C. Harvey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer and Chairman of the Board of Directors