Form 10-K
period 2015-06-30
OAKRIDGE HOLDINGS INC
filed 2016-10-31
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

{X} ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
June 30, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes { } No {X }

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

Large accelerated filer ___                Accelerated filer   ___
Non-accelerated filer   ___         Small reporting company _X_
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes { } No {X}

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed fiscal year was approximately $286,301.

The number of shares outstanding of Registrant’s common stock on October 31, 2016, was 1,431,503.

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

PART I

ITEM 1: BUSINESS

GENERAL

Oakridge Holdings, Inc. and its subsidiary, collectively, are called the “Company” or “Oakridge,” and all references to “our,” “us” and “we” refer to Oakridge Holdings, Inc. and its subsidiary, collectively, unless the context otherwise requires.  The Company has one business segment — aviation ground support equipment.

The Company was incorporated as a Minnesota corporation in 1961 and began operations on March 6, 1961, with two cemeteries in Cook County, Illinois, selling cemetery property, merchandise and service.

On December 11, 2013 the Company entered into a Stock Purchase Agreement (the “Agreement”) with Robert C Harvey, the Company’s Chief Executive Officer and Chief Financial Officer and a director and the Chairman of the Board of Directors of the Company, pursuant to which the Company agreed to sell to Mr. Harvey the shares of common stock of Lain and Son, Inc. (“Lain”), a wholly-owned subsidiary of the Company.  Lain and its subsidiaries own the assets used in the operation of the Company’s Cemetery segment.

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

The closing of the transactions contemplated by the Agreement (the “Transactions”) occurred December 23, 2013.  Following completion of the Transactions, Mr. Harvey continued in his role as the Company’s Chief Executive Officer and Chief Financial Officer and a director and the Chairman of the Board of Directors of the Company.  The Company believes completion of the Transactions will strengthen the Company’s balance sheet and provide increased flexibility to its Stinar business to execute its operating plans in the future.

On June 29, 1998, the Company acquired substantially all of the assets of Stinar Corporation, a Minnesota corporation.  Stinar Corporation has been in business for 68 years and is an established international manufacturer, and its products are used by the airline support equipment industry.

Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies and airports.  These products are sold and marketed through our technically oriented sales staff as well as through independent distributors and sales representatives.  Approximately 18% of Stinar’s revenues in the year ended June 30, 2015 were generated by contracts with the U.S. Government, 8% were generated internationally and 74% were generated in the United States from non-governmental sales.  In year ended June 30, 2014 approximately 42% of Stinar’s revenues were generated by contracts with the U.S. Government, 27% were generated internationally and 31% were generated in the United States from non-governmental sales.

On June 20, 2016, the Company entered into an Asset Purchase with Kruckeberg Industries, LLC, a Delaware limited liability company.  Pursuant to the Agreement, the Company and Stinar agreed to sell to Purchaser substantially all of the assets owned by Stinar including the premises located at 3255 Sibley Memorial Highway, Eagan, Minnesota 55121, used in the operation of the Business, for an aggregate purchase price of approximately $300,000 in cash, subject to upward or downward adjustment based on the current liabilities to be purchased and assumed by Purchaser pursuant to the Agreement.

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

FINANCIAL INFORMATION ABOUT STINAR:

The following table summarizes the assets, revenues and operating profit or loss attributable to the Company’s aviation industry and corporate operations for the dates and periods indicated.  The Company evaluates the Company’s performance based on operating profit (loss).

As of and for the fiscal years ended June 30,                                                                                                         2015                       2014

Revenues:                                                                                                                                                        $5,590,094             $5,277,837
Operating profit (loss):                                                                                                                                        $(959,168)               $163,464
Identifiable assets:                                                                                                                                            $4,357,482             $5,764,244

REGULATIONS

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

The aviation ground support equipment business is extremely fragmented and diverse.  The purchasers of the types of equipment manufactured by Stinar tend to be long-standing, repeat customers of the same manufacturers, with quality, reliability, pricing, warranties, after market service and delivery being the key factors cited by customers in selecting an aviation ground support equipment supplier.  Accordingly, while the market for Stinar equipment is competitive, the Company believes that Stinar’s reputation for quality and reliable equipment and the industry’s familiarity with Stinar puts it on equal footing with its competitors.  Major domestic competitors include Global Ground Support, LLC in catering equipment; Lift-A-Loft Corporation and NMC-Wollard in passenger stairs; Lift-A-Loft Corporation, NMC-Wollard and Phoenix Metal Products in lavatory and water carts; and Tesco Equipment Corporation, Lift-A-Loft corporation, Phoenix Metal Products and NMC-Wollard in hi-lift equipment.  International competitors include Mullaghan Engineering and TLD, Inc. in catering equipment and stairs, and Accessair Systems, Inc. and Vestergaard Company, Inc. in water and lavatory carts.

MARKETING

The chief method of marketing Stinar’s equipment is through one-on-one customer contact made by sales employees of Stinar and manufacturers’ representatives under contract with Stinar.  Stinar’s customers report that Stinar has a reputation in the commercial aviation industry for manufacturing high-quality, reliable equipment.  Stinar intends to capitalize on this reputation in the domestic airline industry by reducing the amount of time needed to complete customer orders.  Stinar has also engaged manufacturers’ representatives to assist it in increasing sales to overseas markets.

CREDIT POLICIES

Stinar does not extend long-term credit to customers.

INTERNATIONAL

Stinar’s sales to customers outside the United States represented approximately 8% and 27% of Stinar’s net sales in 2015 and 2014, respectively. Products are manufactured and marketed through the Company’s sales department and sales representatives around the world.

OTHER BUSINESS INFLUENCES

The Company believes that its business is highly dependent upon the profitability of its customers in the airline and air cargo markets, and therefore, the Company’s profitability is affected by fluctuations in passenger and freight traffic and volatility of operating expenses, including the impact of costs related to labor, fuel and airline security.  Sales to the United States government also expose Stinar to government spending cuts and/or temporary shutdown of the government due to debt limits.  The United States Air Force, which historically has been a major purchaser of the Company’s equipment, is dependent upon governmental funding approvals.  Significant changes in raw material prices, such as steel and chassis, will also continue to impact our results.  As of October 31, 2016, the Company had approximately a $1,164,131 backlog. The backlog is due to commercial sales in the United States. The diversity of Stinar’s customer base and equipment lines helps mitigate the risks of Stinar’s business, as does the growing importance of marketing internationally, which provides Stinar with an additional customer base not influenced as greatly by U.S. economic conditions or U.S. politics.  We will also focus on key risk factors when determining our overall strategy and making decisions for allocating capital.  These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment.

The Company does not believe that the present overall rate of inflation will have a significant impact on the business segments in which it operates.

EMPLOYEES

As of June 30, 2015, the Company had 39 full-time employees.

A union does not represent the aviation segment employees, and the Company considers its labor relations to be good.

ITEM 1A: RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Company’s executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60654.

The term note payable secured by the facility and land was entered into in February 2013 into three separate loans:  The first loan is for $762,000 at 5.2% for 20 years with monthly payments of principal and interest of $5,107.05 maturing in March 2033, the second loan is for $925,000 at 6% amortized over 20 years with a 10 year balloon, with monthly payments of principal and interest of $6,671.53, and the third loan is a bridge loan for $200,000 at prime plus 2.75% (6% at June 30, 2015) for three years with monthly payments of principal and interest of $6,090.54.  For current loan balances please see Note 6 of the financial statements. The condition of the manufacturing facility and office space is fair and will require approximately $67,000 of repairs to the building in the foreseeable future. The Company expects to finance with cash flow. Management reviews insurance policies annually and believes that all of its properties are adequately insured.

ITEM 3:  LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings that arise from time to time in the ordinary course of business.  While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the Company.  As of June 30, 2015, there were no legal proceedings in either business.

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

FISCAL YEAR	2015	2014
	Low High	Low High
First Quarter	$ .38 $ .45	$ .43 $ .43
Second Quarter	$. 30 $ .38	$. 37 $ .43
Third Quarter	$. 30 $ .30	$. 33 $ .39
Fourth Quarter	$ .20 $ .30	$ .33 $ .33

As of September 23, 2016, there were 1,431,503 shares of Oakridge Holdings, Inc. common stock outstanding. The common stock shares outstanding are held by approximately 1,500 stockholders of record.  Each share is entitled to one vote on matters requiring the vote of shareholders.  We believe there are approximately 1,500 beneficial owners of the common stock.

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

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL 2015

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from its aviation manufacturing company  to meet operating needs, fund debt service, and fund capital requirements.  The sale of the cemetery and Stinar operations did provide sufficient cash during fiscal year 2014 to support day-to-day operations, amended debt service, and capital expenditures.  During fiscal 2013, the Company amended and refinanced a majority of its debt.  Subsequent to these amendments and refinancing, Stinar, as of June 30, 2015, has three notes payable aggregating $1,598,942 which mature from February 2016 through March 2033. Stinar also has a $674,376 term loan to finance inventories that matures in May 2018 and a $1,000,000 interest only line of credit to finance non-foreign accounts receivable, maturing in August 2015.

Stinar’s capital expenditures are expected to be approximately $200,000 under the five-year plan.  The funds are planned to be used for improvements of the manufacturing plant roof, equipment and parking lot.  These expenditures are expected to take place evenly over the five-year plan. Stinar’s capital expenditures for 2015 were approximately $10,000, $6,600 for various hand tools and equipment $1,600 for building improvements, and $1,500 for software and hardware equipment.   The Company expects to spend approximately $40,000, in fiscal year 2016 for Stinar’s capital expenditures.

RESULTS OF OPERATIONS — 2015 COMPARED TO 2014

STINAR OPERATIONS:

In 2015, revenue increased $312,257, or 6%, from $5,277,837 in 2014 to $5,590,094.  The increase was primarily due to increases in parts sales and increases in Lavatory & Water Truck sales.

Cost of sales in 2015 was $5,902,117 or 106% of sales, compared to 84% in 2014.  Accordingly, gross loss percentage decreased to -6% in 2015, compared to a gross profit of 16% in 2014.  Having a gross loss is because of a write-off of inventory.

Selling expenses decreased $13,833, or 9.5%, from $146,302 in 2014 to $132,469.  The decrease was primarily due to no commission paid to international agents.

General and administrative expenses increased $62,690, or 33%, from $190,531 in 2014 to $253,221.  The increase was primarily attributable to hiring a full-time controller.

Interest expense on Stinar specific debt decreased $26,864, or 14.7%, from $182,262 in 2014 to $155,398.  The decrease was attributable to less chassis sales and decreased bank debt.

CORPORATE:

Robert C Harvey received no payments during the fiscal year 2015 for salary from either Oakridge Holdings, Inc. or Stinar.

General and administrative expenses were $261,455, a decrease of $102,828, or 28% compared to 2014.  The decrease was primarily due to less salary paid to Robert Harvey and less legal fees.

Interest Expense was $0 or a decrease of $46,105, or 100% from 2014.  The decrease was due to the satisfaction of the debentures and short-term debt.

RESULTS OF OPERATIONS — 2014 COMPARED TO 2013

STINAR OPERATIONS:

In 2014, revenue decreased $4,138,001, or 44%, from $9,415,838 in 2013 to $5,277,837.  The decrease was primarily due to decreases in U.S. Government sales of $6,244,670. The decrease in government sales related to no United States government or GSA contracts and very few options being exercised on contracts with the United States Air Force, which was caused by budget cut backs.  International and United States commercial sales remain constant at fiscal years 2014 and 2013.  In 2014, the number of separate sales of equipment was 105, or a decrease of 41 sales or 39% in comparison to fiscal year 2013.  The greatest decrease was in hi-lift and stairs department, where sales decreased 50% and 29.6% respectively.

Cost of sales in 2014 was $4,413,257 or 83.7% of sales, compared to 98.6% in 2013.  Accordingly, gross profit percentage increased to 16.3% in 2014, compared to 1.4% in 2013.  Gross profit increased because of manufacturing more carts and less hilift and stairs which require a chassis and increased the costs of the equipment being sold.  In 2014, a new contract for substantially the same types of products was entered into with the U.S. Government with improved pricing , which  significantly improved Stinar’s gross margins.

Selling expenses increased $5,015, or 3.5%, from $141,287 in 2013 to $146,302.  The increase was primarily due to  greater commissions paid to international agents.

General and administrative expenses decreased $129,797, or 40.3%, from $320,328 in 2013 to $190,531.  The decrease was primarily attributable to one less full time office employee, reduction of fines and penalties from government contracts, and decrease in amortization costs

Interest expense on Stinar specific debt decreased $114,210, or 38.5%, from $296,472 in 2013 to $182,262.  The decrease was attributable to less equipment build on a chassis and decreased bank debt.

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

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the fiscal years ended June 30, 2015 and 2014 located at Exhibit 13, F-1, are incorporated herein.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A:  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure.  Notwithstanding the material weaknesses that existed as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We continue to evaluate the potential steps to remediate such material weaknesses, as described below.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a and 15d — 15f under the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework (the “COSO 2013 Framework”). Based on management’s assessment and those criteria, management believes that, as of June 30, 2015, as a result of the material weaknesses described below, the Company has not maintained effective internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with its assessment, management identified the following control deficiencies that represent material weaknesses at June 30, 2015:

●
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

●
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

●	Due to the lack of expertise and personnel for financial reporting, the Company was not able to file required financial reports on time.
●
The Company did not have effective controls to provide reasonable assurance as to timely account reconciliations. Management believes that there is a more than remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected in a timely manner. Management plans to update management plans in an effort to reduce the risk and material misstatement of the financial statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended June 30, 2015, we continue our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2014. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

●
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

●
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

●	Due to the lack of expertise and personnel for financial reporting, the Company was not able to file required financial reports on time.
●
The Company did not have effective controls to provide reasonable assurance as to the proper recognition and recording of receivables and revenue. Management plans to consult with third party advisors who are knowledgeable regarding revenue recognition in an effort to reduce the risk and material misstatement of the financial statements.

As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the Year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Actions

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2014. We implemented the following remediation actions during the year ended June 30, 2015:

Segregation of duties

● Engaged a third party specialist for advice and consultation
●	Provided training and education to different accounting functions
●	Established review controls

Financial reporting control

●	Provided training for calculating the cost of raw materials, work in progress, and finished goods.
●	Completed review of the Company's critical accounting and internal control policies with third party advisors that are knowledgeable regarding GAAP and internal controls
●	Provided training and education relating to accounting for debt modifications and extinguishments
●	Hired full-time financial controller to prepare consolidated financial statements

In addition to the above steps, management intends to continue its remediation efforts by:

●	Provide ongoing training and education relating to GAAP around complex and non-routine transactions specifically identified through regular review of emerging issues and Company business activities.
●
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

ITEM 9B:  OTHER INFORMATION.

None.

PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information has been furnished to the Company, as of October 31, 2016, by the persons who are directors of the Company.  Each director is elected to a term that lasts until the Company’s next annual meeting of shareholders or until their respective successors are elected and qualified.
Director	Age	Principal Occupation	Director Since
Robert C. Harvey	65	Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the Company and its wholly owned subsidiaries	1992
Robert B. Gregor	65	Secretary of the Company and Vice President of Sales and Marketing of the Company’s wholly owned subsidiary	1993
Lester Lind	68	Retired Business Owner of VonHanson’s Meats	2011
Pamela Whitney	63	Auditor for Wells Fargo Audit & Security	2003
Stewart Levin	61	Broker at Hallberg Commercial Insurers, Inc.	2011

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

Lester Lind is presently retired.  Prior to retiring in 2010, he was a shareholder of Von Hanson’s Meats and has more than 40 years’ experience in planning, developing and implementing openings of new operations across the United States.

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

To the Company’s knowledge, based solely on its review of the forms furnished to the Company and written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and persons who own more than 10% of the Company’s Common Stock were complied with in fiscal year 2015.

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

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation for the Company’s two most recently completed fiscal years provided to the Company’s Chief Executive Officer and Chief Financial Officer and its only other executive officer who earned remuneration exceeding $100,000 during fiscal year 2015 (the “Named Executive Officers”).
Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)

Robert C. Harvey Chairman of the Board, Chief Executive Officer and Chief Financial Officer	2015 2014	$94,600 $171,692	$- $3,360	$94,600 $188,652

Robert B. Gregor Secretary and Vice President of Marketing and Sales of Stinar Corporation	2015 2014	$108,120 $83,873	$- $206	$108,120 $84,079

The Company has not entered into employment agreements with any of the Named Executive Officers.  The amounts listed in the table above under “All Other Compensation” represent life insurance premium payments made by the Company for Robert Gregor and Robert Harvey.  Robert C Harvey forgave $440,000 of salary in 2014 and did not receive any cash payments for salary due to cash flow.

The Company did not make any grants of restricted stock, stock options or other equity-based compensation to the Named Executive Officers during fiscal year 2015 or 2014.  The Company does not currently have any equity compensation plans.

The table below sets forth the compensation paid to each non-employee director of the Company during fiscal year 2015.  The Company’s directors who are employees do not receive separate compensation for serving as directors.  Each of the Company’s directors is reimbursed for all out-of-pocket expenses incurred on behalf of the Company in connection with serving on the Board.
Name	Fees earned ($)	Total($)
Lester Lind	2,000	2,000

Pamela Whitney	2,000	2,000

Stewart Levin	2,000	2,000

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

Name	Number of shares beneficially owned(1)	Percent of Class
Robert C. Harvey*	312,278(2)	21.8%
Robert B. Gregor*	147,164(3)	10.2%
Lester Lind	--	--
Pamela Whitney	--	--
Stewart Levin	--	--

All directors and executive officers as a group (5 persons)	459,442(2, 3)	32.0%

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

During fiscal years 2015 and 2014, amounts expensed for non-audit compliance services provided by entities related to the Company’s Chief Executive Officer, Robert Harvey, were $0 and $25,585, respectively.  The Company also has a month-to-month operating lease for office space from the Chief Executive Officer and the total rent expense was $ 12,000 and $27,000 under this lease in fiscal years 2015 and 2014.

On June 16, 2009, the Company entered into unwritten loan agreements with our Chief Executive Officer and Robert Gregor, the Company’s Secretary and Vice President of Sales and Marketing.  The aggregate principal amount of each loan, which is the largest amount of principal outstanding since the date of the loan was as follows: (1) due to Robert Harvey, $150,000 and (2) due to Robert Gregor, $150,000. The loans were repaid during fiscal year 2014.  Each of the loans described in this paragraph bears interest at the rate of 9.00% per annum, was unsecured and was payable on demand.  During the fiscal year ended June 30, 2015, no interest was paid to Robert Gregor and Robert Harvey.

On May 10, 2008, the Company agreed to issue $505,000 aggregate principal amount of 9.00% Convertible Subordinated Debentures to the following people for cash contributed by those people to the Company: (1) Robert Harvey, the Company’s Chairman of the Board, Chief Executive Officer and Chief Financial Officer and a director, and (2) Robert Gregor, the Company’s Secretary, the Vice President of Sales and Marketing of one of the Company’s wholly-owned subsidiaries and a director. The aggregate principal amount of each debenture, which is the largest amount of principal outstanding since July 1, 2012 was as follows: (1) for Robert Harvey, $410,000 and (2) for Robert Gregor, $150,000.  The loan was repaid during fiscal year 2014.  During the fiscal year ended June 30, 2015, no interest was paid to Robert Gregor and Robert Harvey.  Each debenture accrued interest at the rate of 9.00% per annum, payable on January 1 of each year until the principal amount of the debenture has been paid in full or converted into the Company’s Common Stock.

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

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for the Company by Olsen Thielen & Co. LTD (OT), BDO USA, LLP (BDO), the Company’s prior auditors, for the years ended June 30, 2015, and 2014 were as follows:

	Fiscal 2015	Fiscal 2014
	OT	OT	BDO
Audit Fees	$51,000	$57,500	$58,750
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees
Total	$51,000	$57,500	$58,750
The Audit Fees for the years ended June 30, 2015 and 2014 were the amounts billed or to be billed for professional services in connection with the audits of the consolidated financial statements of the Company and its quarterly (Form 10-Q) and yearly filings (Form 10-K) with the SEC.

There were no Audit-Related Fees billed by our principal accountants for the years ended June 30, 2015 and 2014.

There were no Tax Fees billed by our principal accountants for the years ended June 30, 2015 and 2014.

There were no Other Fees billed by our principal accountants for the years ended June 30, 2015 and 2014.

The de minimis exception was not used for any fees paid to OT or BDO.

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

The following consolidated financial statements of Oakridge Holdings, Inc. and subsidiaries, together with the Report of Independent Registered Public Accounting Firm, are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2015 and 2014

Consolidated Statements of Operations for the Years Ended June 30, 2015 and 2014

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended June 30, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended June 30, 2015 and 2014

Notes to Consolidated Financial Statements

The following documents are filed or incorporated by reference as part of this Form 10-K:

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

                                                                                                                                   OAKRIDGE HOLDINGS, INC.

Dated: October 31, 2016                                                                                                By /s/ Robert C. Harvey
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

Dated: October 31, 2016                                                                                                By /s/ Robert C. Harvey
                                                                                                                                             Robert C. Harvey
                                                                                                                                             Chief Executive Officer
                                                                                                                                             Chief Financial Officer (principal accounting officer)
                                                                                                                                             Director

Dated: October 31, 2016                                                                                                By /s/ Robert B. Gregor
                                                                                                                                             Robert B. Gregor
                                                                                                                                             Secretary
                                                                                                                                             Director

Dated: October 31, 2016                                                                                                By /s/ Lester Lind
                                                                                                                                             Lester Lind
                                                                                                                                             Director

Dated: October 31, 2016                                                                                                By /s/ Steward Levin
                                                                                                                                             Stewart Levin
                                                                                                                                             Director

Dated: October 31, 2016                                                                                                By /s/ Pamela Whitney
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

                         c)                        evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                         d)                        disclosed in this report any change in the registrant’s internal control over financial reporting (as defined in Exchange Act Rules 13aâÂ?Â?15(f) and 15dâÂ?Â?15(f)) that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

                         5.                        I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

Dated:  October 31, 2016

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

Dated: October 31, 2016

By /s/ ROBERT C. HARVEY
_______________________
Robert C. Harvey
President, Chief Executive Officer
Chief Financial Officer (principal accounting officer)
Chairman of the Board of Directors

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015 AND 2014

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements:

Consolidated Balance Sheets	2-3

Consolidated Statements of Operations	4

Consolidated Statements of Stockholders' Equity (deficit)	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oakridge Holdings, Inc. and Subsidiaries
Eagan, Minnesota

We have audited the accompanying consolidated balance sheets of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  Oakridge Holdings, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen and Co., Ltd.

St. Paul, Minnesota

October 31, 2016

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2015	June 30, 2014
Current assets
Cash	$ 55,042	$ 324,291
Restricted cash	-	38,117
Trade accounts receivable less allowance for doubtful accounts of $0 and $15,000 in 2015 and 2014	463,852	1,233,714
Inventories, net	2,382,634	2,829,055
Other current assets	36,032	44,010
Deferred income taxes	126,000	50,000
Total current assets	3,063,560	4,519,187

Property, plant & equipment
Property, plant & equipment	3,128,577	3,118,897
Less accumulated depreciation	(2,016,840)	(1,942,354)
Total property, plant & equipment	1,111,737	1,176,543

Other assets
Deferred financing costs	44,402	59,731
Other asset, non-current	8,783	8,783
Deferred income taxes	129,000	-
Total other assets	182,185	68,514

Total assets	$ 4,357,482	$ 5,764,244

The accompanying notes are an integral part of these consolidated financial statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	June 30, 2015	June 30, 2014
Current liabilities
Line of credit - bank	$ -	$ 798,514
Trade accounts payable	825,288	622,362
Due to finance company	297,188	444,592
Accrued liabilities	594,767	331,532
Current maturities of long-term debt	317,990	353,181
Deferred revenue	293,685	41,103
Total current liabilities	2,328,918	2,591,284

Long-term liabilities
Long term debt less current portion	1,955,328	2,258,428
Total Long-term liabilities	1,955,328	2,258,428

Total liabilities	4,284,246	4,849,712

Stockholders' equity (deficit)
Preferred Stock, $.10 par value, 1,000,000 shares authorized and none issued	-	-
Common Stock, $.10 par value, 50,000,000 shares authorized and 1,431,503 shares issued and outstanding in 2015 and 2014	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(2,527,890)	(1,686,594)
Total stockholders' equity (deficit)	73,236	914,532

Total liabilities and stockholders' equity (deficit)	$ 4,357,482	$ 5,764,244

The accompanying notes are an integral part of these consolidated financial statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	June 30, 2015	June 30, 2014

Net Revenue	$ 5,590,094	$ 5,277,837

Cost of sales	5,902,117	4,413,257

Gross profit (loss)	(312,023)	864,580

Operating expenses
Sales & marketing	132,469	146,302
General & administrative	514,676	554,814
Total operating expenses	647,145	701,116

Operating income (loss)	(959,168)	163,464

Other income (expenses)
Interest income	271	1,575
Interest expense	(155,398)	(228,367)
Debt forgiveness	202,949	440,000
Total other income (expenses)	47,822	213,208

Net income (loss) from continuing operations before income taxes	(911,346)	376,672
Income tax (expense) benefit -continuing operation	70,050	(39,430)
Net income (loss) from continuing operations	(841,296)	337,242

Discontinued operations:
Net Income from discontinued operation before taxes	-	236,619
Income tax expense-discontinued operation	-	(103,106)
Gain on disposal of discontinued operations, net of income taxes of $114,964	-	2,059,777
Net Income from discontinued operation	-	2,193,290

Net income (loss)	$ (841,296)	$ 2,530,532

Basic net income (loss) per share (Continuing operations)	$ (0.59)	$ 0.24
Basic net income (loss) per share (Discontinued operations)	$ -	$ 1.53
Basic net income (loss) per share	$ (0.59)	$ 1.77

Diluted net income (loss) per share (Continuing operations)	Anti-dilutive	$ 0.16
Diluted net income (loss) per share (Discontinued operations)	$ -	$ 1.00
Diluted net income (loss) per share	Anti-dilutive	$ 1.16

Weighted -average common shares used in the computation of EPS
Basic	1,431,503	1,431,503
Diluted	1,431,503	2,196,338

 The accompanying notes are an integral part of these consolidated financial statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2015 AND 2014

	Common Stock		Additional
	Number of		PaidIn
	Shares	Amount	Deficit	Total

BALANCE, June 30, 2013	1,431,503	$143,151	$(4,217,126)	$ (1,616,000)
Net income			2,530,532	2,530,532
BALANCE, June 30, 2014	1,431,503	$143,151	$(1,686,594)	$914,532
Net loss			(841,296)	(841,296)
BALANCE, June 30, 2015	1,431,503	$143,151	$(2,527,890)	$ 73,236

The accompanying notes are an integral part of these consolidated financial statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years Ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net income (loss)	$ (841,296)	$ 2,530,532
Net income from discontinued operations	-	2,193,290
Net income (loss) from continued operations	(841,296)	337,242
Adjustments to reconcile net income (loss) to
net cash flows from operating activities-continuing operations:
Depreciation and amortization	89,815	96,258
Debt Forgiveness	(202,949)	(440,000)
Deferred income taxes	(205,000)	218,000
Receivables	769,862	393,183
Inventories	446,421	33,121
Other assets	7,978	(2,789)
Accounts payable and due to finance company	55,522	(509,470)
Deferred revenue	252,582	(302,247)
Accrued liabilities	466,184	52,031
Net cash flows from operating activities-continuing operations	839,119	(124,671)
Net cash flows from operating activities-discontinued operations	-	(33,028)
Net cash flows from operating activities	839,119	(157,699)

Cash flows from investing activities:
Purchases of property and equipment	(9,680)	(29,506)
Changes in restricted cash	38,117	(18)
Proceeds from sale of discontinued operations	-	1,500,000
Net cash flows from investing activities-continuing operations	28,437	1,470,476
Net cash flows from investing activities-discontinued operations	-	(162,177)
Net cash flows from investing activities	28,437	1,308,299

Cash flows from financing activities:
Increase (decrease) in line of credit	(798,514)	(476,486)
Principal payments on long-term debt	(338,291)	(557,943)
Principal payments on short-term notes payable	-	(150,000)
Funds received from discontinued operations	-	127,119
Net cash flows from financing activities-continuing operations	(1,136,805)	(1,057,310)
Net cash flows from financing activities-discontinued operations	-	(78,251)
Net cash flows from financing activities	(1,136,805)	(1,135,561)

Net change in cash	(269,249)	15,039
Less: Change in cash-discontinued operations	-	(273,456)
Net change in cash-continuing operations	(269,249)	288,495

Cash-continuing operations
Beginning of year	324,291	35,796
End of period	$ 55,042	$ 324,291

Supplemental disclosure and Cash Flow information
Cash paid during the years for:
Interest	$ 155,398	$ 228,367
Income taxes	$ -	$ 7,497

The accompanying notes are an integral part of these consolidated financial statements.

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

On December 11, 2013, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Robert C. Harvey, the Company’s Chief Executive Officer and Chief Financial Officer and a director and the Chairman of the Board of Directors of the Company, pursuant to which the Company agreed to sell to Mr. Harvey the shares of common stock of Lain and Son, Inc. (“Lain”), a wholly-owned subsidiary of the Company. Lain and its subsidiaries own the assets used in the operations of the Company’s cemetery business.

The purchase price payable to the Company under the Agreement was $2,060,000, consisting of (1) $1,500,000in cash, and (2) satisfaction of $560,000indebtedness owed by the Company to Mr. Harvey in the form of (i) $410,000principal amount of debentures and (ii) a short-term loan of $150,000. The net carrying value of the underlying assets and liabilities of the cemetery operations was approximately negative $6,000as of December 11, 2013.

The closing of the transactions contemplated by the Agreement (the “Transactions”) was completed on December 23, 2013. Following completion of the Transactions, Mr. Harvey has continued in his role as the Company’s Chief Executive Officer, Chief Financial Officer and the Chairman of the Board of Directors of the Company.

The Company has no continuing involvement with Lain and Son, Inc. and its subsidiaries. The Company does not have the ability to influence operations or financial policies, has not retained risk associated with Lain and Son, Inc. and its subsidiaries’ operations, and does not have the ability to restrict other entities from benefiting through association with Lain and Son, Inc. and its subsidiaries.

On June 20, 2016, the Company entered into an Asset Purchase with Kruckeberg Industries, LLC, a Delaware limited liability company.  Pursuant to the Agreement, the Company and Stinar agreed to sell to Purchaser substantially all of the assets owned by Stinar including the premises located at 3255 Sibley Memorial Highway, Eagan, Minnesota 55121, used in the operation of the Business, for an aggregate purchase price of approximately $300,000in cash, subject to upward or downward adjustment based on the current liabilities to be purchased and assumed by Purchaser pursuant to the Agreement.

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

Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at June 30, 2015 and 2014, and the methods and assumptions used to estimate such fair values, were as follows:

Cash, accounts receivable, trade accounts payable and due to finance company - Fair value approximates the carrying amount because of the short maturity of those financial instruments.

Long-term debt and other notes payable — Fair value is estimated using discounted cash flow analyses, based on the interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities as of June 30, 2015 and 2014. The fair value of long-term debt and other notes payable approximated their carrying values at June 30, 2015 and 2014.

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

Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company generally does not require collateral for its trade accounts receivable. One United States customer accounted for 54% or $252,275 of Stinar’s accounts receivable at June 30, 2015. Additionally, the U.S. Government accounted for approximately 0% and 61% of Stinar’s accounts receivable at June 30, 2015 and 2014, respectively.

Customers

A significant portion of the Company's customers are concentrated in the aviation industry.

Stinar’s net sales were concentrated as follows in 2015; international customers (8%), U.S. Government (18%) and North American are (74%). Stinar’s net sales were concentrated as follows in 2014: international customers (27%), U.S. Government (42%) and North American (31%)

Restricted Cash

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

Inventories

Finished goods, component parts and work-in-process inventories are stated at the lower of cost (first-in, first-out [FIFO]) or market. The Company reviews inventory on an annual basis and provides an inventory reserve for slow-moving, obsolete or unusable inventory, if necessary. As of June 30, 2015, the Company determined an obsolete inventory reserve of $300,000 to be necessary. The Company reserved $-0- inventory reserve as of June 30, 2014.

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

Debt Issuance Costs - Debt issuance costs are carried at cost and amortized using the straight-line method over the term of the related debt. Amortization of these debt costs, recognized and reported as interest expense for the years ended June 30, 2015 and 2014, was $15,329 and $14,598, respectively.

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

Product Warranty Liability

The Company’s warrants its products against certain defects based on contract terms. Generally, warranty periods are five years for workmanship and manufacturing defects and seven years for painting defects. The Company has recourse provisions for certain items that would enable recovery from third parties for amounts paid under the warranties. At June 30, 2015 and 2014, the Company's estimated product warranty liability based on historical activity was $15,000 and $15,000, respectively.

Revenue Recognition

In May 2014, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under United States Generally Accepted Accounting Procedures (GAAP). The core principles of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption ( which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Management also assesses whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has not identified any material uncertain tax positions as of June 30, 2015 and 2014.

The Company files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company's tax years dating back to 2002 remain open to examination due to unexpired net operating loss carry forwards originating in and subsequent to that year.

Environmental Costs

Environmental expenditures that pertain to current operations or relate to future revenue are expensed or capitalized consistent with the Company's capitalization policy. Expenditures that result from the remediation of an existing condition caused by past operations that do not contribute to current or future revenue are expensed. Liabilities are recognized for remedial activities when the clean-up is probable and the cost can be reasonably estimated. The Company has not identified any environmental cost liabilities as of June 30, 2015 and 2014.

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

(c)      Disclosure of Discontinued Operations
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

(d)       Leases
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842 ” (“ASU 2016-02”), which requires lessees to put most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. The standard states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the timing of our adoption and the impact that the updated standard will have on our consolidated financial statements.

3. Inventories

Production inventories consisted of the following at June 30:
	2015	2014
Finished goods	$ -	$24,144
Workinprocess	1,398,258	1,050,010
Raw materials and trucks	984,376	1,754,901
	$2,382,634	$2,829,055

4. Property and Equipment

Property and equipment, at cost consisted of the following at June 30:
	2015	2014
Land and improvements	$414,960	$414,960
Building and improvements	1,542,316	1,540,733
Vehicles	64,623	64,623
Equipment	1,106,678	1,098,581
	$3,128,577	$3,118,897

Depreciation charged to operations was $74,486in 2015 and $81,668in 2014.

5. Accrued Liabilities

Accrued liabilities consisted of the following at June 30:
	2015	2014
Compensation and payroll taxes	$333,793	$220,868
Other	35,724	20,364
Income Taxes	225,250	90,300
	$594,767	$331,532

6. Debt

Due to Finance Company

A finance company finances a subsidiary's inventory chassis purchases, which are used in the production of aviation ground support equipment.  At June 30, 2015 and 2014, $297,188and $444,592was outstanding with interest ranging from4.67% to8.25%, beginning 90 days after purchase. Principal payments on chassis purchases are due in full, six months after purchase. The financing is secured by chassis inventory and personally guaranteed by the assets of the chief executive officer/key stockholder.

Lines of Credit — Bank

The Company had a line of credit agreement with the Signature Bank allowing borrowings up to $1,000,000, subject to certain borrowing base limitations, with interest at2% over the reference rate with a floor of7% (7% at June 30, 2015), maturing Aug, 2015.  The reference rate was the rate announced by U.S. Bank National Association referred to as the “U.S. Bancorp Prime Lending Rate”.  As of June 30, 2015 and 2014, the outstanding borrowings under this line of credit were $-and $798,514, respectively. The proceeds could only be used to finance inventory destined for export outside the United States and to support performance bonds associated with related contract down payments.  The note was secured by the foreign accounts receivable and export inventory of the Company’s wholly-owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from the Company, the Chief Executive Officer and VP of Marketing and Sales and the assignment of a life insurance policy on the Chief Executive Officer.

Long-Term Debt

Future maturities of long-term debt are as follows at June 30, 2015:
	2015	2014
Note payable — bank, payable in monthly installments of $6,672including interest at6.0%, with a balloon payment in January 2023. Effective June 2015, the interest rate is10% due to payment default in accordance with the terms of the note. The note is secured by the first mortgage on property owned by the Company, continuing commercial guarantees from both the Company and the chief executive officer/key stockholder and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	$859,542	$886,379
Note payable — SBA, payable in monthly installments of $20,503including interest at the prime rate (as published by the Wall Street Journal) plus1%, adjusted every calendar quarter (4.25% at June 30, 2015), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the chief executive officer/key stockholder.	674,376	886,567
Note payable — SBA, payable in monthly installments of $5,107, including interest and SBA fees for an interest rate of5.2%, maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	691,903	723,239
Note payable — bank, payable in monthly installments of $6,091with interest at2.75% over the U.S Bancorp Prime Lending Rate through February 2016. Effective June 2015, the interest rate is7.25% due to payment default in accordance with the terms of the note. The note is secured by the assets of the Company, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	47,497	115,424
Long-term debt subtotal	2,273,318	2,611,609
Less current maturities	317,990	353,181
	$1,955,328	$2,258,428
Future maturities of long-term debt are as follows at June 30, 2015:

	2016	317,990
	2017	284,365
	2018	277,639
	2019	59,539
	2020	62,789
	Thereafter:	1,270,996
		2,273,318

Loan Covenants

The Company’s credit agreements with its bank contain certain annual covenants, which were not met at June 30, 2013 and 2014, but which were subsequently waived by the bank.  The covenants for June 2015 were not met and were not waived by the bank. However, due to the passage of time the notes have not been reclassified as due on demand as of June 30, 2015. The covenants for June 2016 were not met and were not waived by the bank. The next covenant calculation date will be June 30, 2017.

7. Income Taxes

	2015	2014
Current tax expense (benefit)
Federal	$ -	$32,600
State	-	57,700
Total current	-	90,300
Deferred tax expense (benefit)	-	-
Federal	(154,000)	1,110,625
State	83,950	314,056
Total deferred	(70,050)	1,424,681
Valuation Allowance	-	1,257,481
Total expense (benefit) for income taxes	$ (70,050)	$257,500

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.   The major temporary differences that give rise to the deferred tax liabilities and assets are as follows at June 30:

	2015	2014
Deferred tax assets:
Inventory	$41,000	$7,188
Accrued Compensation	103,000	65,448
Tax credit carryforwards	151,000	123,769
Net operating loss carryforwards	568,000	127,612
Other	-	7,108
Valuation allowance	(590,000)	(258,125)
Gross deferred tax asset	273,000	73,000

Deferred tax liabilities:
Property and equipment	(18,000)	(23,000)
Gross deferred tax liability	(18,000)	(23,000)
Net deferred tax asset	$255,000	$50,000

	2015	2014
Statutory U.S. federal tax rate	-34%	-34%
State taxes, net of federal benefit	-2%	-2%
Permanent differences and other	1%	1%
Valuation allowance	43%	44%
Effective tax rate	8%	9%
The Company has federal and state net operating loss carryforwards of approximately $1,500,000and $590,000, respectively. Net operating loss carry forwards expires beginning in2028 .

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry forwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. The Company has determined that a valuation allowance of $590,000and $258,125, related to deferred tax assets is necessary at June 30, 2015 and June 30, 2014.

8. Other Related Party Transactions

Amounts expensed for tax compliance services provided by entities related to the chief executive officer’s spouse were $0in 2015 and $25,585in 2014.  Total amounts, including amounts from prior periods, owed to these entities aggregated $42,126and $34,126as of June 30, 2015 and 2014, respectively, and is included in trade accounts payable on the accompanying balance sheets. The Company has a month-to-month operating lease for its corporate offices from one of the officers.  Total rent expense for this lease was $12,000in 2015 and $27,000in 2014. Total amounts owned on this lease were $6,000and $0as of June 30, 2015 and 2014, respectively and is included in trade accounts payable on the accompanying balance sheets. The Company has a short term payable of $25,000to a related entity that is expected to be applied to future charges. This amount is included in trade accounts payable.

9. Stock Options

On September 1, 1998, the Board of Directors approved a Stock Incentive Awards Plan to attract and retain individuals to contribute to the achievement of the Company's economic objectives. Under the Plan, individuals are eligible based on the judgment of a committee of Board members (committee). At the discretion of the committee, eligible recipients may be granted options to purchase shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. The stock options are exercisable at such times and in such installments as determined by the committee, limited to a maximum of ten years from the date of the grant. The Plan has authorized the issuance of 175,000 shares of common stock under the Plan, there were no grants for shares issued in 2015 and 2014, and as of June 30, 2015, 175,000 shares were available for future grants.  There are no outstanding options at June 30, 2015 and for the years ended June 30, 2015 and 2014 there was no stock option expense.

10. Earnings Per Share of Common Stock

The following table reconciles the net income and shares of the basic and diluted earnings per share computations:

Years Ended
	June 30, 2015	June 30, 2014
Net income (loss) from continuing operations	$ (841,296)	$ 337,242
Net Income from discontinued operations	-	2,193,290
Net income (loss)	$ (841,296)	$ 2,530,532

Weighted - average common shares used in the computation of basic earnings per share	1,431,503	1,431,503
Additional common shares to be issued assuming conversion of convertible debentures	-	764,835
Weighted - average common shares used in the computation of diluted earnings per share	1,431,503	2,196,338
Additional income from continuing operations, assuming conversion of convertible debentures at the beginning of the period, net of taxes	$ -	$ 16,862

Basic net income (loss) per share (Continuing operations)	$ (0.59)	$ 0.24
Basic net income per share (Discontinued operations)	$ -	$ 1.53
Basic net income (loss) per share	$ (0.59)	$ 1.77

Diluted net income (loss) per share (Continuing operations)	$ (0.59)	$ 0.16
Diluted net income per share (Discontinued operations)	$ -	$ 1.00
Diluted net income (loss) per share	$ (0.59)	$ 1.16

11.    Discontinued Operations-Cemetery Business

Effective December 23,2013 , the Company sold Lain and Son, Inc. and its subsidiaries located in Chicago, Illinois. In accordance with accounting standards, the results of operations and cash flow of Lain and Son, Inc. and its subsidiaries have been reflected in the consolidated financial statements and notes to consolidated financial statements as discontinued operations for 2014.

2014
Revenues	$1,730,948
Cost of Goods Sold	1,095,598
Gross Profit	635,350
Selling Expense	118,342
General & administrative	296,717
Total Selling, General & administrative	415,059
Income from Operations	220,291
Other income (expenses)	16,328
Income from operations before taxes	236,619
Income taxes	103,106
Net Income	$133,513

12.   Multi-Employer Pension Plan

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

1.The Company's contributions to the multi-employer plan may be used to provide benefits to all participating employees of the program, including employees of other employers.
2.In the event that another participating employer ceases contributions to the multi-employer plan, the Company may be responsible for any unfunded obligations along with the remaining participating employers
3. If the Company chooses to withdraw from the multi-employer plan, then the Company may be required to pay a withdrawal liability, based on the underfunded status of the plan at that time

The Company’s participation in this plan ended December 23, 2013 with the Company’s sale of Lain and Son, Inc. (See Note 1: Nature of Business).

As of June 30, 2014, the plan-certified zone status as defined by the Pension Protection Act of 2006 was Red and accordingly the plan has implemented a financial improvement plan or a rehabilitation plan. The Plan is charging contributing employers a10% surcharge on all contributions made to the Plan. The Company's contributions to the multi-employer plan did not exceed5% of the total plan contributions for the fiscal years 2015 or 2014. The Company made contributions to the plan of $11,662in 2014.