Form 10-Q
period 2015-09-30
OAKRIDGE HOLDINGS INC
filed 2016-12-22
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
X          QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2015
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

          400 WEST ONTARIO STREET, CHICAGO, ILLINOIS60654
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
Non-accelerated filer   ___Smaller reporting company _ X _
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares outstanding of Registrant’s Common Stock on December 22, 2016, was 1,431,503.

OAKRIDGE HOLDINGS, INC.

FORM 10-Q
For the quarter ended September 30, 2015
TABLE OF CONTENTS PART I.                       Financial Information

ITEM 1.            Unaudited Condensed Consolidated Financial Statements:

      (a)  Condensed Consolidated Balance Sheets as of September 30, 2015 and June 30, 2015
      (b)  Condensed Consolidated Statements of Operations for the three months ended September 30, 2015 and 2014
      (c)  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2015 and 2014
      (d)  Notes to Condensed Consolidated Financial Statements

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

ITEM 5.           Not Applicable

          ITEM 6.           Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                                                                                            FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	September 30, 2015	June 30, 2015
Current assets
Cash	$ 170,866	$ 55,042
Trade accounts receivable, net	564,233	463,852
Inventories	2,024,431	2,382,634
Other current assets	31,960	36,032
Deferred income taxes	126,000	126,000
Total current assets	2,917,490	3,063,560

Property, plant & equipment
Property, plant & equipment at cost	3,133,118	3,128,577
Less accumulated depreciation	(2,034,534)	(2,016,840)
Total property, plant & equipment	1,098,584	1,111,737

Other assets
Deferred financing costs	40,569	44,402
Deferred long-term income taxes	129,000	129,000
Other asset, non-current	8,783	8,783
Total other assets	178,352	182,185

Total assets	$ 4,194,426	$ 4,357,482

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                             FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY	September 30, 2015	June 30, 2015
Current liabilities
Trade accounts payable	$ 810,328	$ 825,288
Due to finance company	185,461	297,188
Accrued liabilities	677,185	594,767
Current maturities of long-term debt	305,353	317,990
Deferred revenue	195,982	293,685
Total current liabilities	2,174,309	2,328,918

Long-term liabilities
Long term debt less current portion	1,905,363	1,955,328
Total Long-term liabilities and non-controlling interest	1,905,363	1,955,328

Total liabilities	4,079,672	4,284,246

Stockholders' equity
Common Stock	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(2,486,372)	(2,527,890)
Total stockholders' equity	114,754	73,236

Total liabilities and stockholders' equity	$ 4,194,426	$ 4,357,482

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                         FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30, 2015	September 30, 2014

Net Revenue	$ 1,406,737	$ 1,369,775

Cost of sales	1,140,959	1,161,036

Gross profit	265,778	208,739

Operating expenses
Sales & marketing	25,005	24,675
General & Administrative	136,006	115,605
Total operating expenses	161,011	140,280

Operating income	104,767	68,459

Other income (expenses)
Interest Income	-	237
Interest Expense	(36,249)	(44,653)
Total other expenses	(36,249)	(44,416)

Net income	68,518	24,043
Income tax expense	(27,000)	(9,000)
Net income	41,518	15,043

Basic and diluted net income per share	$ 0.03	$ 0.01

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q
ITEM 1 — FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net income	$ 41,518	$ 15,043
Adjustments to reconcile net income to
net cash flows from operating activities:
Depreciation and amortization	17,694	19,585
Deferred income taxes	-	(22,000)
Receivables	(100,381)	(42,436)
Inventories	358,203	(21,068)
Prepaids & other assets	7,905	(23,868)
Accounts payable and due to finance company	(126,678)	115,812
Deferred revenue	(97,703)	(41,103)
Accrued liabilities	(82,418	69,601
Net cash flows from operating activities	182,967	69,566

Cash flows used in investing activities:
Purchases of property and equipment	(4,541)	(4,233)
Changes in restricted cash	-	(6)
Net cash flows used in investing activities	(4,541)	(4,239)

Cash flows used in financing activities:
Increase (decrease) in line of credit	-	42,803
Principal payments on long-term debt	(62,602)	(83,032)
Net cash flows used in financing activities	(62 , 602)	(40,229)

Net change in cash	115,824	25,098

Cash
Beginning of year	55,042	324,291
End of period	$ 170,866	$ 349,389

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q
ITEM 1 — FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           BASIS OF PRESENTATION

              The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the “Company”) and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Operating results for the three-month period ended September 30, 2015 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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
	Three Months Ended
	September 30, 2015	September 30, 2014,

Net income	$ 41,518	$ 15,043

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

Basic and diluted net income per share	0.03	0.01

3.      COMPREHENSIVE INCOME
The Company has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods.

4. INVENTORIES
               The table below summarizes information about reported components of inventory for as of September 30, 2015 and as of June 30, 2015:
	September 30, 2015	June 30, 2015
Raw Material	$ 723,763	$ 984,376
Work in Process	1,300,668	1,398,258
Finished Goods	-	-
Inventory	$ 2,024,431	$ 2,382,634

5.        DEBT
Lines of Credit — Bank

The Company had a line of credit agreement with the Signature Bank allowing borrowings up to $ 1,000,000 , subject to certain borrowing base limitations, with interest at 2 % over the reference rate with a floor of 7% ( 7 % at June 30, 2015), matured in Aug, 2015.  The reference rate was the rate announced by U.S. Bank National Association referred to as the “U.S. Bancorp Prime Lending Rate”.  As of September 30, 2015 and June 30, 2015, the outstanding borrowings under this line of credit were $0 and $0 respectively. The proceeds could only be used to finance inventory destined for export outside the United States and to support performance bonds associated with related contract down payments.  The note was secured by the foreign accounts receivable and export inventory of the Company’s wholly-owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from the Company, the Chief Executive Officer and VP of Marketing and Sales and the assignment of a life insurance policy on the Chief Executive Officer.
Long-term debt consisted of the following:
	September 30, 2015	June 30, 2015
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
	$ 858,674	$ 859,542
Note payable — SBA, payable in monthly installments of $ 20,503 including interest at the prime rate (as published by the Wall Street Journal) plus 1 % adjusted every calendar quarter (4.25 % at September 30, 2015), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the chief executive officer/key stockholder.	638,109	674,376
Note payable — SBA, payable in monthly installments of $ 5,107 , including interest and SBA fees for an interest rate of 5.2%, maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	683,959	691,903
Note payable — bank, payable in monthly installments of $ 6,091 with interest at 2.75 % over the U.S Bancorp Prime Lending Rate through February 2016. Effective June 2015, the interest rate is7.25 % due to payment default in accordance with the terms of the note. The note is secured by the assets of the Company, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	29,974	47,497
Total Debt	2,210,716	2,273,318
Less current maturities	305,353	317,990
Long term Debt	$ 1,905,363	$ 1,955,328

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

6.       RECENTLY ISSUED ACCOUNTING GUIDANCE

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

(e)      Statement of Cash Flow
In August 2016, the FASB issued ASU No.  2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively as of the earliest date practicable.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect the adoption of ASU 2016-15 to have a material impact on its consolidated financial statements.

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
During the three month period ended September 30, 2015, the Company recorded a net income from continuing operations of $41,518 compared to a net income from continuing operations of $15,043 during the three month period ended September 30, 2014.
For the first three months of fiscal year 2016, the Company had an increase in cash and cash equivalents of $115,824, compared to an increase in cash and cash equivalents of $25,098 for the same period in fiscal year 2015. As of September 30, 2015, the Company held cash and cash equivalents of $170,866, compared to $349,389 for cash and cash equivalents as of September 30, 2014.  The Company’s net cash provided by operating activities for the three month period ended September 30, 2015 was primarily due to the reduction of inventory of $358,203.  The Company used this net cash for the three month period ended September 30, 2015 to reduce accounts payable and accrues liabilities by $44,269, respectively and deferred revenue by $97,703.
Cash flow used in investing activities was $4,541 during the first three months of fiscal year 2016 and was primarily used for the payment of debt, compared to a negative cash flow of $4,239 used in the first three months of fiscal year 2015.  Net cash used for financing activities was $66,602 during the first three months of fiscal year 2016, and was used to pay down the notes payable, compared to a $40,229 from financing activity in the first quarter of prior fiscal year 2015.  The remaining increases and decreases in the components of the Company’s financial position reflect normal operating activity.
The Company had positive working capital of $743,181 at September 30, 2015, an increase of $8,539 since June 30, 2015 due primarily to reductions in inventory. At September 30, 2015, current assets amounted to $2,917,490 and current liabilities were $2,174,309, resulting in current ratio of 1.34 to 1.0, compared to 1.32 to 1.0 at June 30, 2015. Long-term debt was $1,905,363 at September 30, 2015 compared to $1,955,328 at June 30, 2015. Stockholders’ equity was a positive $114,754 at September 30, 2015 compared to a positive balance of $73,236 at June 30, 2015.  The Company’s present working capital must continue to improve in order for it to meet current operating needs.
Capital expenditures for continuing operation for the first three months of fiscal year 2016 were $4,542, compared with capital expenditures of $4,233 during the same period in fiscal year 2015. The Company anticipates that it will spend approximately $25,000 on capital expenditures during the final three quarters of fiscal year 2016 for equipment and building improvements for aviation ground support operations.  The Company plans to finance these capital expenditures primarily through operating cash flows as net income continues to improve in the aviation segment.
The Company has no lines of credit facilities as of September 30, 2015. The company needs to have a line of credit.
As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operating needs.

INFLATION
Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2015, inflation did not have a significant effect on the Company’s results in the first three months of fiscal year 2016.

RESULTS OF OPERATIONS
FIRST QUARTER OF FISCAL YEAR 2016 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2015

Revenue increased $36,962 to $1,406,737 or 2.7%, in the first quarter of fiscal year 2016 in comparison to the prior year’s comparable period.  The increase was primarily due to improved domestic sales.
Gross profit margin increased 27% in the first quarter of fiscal year 2016, compared to the corresponding period in fiscal year 2015.  This increase was primarily due to no U.S. Government contracts and international sales and a decrease in overhead needed due to less sales and no shipping costs or agent commission due to no international sales.
Selling expenses as a percentage of sales decreased 0.02% of net revenues for the comparable period. The increase of $330 in the first quarter of fiscal year 2016, compared to the corresponding period in fiscal year 2015, was primarily due to higher travel expense.
General and administrative expenses in the first quarter of fiscal year 2016 increased $20,401, or 17.6%, in comparison to the first quarter of fiscal year 2015.  The increase was primarily to higher credit fees of $6,920, and all other accounts being increased by management a small percentage.
Interest expense in the first quarter of fiscal year 2016 was $36,249, a decrease of $8,404, or 19%, in comparison to the first quarter of fiscal year 2015.  The decrease was due to lower debt balances and purchase of fewer chassis.
Interest income in the first quarter of fiscal year 2016 is immaterial.

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

(a)      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2015, we continued to implement our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
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

As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)     REMEDIATION ACTIONS

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2015. We continued to implement the following remediation actions during the three months ended September 30, 2015:
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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2015:

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

Date:  December 22, 2016

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

         c)evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d)disclosed in this report any change in the registrant’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

Date:    December 22, 2016

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

Date:    December 22, 2016

/s/ Robert C. Harvey

Robert C. Harvey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer and
Chairman of the Board of Directors