Form 10-Q
period 2015-12-31
OAKRIDGE HOLDINGS INC
filed 2017-01-06
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
December 31, 2015
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
The number of shares outstanding of Registrant’s Common Stock on January 6, 2017, was 1,431,503.

OAKRIDGE HOLDINGS, INC.

FORM 10-Q
For the quarter ended December 31, 2015
TABLE OF CONTENTS

ITEM 1.            Unaudited Condensed Consolidated Financial Statements:

       (a)  Condensed Consolidated Balance Sheets as of December 31, 2015 and June 30, 2015
       (b)  Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014 and six months ended December 31, 2015 and 2014
       (c)  Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2015 and 2014
       (d)  Notes to Condensed Consolidated Financial Statements
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
ITEM 5.           Not Applicable
ITEM 6.           Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                                                                                            FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	December 31, 2015	June 30, 2015
Current assets
Cash	$ 22,395	$ 55,042
Trade accounts receivable, net	712,253	463,852
Inventories	1,865,965	2,382,634
Other current assets	28,787	36,032
Deferred income taxes	126,000	126,000
Total current assets	2,755,400	3,063,560

Property, plant & equipment
Property, plant & equipment at cost	3,136,536	3,128,577
Less accumulated depreciation	(2,054,840)	(2,016,840)
Total property, plant & equipment	1,081,696	1,111,737

Other assets
Deferred financing costs	36,687	44,402
Deferred long-term income taxes	129,000	129,000
Other asset, non-current	8,783	8,783
Total other assets	174,470	182,185

Total assets	$ 4,011,566	$ 4,357,482

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                             FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY	December 31, 2015	June 30, 2015
Current liabilities
Trade accounts payable	672,667	825,288
Due to finance company	206,333	297,188
Accrued liabilities	785,023	594,767
Current maturities of long-term debt	277,468	317,990
Deferred revenue	153,099	293,685
Total current liabilities	2,094,590	2,328,918

Long-term liabilities
Long term debt less current portion	1,815,942	1,955,328
Total Long-term liabilities and non-controlling interest	1,815,942	1,955,328

Total liabilities	3,910,532	4,284,246

Stockholders' equity
Common Stock	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(2,500,092)	(2,527,890)
Total stockholders' equity	101,034	73,236

Total liabilities and stockholders' equity	$ 4,011,566	$ 4,357,482

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                         FORM 10-Q
ITEM 1 — FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	December 31, 2015	December 31, 2014

Net Revenue	$ 1,189,461	$ 1,436,075

Cost of sales	955,045	1,308,425

Gross profit	234,416	127,650

Operating expenses
Sales & marketing	29,773	41,205
General & Administrative	133,921	96,278
Total operating expenses	163,694	137,483

Operating income (loss)	70,722	(9,833)

Other income (expenses)
Interest Income	918	27
Interest Expense	(34,860)	(46,214)
Total other expenses	(33,942)	(46,187)

Net income (loss)	36,780	(56,020)
Income tax expense (Benefit)	15,000	(22,000)
Penalties and Interest (Income Taxes)	35,500	-
Net loss	(13,720)	(34,020)

Basic and diluted net loss per share	$ (0.01)	$ (0.02)

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

See accompanying notes to the condensed consolidated financial statements.

PART I - FINANCIAL INFORMATION                                                                                                                                         FORM 10-Q

ITEM 1 — FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)
	Six Months Ended
	December 31, 2015	December 31, 2014

Net Revenue	$ 2,596,198	$ 2,805,850

Cost of sales	2,096,004	2,469,461

Gross profit	500,194	336,389

Operating expenses
Sales & marketing	54,778	65,880
General & Administrative	269,927	211,883
Total operating expenses	324,705	277,763

Operating income	175,489	58,626

Other income (expenses)
Interest Income	918	264
Interest Expense	(71,109)	(90,867)
Total other expenses	(70,191)	(90,603)

Net income (loss)	105,298	(31,977)
Income tax expense	42,000	(13,000)
Penalties and Interest (Income Taxes)	35,500	-
Net income (loss)	27,798	(18,977)

Basic and diluted net income (loss) per share	$ 0.02	$ (0.01)

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

 See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q
ITEM 1 — FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	December 31, 2015	December 31, 2014

Cash flows from operating activities:
Net income (loss)	$ 27,798	$ (18,977)
Adjustments to reconcile net income (loss) to
net cash flows from operating activities:
Depreciation and amortization	38,000	40,330
Deferred income taxes	-	(33,000)
Receivables	(248,401)	346,112
Inventories	516,669	(39,824)
Prepaids & other assets	14,960	(22,998)
Accounts payable and due to finance company	(243,476)	(84,439)
Deferred revenue	(140,586)	190,052
Accrued liabilities	190,256	38,400
Net cash flows from operating activities	155,220	415,656

Cash flows used in investing activities:
Purchases of property and equipment	(7,959)	(7,212)
Changes in restricted cash	-	(11)
Net cash flows used in investing activities	(7,959)	(7,223)

Cash flows used in financing activities:
Increase (decrease) in line of credit	-	(47,197)
Principal payments on long-term debt	(179,908)	(167,112)
Net cash flows used in financing activities	(179,908)	(214,309)

Net change in cash	(32,647)	194,124

Cash
Beginning of year	55,042	324,291
End of period	$ 22,395	$ 518,415

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q
ITEM 1 — FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

               1.        BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the “Company”) and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Operating results for the six-month period ended December 31, 2015 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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
	Three Months Ended		Six Months Ended
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Net income ( loss)	$ (13,720)	$ (34,020)	$ 27,798	$ (18,977)
Weighted -average common shares used in the calculation of EPS
Basic and diluted	1,431,503	1,431,503	1,431,503	1,431,503
Basic and diluted net income (loss) per share	$ (0.01)	$ (0.02)	$ 0.02	$ (0.01)

                 3.        COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods.

 4.           INVENTORIES

The table below summarizes information about reported components of inventory for as of December 31, 2015 and as of June 30, 2015:

	December 31, 2015	June 30, 2015
Raw Material	$ 1,141,168	$ 984,376
Work in Process	724,797	1,398,258
Finished Goods	-	-
Inventory	$ 1,865,965	$ 2,382,634

5.         DEBT

Lines of Credit — Bank

The Company had a line of credit agreement with the Signature Bank allowing borrowings up to $ 1,000,000 , subject to certain borrowing base limitations, with interest at 2 % over the reference rate with a floor of 7% ( 7 % at June 30, 2015), matured in Aug, 2015.  The reference rate was the rate announced by U.S. Bank National Association referred to as the “U.S. Bancorp Prime Lending Rate”.  As of December 31, 2015 and June 30, 2015, the outstanding borrowings under this line of credit were $-and $-respectively. The proceeds could only be used to finance inventory destined for export outside the United States and to support performance bonds associated with related contract down payments.  The note was secured by the foreign accounts receivable and export inventory of the Company’s wholly-owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from the Company, the Chief Executive Officer and VP of Marketing and Sales and the assignment of a life insurance policy on the Chief Executive Officer.

Long-term debt consisted of the following:

	December 31, 2015	June 30, 2015
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
	$ 852,648	$ 859,542
Note payable — SBA, payable in monthly installments of $ 20,503 including interest at the prime rate (as published by the Wall Street Journal) plus 1 % adjusted every calendar quarter (4.25% at December 31, 2015), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the chief executive officer/key stockholder.	564,794	674,376
Note payable — SBA, payable in monthly installments of $ 5,107 , including interest and SBA fees for an interest rate of 5.2%, maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	675,968	691,903
Note payable — bank, payable in monthly installments of $ 6,091 with interest at 2.75 % over the U.S Bancorp Prime Lending Rate through February 2016. Effective June 2015, the interest rate is 7.25 % due to payment default in accordance with the terms of the note. This note was paid off during fiscal year 2016. The note was secured by the assets of the Company, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	-	47,497
Total Debt	2,093,411	2,273,318
Less current maturities	277,468	317,990
Long term Debt	$ 1,815,942	$ 1,955,328
The Company’s credit agreements with its bank contain certain annual covenants, which were not met at June 2015 and were not waived by the bank. However, due to the passage of time the notes have not been reclassified as due on demand as of June 30, 2015. The covenants for June 2016 were not met and were not waived by the bank. The next covenant calculation date will be June 30, 2017.

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

During the six month period ended December 31, 2015, the Company recorded a net income of $27,798 compared to a net loss of $18,977 during the six month period ended December 31, 2014.

For the first six months of fiscal year 2016, the Company had a decrease in cash and cash equivalents of $32,647, compared to an increase in cash and cash equivalents of $194,124 for the same period in fiscal year 2015. As of December 31, 2015, the Company held cash and cash equivalents of $22,395, compared to $518,415 for cash and cash equivalents as of December 31, 2014.  The Company’s net cash provided by operating activities for the six month period ended December 31, 2015 was primarily due to the reduction of inventory of $516,669.  The Company used this net cash for the six month period ended December 31, 2015 to reduce accounts payable and due to financing company by $243,476 and deferred revenue by $140,586.

Cash flow used in investing activities was $7,959 during the first six months of fiscal year 2016 and was primarily used for the payment of buying new equipment, compared to a negative cash flow of $7,223 used in the first six months of fiscal year 2015.  Net cash used for financing activities was $179,908 during the first six months of fiscal year 2016, and was used to pay down the notes payable, compared to a $214,309 from financing activity in the first six months of fiscal year 2015.  The remaining increases and decreases in the components of the Company’s financial position reflect normal operating activity.

The Company had positive working capital of $660,810 at December 31, 2015, a decrease of $73,832 since June 30, 2015 due primarily to reductions in inventory. At December 31, 2015, current assets amounted to $2,755,400 and current liabilities were $2,094,590, resulting in current ratio of 1.32 to 1.0, compared to 1.32 to 1.0 at June 30, 2015. Long-term debt was $1,815,942 at December 31, 2015 compared to $1,955,328 at June 30, 2015. Stockholders’ equity was a positive $101,034 at December 31, 2015 compared to a positive balance of $73,236 at June 30, 2015.  The Company’s present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for continuing operation for the first six months of fiscal year 2016 were $7,959, compared with capital expenditures of $7,212 during the same period in fiscal year 2015. The Company anticipates that it will spend approximately $20,000 on capital expenditures during the final six months of fiscal year 2016 for equipment and building improvements for aviation ground support operations.  The Company plans to finance these capital expenditures primarily through operating cash flows as net income continues to improve in the aviation segment.

The Company has no lines of credit facilities as of December 31, 2015. The company needs to have a line of credit.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operating needs.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of December 31, 2015, inflation did not have a significant effect on the Company’s results in the first six months of fiscal year 2016.

RESULTS OF OPERATIONS

SECOND QUARTER OF FISCAL YEAR 2016 COMPARED
WITH SECOND QUARTER OF FISCAL YEAR 2015

Revenue decreased $246,614 to $1,189,461 or 17.2%, in the second quarter of fiscal year 2016 in comparison to the prior year’s comparable period.  The decrease was primarily due to lack of government sales.

Gross profit margin increased 84% in the second quarter of fiscal year 2016, compared to the corresponding period in fiscal year 2015.  This increase was primarily due to no U.S. Government contracts and international sales and a decrease in overhead needed due to less sales and no shipping costs or agent commission due to no international sales.

Selling expenses as a percentage of sales decreased 0.37% of net revenues for the comparable period. The decrease of $11,432 in the second quarter of fiscal year 2016, compared to the corresponding period in fiscal year 2015, was primarily due to lower travel expense.

General and administrative expenses in the second quarter of fiscal year 2016 increased $37,643, or 39.1%, in comparison to the second quarter of fiscal year 2015.  The increase was primarily to higher credit fees and all other accounts being increased by management a small percentage.

Interest expense in the second quarter of fiscal year 2016 was $34,860, a decrease of $11,354, or 24.6%, in comparison to the second quarter of fiscal year 2015.  The decrease was due to lower debt balances and purchase of fewer chassis.

Interest income in the second quarter of fiscal year 2016 is immaterial.

FIRST SIX MONTHS OF FISCAL YEAR 2016 COMPARED
WITH FIRST SIX MONTHS OF FISCAL YEAR 2015

Revenue decreased $209,652 to $2,596,198 or 7.5%, in the first six months of fiscal year 2016 in comparison to the prior year’s comparable period.  The decrease was primarily due to lack of government sales.

Gross profit margin increased 49% in the first six months of fiscal year 2016, compared to the corresponding period in fiscal year 2015.  This increase was primarily due to no U.S. Government contracts and international sales and a decrease in overhead needed due to less sales and no shipping costs or agent commission due to no international sales.

Selling expenses as a percentage of sales decreased 16.9% of net revenues for the comparable period. The decrease of $11,102 in the first six months of fiscal year 2016, compared to the corresponding period in fiscal year 2015, was primarily due to lower travel expense.

General and administrative expenses in the first six months of fiscal year 2016 increased $58,044, or 27.4%, in comparison to the first six months of fiscal year 2015.  The increase was primarily to higher credit fees and all other accounts being increased by management a small percentage.

Interest expense in the first six months of fiscal year 2016 was $71,109, a decrease of $19,758, or 21.7%, in comparison to the first six months of fiscal year 2015.  The decrease was due to lower debt balances and purchase of fewer chassis.

Interest income in the first six months of fiscal year 2016 is immaterial.

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

(a)      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the six months ended December 31, 2015, we continued to implement our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the six months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)     REMEDIATION ACTIONS

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2015. We continued to implement the following remediation actions during the six months ended December 31, 2015:

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

We are committed to a strong internal control environment, and believe that, when fully implemented, the remediation actions described above will represent significant improvements in the Company’s accounting and financial reporting functions. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate these material weaknesses during the balance of 2016. We will continue to assess the effectiveness of our remediation efforts in connection with management’s future evaluations of internal control over financial reporting.

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
ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.
ITEM 3.      DEFAULTS UPON SENIOR SECURITIES
            Not applicable.
ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.
ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending December 31, 2015:

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

Date:  January 6, 2017

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

Date:    January 6, 2017

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

Date:    January 6, 2017

/s/ Robert C. Harvey

Robert C. Harvey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer and
Chairman of the Board of Directors