Form 10-Q
period 2016-03-31
OAKRIDGE HOLDINGS INC
filed 2017-01-13
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
March 31, 2016
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
Non-accelerated filer   ___Smaller reporting company _X_
(Do not check if a smaller reporting company)

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
The number of shares outstanding of Registrant’s Common Stock on January 13, 2017, was 1,431,503.

OAKRIDGE HOLDINGS, INC.

FORM 10-Q
For the quarter ended March 31, 2016
TABLE OF CONTENTS
PART I.            Financial Information
ITEM 1.            Unaudited Condensed Consolidated Financial Statements:
(a) Condensed Consolidated Balance Sheets as of March 31, 2016 and June 30, 2015
(b)  Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 and nine months ended March 31, 2016 and 2015
(c)  Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2016 and 2015
(d)  Notes to Condensed Consolidated Financial Statements
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
ITEM 5.           Not Applicable
ITEM 6.           Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                                                                                            FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	March 31, 2016	June 30, 2015
Current assets
Cash	$ 64,956	$ 55,042
Trade accounts receivable, net	662,265	463,852
Inventories	1,676,211	2,382,634
Other current assets	38,826	36,032
Deferred income taxes	126,000	126,000
Total current assets	2,568,258	3,063,560

Property, plant & equipment
Property, plant & equipment at cost	3,142,767	3,128,577
Less accumulated depreciation	(2,076,090)	(2,016,840)
Total property, plant & equipment	1,066,677	1,111,737

Other assets
Deferred financing costs	32,719	44,402
Deferred long-term income taxes	129,000	129,000
Other asset, non-current	8,783	8,783
Total other assets	170,502	182,185

Total assets	$ 3,805,437	$ 4,357,482
See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                  FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

LIABILITIES & STOCKHOLDERS' EQUITY	March 31, 2016	June 30, 2015
Current liabilities
Trade accounts payable	816,478	825,288
Due to finance company	118,542	297,188
Accrued liabilities	729,329	594,767
Current maturities of long-term debt	280,483	317,990
Deferred revenue	109,742	293,685
Total current liabilities	2,054,574	2,328,918

Long-term liabilities
Long term debt less current portion	1,744,003	1,955,328
Total Long-term liabilities and non-controlling interest	1,744,003	1,955,328

Total liabilities	3,798,577	4,284,246

Stockholders' equity
Common Stock	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(2,594,266)	(2,527,890)
Total stockholders' equity	6,860	73,236

Total liabilities and stockholders' equity	$ 3,805,437	$ 4,357,482

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                         FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31, 2016	March 31, 2015

Net Revenue	$ 993,677	$ 1,510,792

Cost of sales	976,272	1,219,744

Gross profit	17,405	291,048

Operating expenses
Sales & marketing	22,437	39,405
General & administrative	118,331	180,033
Total operating expenses	140,768	219,438

Operating income (loss)	(123,363)	71,610

Other income (expenses)
Interest Income	-	7
Interest Expense	(33,811)	(38,932)
Total other expenses	(33,811)	(38,925)

Net income (loss) before income taxes	(157,174)	32,685
Income tax expense (benefit)	(63,000)	14,000
Net income (loss)	$ (94,174)	$ 18,685

Basic and diluted net income (loss) per share	$ (0.07)	$ 0.01

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                         FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Nine Months Ended
	March 31, 2016	March 31, 2015

Net Revenue	$ 3,589,875	$ 4,316,642

Cost of sales	3,072,276	3,689,205

Gross profit	517,599	627,437

Operating expenses
Sales & marketing	77,215	105,285
General & administrative	388,258	391,916
Total operating expenses	465,473	497,201

Operating income	52,126	130,236

Other income (expenses)
Interest Income	918	271
Interest Expense	(104,920)	(129,799)
Total other expenses	(104,002)	(129,528)

Net income (loss) before income taxes	(51,876)	708
Income tax expense (benefit)	(21,000)	1,000
Penalties and Interest (Income Taxes)	35,500	-
Net loss	$ (66,376)	$ (292)

Basic and diluted net loss per share	$ (0.05)	$ (0.00)

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                                   FORM 10-Q
ITEM 1 -  FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	March 31, 2016	March 31, 2015

Cash flows from operating activities:
Net loss	$ (66,376)	$ (292)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation and amortization	59,250	67,950
Deferred income taxes	-	(80,000)
Receivables	(198,413)	500,783
Inventories	706,423	(276,453)
Prepaids & other assets	8,889	(15,695)
Accounts payable and due to finance company	(187,456)	(189,206)
Deferred revenue	(183,943)	243,727
Accrued liabilities	134,562	230,399
Net cash flows from operating activities	272,936	481,213

Cash flows used in investing activities:
Purchases of property and equipment	(14,190)	(14,812)
Changes in restricted cash	-	7,590
Net cash flows used in investing activities	(14,190)	(7,222)

Cash flows used in financing activities:
Increase (decrease) in line of credit	-	(447,197)
Principal payments on long-term debt	(248,832)	(252,452)
Net cash flows used in financing activities	(248,832)	(699,649)

Net change in cash	9,914	(225,658)

Cash
Beginning of year	55,042	324,291
End of period	$ 64,956	$ 98,633

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                                                     FORM 10-Q
ITEM 1 - FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.       BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the “Company”) and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2015. Operating results for the nine-month period ended March 31, 2016 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

	Three Months Ended		Nine Months Ended
	March 31, 2016	March 31, 2015	March 31, 2016	March 31, 2015
Net Income (loss)	(94,174)	18,685	(66,376)	(292)
Weighted -average common shares used in the computation of EPS:
Basic and diluted	1,431,503	1,431,503	1,431,503	1,431,503
Basic and diluted net income (loss) per share	$(0.07)	$0.01	$(0.05)	$(0.00)

3.       COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods.

4.         INVENTORIES

The table below summarizes information about reported components of inventory for as of March 31, 2016 and as of June 30, 2015:

	March 31, 2016	June 30, 2015
Raw Material	$978,298	$984,376
Work in Process	697,913	1,398,258
Finished Goods	-	-
Inventory	$1,676,211	$2,382,634

5.       DEBT

Lines of Credit - Bank

The Company had a line of credit agreement with the Signature Bank allowing borrowings up to $1,000,000, subject to certain borrowing base limitations, with interest at2% over the reference rate with a floor of7% (7% at June 30, 2015), matured in Aug, 2015.  The reference rate was the rate announced by U.S. Bank National Association referred to as the “U.S. Bancorp Prime Lending Rate”.  As of March 31, 2016 and June 30, 2015, the outstanding borrowings under this line of credit were $-and $-respectively. The proceeds could only be used to finance inventory destined for export outside the United States and to support performance bonds associated with related contract down payments.  The note was secured by the foreign accounts receivable and export inventory of the Company’s wholly-owned subsidiary, Stinar HG, Inc., continuing commercial guarantees from the Company, the Chief Executive Officer and VP of Marketing and Sales and the assignment of a life insurance policy on the Chief Executive Officer.

Long-term debt consisted of the following:

	March 31, 2016	June 30, 2015
Note payable — bank, payable in monthly installments of $6,672including interest at6.0 % with a balloon payment in January 2023. The note is secured by the first mortgage on property owned by the Company, continuing commercial guarantees from both the Company and the chief executive officer/key stockholder and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	$847,859	$859,542
Note payable — SBA, payable in monthly installments of $20,503including interest at the prime rate (as published by the Wall Street Journal) plus1 % adjusted every calendar quarter ( 4.25 % at March 31, 2016), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the chief executive officer/key stockholder.	508,694	674,376
Note payable — SBA, payable in monthly installments of $5,107, including interest and SBA fees for an interest rate of5.2 % maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	667,933	691,903
Note payable — bank, payable in monthly installments of $6,091with interest at2.75 % over the U.S Bancorp Prime Lending Rate through February 2016. Effective June 2015, the interest rate is 7.25 % due to payment default in accordance with the terms of the note. This note was paid off during fiscal year 2016. The note was secured by the assets of the Company, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	-	47,497
Total Debt	2,024,487	2,273,318
Less current maturities	280,483	317,990
Long term Debt	$1,744,004	$1,955,328

The Company’s credit agreements with its bank contain certain annual covenants, which were not met at June 2015 and were not waived by the bank. However, due to the passage of time the notes have not been reclassified as due on demand as of June 30, 2015. The covenants for June 2016 were not met and were not waived by the bank. The next covenant calculation date will be June 30,2017.

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

During the nine month period ended March 31, 2016, the Company recorded a net loss of $66,376 compared to a net loss of $292 during the nine month period ended March 31, 2015.

For the first nine months of fiscal year 2016, the Company had an increase in cash and cash equivalents of $9,914, compared to a decrease in cash and cash equivalents of $225,658 for the same period in fiscal year 2015. As of March 31, 2016, the Company held cash and cash equivalents of $64,956, compared to $98,633 for cash and cash equivalents as of March 31, 2015.  The Company’s net cash provided by operating activities for the nine month period ended March 31, 2016 was primarily due to the reduction of inventory of $706,423.  The Company used this net cash for the nine month period ended March 31, 2016 to reduce accounts payable and due to financing company by $187,456 and deferred revenue by $183,943.

Cash flow used in investing activities was $14,190 during the first nine months of fiscal year 2016 and was primarily used for the payment of buying new equipment, compared to a negative cash flow of $7,222 used in the first nine months of fiscal year 2015.  Net cash used for financing activities was $248,832 during the first nine months of fiscal year 2016, and was used to pay down the notes payable, compared to a $699,649 used for financing activity in the first nine months of fiscal year 2015.  The remaining increases and decreases in the components of the Company’s financial position reflect normal operating activity.

The Company had positive working capital of $513,684 at March 31, 2016, a decrease of $220,958 since June 30, 2015 due primarily to reductions in inventory. At March 31, 2016, current assets amounted to $2,568,258 and current liabilities were $2,054,574, resulting in current ratio of 1.25 to 1.0, compared to 1.32 to 1.0 at June 30, 2015. Long-term debt was $1,744,003 at March 31, 2016 compared to $1,955,328 at June 30, 2015. Stockholders’ equity was a positive $6,860 at March 31, 2016 compared to a positive balance of $73,236 at June 30, 2015.  The Company’s present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for continuing operation for the first nine months of fiscal year 2016 were $14,190, compared with capital expenditures of $14,812 during the same period in fiscal year 2015. The Company anticipates that it will spend approximately $10,000 on capital expenditures during the final three months of fiscal year 2016 for equipment and building improvements for aviation ground support operations.  The Company plans to finance these capital expenditures primarily through operating cash flows as net income continues to improve in the aviation segment.

The Company has no lines of credit facilities as of March 31, 2016. The company needs to have a line of credit.

As indicated above, the Company believes that its financial position and debt capacity should enable it to meet its current and future cash requirements despite the need for improved working capital to meet current operating needs.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of March 31, 2016, inflation did not have a significant effect on the Company’s results in the first nine months of fiscal year 2016.

RESULTS OF OPERATIONS

THIRD QUARTER OF FISCAL YEAR 2016 COMPARED

WITH THIRD QUARTER OF FISCAL YEAR 2015

Revenue decreased $517,115 to $993,677 or 34.2%, in the third quarter of fiscal year 2016 in comparison to the prior year’s comparable period.  The decrease was primarily due to lack of government sales.

Gross profit margin decreased 94% in the third quarter of fiscal year 2016, compared to the corresponding period in fiscal year 2015.  This decrease was primarily due to lower sales.

Selling expenses as a percentage of sales decreased 0.35% of net revenues for the comparable period. The decrease of $16,968 in the third quarter of fiscal year 2016, compared to the corresponding period in fiscal year 2015, was primarily due to lower travel expense.

General and administrative expenses in the third quarter of fiscal year 2016 decreased $61,702, or 34%, in comparison to the third quarter of fiscal year 2015.  The decrease was primarily to fewer working hours for office workers.

Interest expense in the third quarter of fiscal year 2016 was $33,811, a decrease of $5,121, or 13.2%, in comparison to the third quarter of fiscal year 2015.  The decrease was due to lower debt balances and purchase of fewer chassis.

Interest income in the third quarter of fiscal year 2016 is immaterial.

FIRST NINE MONTHS OF FISCAL YEAR 2016 COMPARED

WITH FIRST NINE MONTHS OF FISCAL YEAR 2015

Revenue decreased $726,767 to $3,589,875 or 16.8%, in the first nine months of fiscal year 2016 in comparison to the prior year’s comparable period.  The decrease was primarily due to lack of government sales.

Gross profit margin decreased 60% in the first nine months of fiscal year 2016, compared to the corresponding period in fiscal year 2015.  This decrease was primarily due to less sales.

Selling expenses as a percentage of sales decreased 0.29% of net revenues for the comparable period. The decrease of $28,070 in the first nine months of fiscal year 2016, compared to the corresponding period in fiscal year 2015, was primarily due to lower travel expense.

General and administrative expenses in the first nine months of fiscal year 2016 decreased $3,685, or 0.9%, in comparison to the first nine months of fiscal year 2015.  The decrease was primarily to fewer working hours of office workers.

Interest expense in the first nine months of fiscal year 2016 was $104,920, a decrease of $24,879, or 19.2%, in comparison to the first nine months of fiscal year 2015.  The decrease was due to lower debt balances and purchase of fewer chassis.

Interest income in the first nine months of fiscal year 2016 is immaterial.

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

(a)      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the nine months ended March 31, 2016, we continued to implement our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the nine months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)     REMEDIATION ACTIONS

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2015. We continued to implement the following remediation actions during the nine months ended March 31, 2016:

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.      OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending March 31, 2016:

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

Date:  January 13, 2017

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

Date:    January 13, 2017

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

Date:    January 13, 2017

/s/ Robert C. Harvey

Robert C. Harvey

President, Chief Executive Officer,

Chief Financial Officer, Principal Accounting Officer and

Chairman of the Board of Directors