Form 10-K
period 2016-06-30
OAKRIDGE HOLDINGS INC
filed 2017-03-24
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

{X}  ANNUAL REPORT UNDER SECTION 13 OR 15  (D)  OF THE SECURITIES EXCHANGE ACT OF 1934  FOR THE FISCAL YEAR ENDED
June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes { } No {X}
The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates as of the last business day of the registrant’s most recently completed fiscal year was approximately $214,725.
The number of shares outstanding of Registrant’s common stock on March 24, 2017, was 1,431,503.
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
Stinar is a global manufacturer of ground support equipment for the aviation industry which is used for servicing, loading, and maintaining all types of aircraft for both commercial and government aviation companies and airports.  These products are sold and marketed through our technically oriented sales staff as well as through independent distributors and sales representatives.  Approximately 7% of Stinar’s revenues in the year ended June 30, 2016 were generated by contracts with the U.S. Government, 1% were generated internationally and 92% were generated in the United States from non-governmental sales.  In year ended June 30, 2015 approximately 18% of Stinar’s revenues were generated by contracts with the U.S. Government, 8% were generated internationally and 74% were generated in the United States from non-governmental sales.
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
As of and for the fiscal years ended June 30,                                                                                                          2016                                       2015
Revenues:                                                                                                                                                        $4,532,172                             $5,590,094
Operating loss:                                                                                                                                                $ (555,438)                            $ (959,168)
Identifiable assets:                                                                                                                                           $2,796,606                            $ 4,357,482

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
As requested by Kruckeberg Industries, LLC, from January 2016 to March 2016, Landmark Environmental, LLC conducted a Phase I Environmental test and a Supplemental Phase II Environmental test and revealed that areas of buried debris and impacted soils should be excavated and transported off-site for disposal to allow for future redevelopment of the Property. The quote for excavation is around $76,000. The Company is planning to do the excavation in 2017.

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

INTERNATIONAL

Stinar’s sales to customers outside the United States represented approximately 1% and 8% of Stinar’s net sales in 2016 and 2015, respectively. Products are manufactured and marketed through the Company’s sales department and sales representatives around the world.

OTHER BUSINESS INFLUENCES

The Company believes that its business is highly dependent upon the profitability of its customers in the airline and air cargo markets, and therefore, the Company’s profitability is affected by fluctuations in passenger and freight traffic and volatility of operating expenses, including the impact of costs related to labor, fuel and airline security.  Sales to the United States government also expose Stinar to government spending cuts and/or temporary shutdown of the government due to debt limits.  The United States Air Force, which historically has been a major purchaser of the Company’s equipment, is dependent upon governmental funding approvals.  Significant changes in raw material prices, such as steel and chassis, will also continue to impact our results.  As of March 24, 2017, the Company had approximately a $1,172,238 backlog. The backlog is due to commercial sales in the United States. The diversity of Stinar’s customer base and equipment lines helps mitigate the risks of Stinar’s business, as does the growing importance of marketing internationally, which provides Stinar with an additional customer base not influenced as greatly by U.S. economic conditions or U.S. politics.  We will also focus on key risk factors when determining our overall strategy and making decisions for allocating capital.  These factors include risks associated with the global economic outlook, product obsolescence, and the competitive environment.
The Company does not believe that the present overall rate of inflation will have a significant impact on the business segments in which it operates.

EMPLOYEES

As of June 30, 2016, the Company had 39 full-time employees.
A union does not represent the aviation segment employees, and the Company considers its labor relations to be good.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

The Company’s executive office for Oakridge Holdings, Inc. is leased at 400 West Ontario St., Unit 1003, Chicago, Illinois, 60654.
Stinar operates out of a single 43,271 square foot manufacturing facility in Eagan, Minnesota, located on 7.875 acres of land. The land consists of two contiguous parcels of real estate. The term note payable secured by the facility and land was entered into in February 2013 into three separate loans:  The first loan is for $762,000 at 5.2% for 20 years with monthly payments of principal and interest of $5,107.05 maturing in March 2033, the second loan is for $925,000 at 6% amortized over 20 years with a 10 year balloon, with monthly payments of principal and interest of $6,671.53, and the third loan is a bridge loan for $200,000 at prime plus 2.75% (6% at June 30, 2016) for three years with monthly payments of principal and interest of $6,090.54.  For current loan balances please see Note 6 of the financial statements. The condition of the manufacturing facility and office space is fair and will require approximately $67,000 of repairs to the building in the foreseeable future. The Company expects to finance with cash flow. Management reviews insurance policies annually and believes that all of its properties are adequately insured.

ITEM 3:    LEGAL PROCEEDINGS

The Company is a party to a number of legal proceedings that arise from time to time in the ordinary course of business.  While the outcome of these proceedings cannot be predicted with certainty, we do not expect these matters to have a material adverse effect on the Company.  As of June 30, 2016, there were no legal proceedings in either business.
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

FISCAL YEAR	2016	2015
	Low High	Low High
First Quarter	$ .15 $ .24	$ .38 $ .45
Second Quarter	$. 06 $ .20	$. 30 $ .38
Third Quarter	$. 05 $ .16	$. 30 $ .30
Fourth Quarter	$ .08 $ .15	$ .20 $ .30

As of March 24, 2017, there were 1,431,503 shares of Oakridge Holdings, Inc. common stock outstanding. The common stock shares outstanding are held by approximately 1,500 stockholders of record.  Each share is entitled to one vote on matters requiring the vote of shareholders.  We believe there are approximately 1,500 beneficial owners of the common stock.
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

ITEM 7:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

FISCAL 2016

LIQUIDITY AND CAPITAL RESOURCES

The Company relies on cash flow from its aviation manufacturing company  to meet operating needs, fund debt service, and fund capital requirements.  The sale of the cemetery and Stinar operations did provide sufficient cash during fiscal year 2014 to support day-to-day operations, amended debt service, and capital expenditures.  During fiscal 2013, the Company amended and refinanced a majority of its debt.  Subsequent to these amendments and refinancing, Stinar, as of June 30, 2016, has two notes payable aggregating $1,504,560 which mature from January 2023 through March 2033.  Stinar also has a $472,145 term loan to finance inventories that matures in May 2018.
Stinar’s capital expenditures are expected to be approximately $100,000 under the five-year plan.  The funds are planned to be used for improvements of the manufacturing plant roof, equipment and parking lot.  These expenditures are expected to take place evenly over the five-year plan. Stinar’s capital expenditures for 2016 were approximately $9,600, $6,000 for various hand tools and equipment $2,800 for building improvements, and $800 for software and hardware equipment.  The Company expects to spend approximately $20,000, in fiscal year 2017 for capital expenditures.

RESULTS OF OPERATIONS — 201 6 COMPARED TO 2015

STINAR OPERATIONS:

In 2016, revenue decreased $1,057,922, or 18.9%, from $5,590,094 in 2015 to $4,532,172.  The decrease was primarily due to decreases in equipment sales in international sales and government sales.
Cost of sales in 2016 was $4,460,496 or 98% of sales, compared to 106% in 2015.  Accordingly, gross income percentage increased to 1.6% in 2016, compared to a gross loss of -5.6% in 2016.
Selling expenses decreased $31,991, or 24.1%, from $132,469 in 2015 to $100,478.  The decrease was primarily due to less commission paid to international agents because of no international sales.
General and administrative expenses increased $1,247, or 0.5%, from $253,221 in 2015 to $254,468.  The increase was immaterial.
Interest expense on Stinar specific debt decreased $22,319, or 14.4%, from $155,398 in 2015 to $133,079.  The decrease was attributable to less chassis sales and decreased bank debt.

CORPORATE:

Robert C Harvey received no payments during the fiscal year 2016 for salary from either Oakridge Holdings, Inc. or Stinar. The salaries was satisfied by transferring assets with a portion forgiven to Mr. Harvey.
General and administrative expenses were $272,168, an increase of $10,713, or 4% compared to 2015.  The increase was primarily due to higher salary accrued to Robert Harvey and higher legal fees.

RESULTS OF OPERATIONS — 2015  COMPARED TO 20 14

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
General and administrative expenses were $261,455, a decrease of $102,828, or 28% compared to 2014.  The decrease was primarily due to less salary accrued to Robert Harvey and less legal fees.
Interest Expense was $0 or a decrease of $46,105, or 100% from 2014.  The decrease was due to the satisfaction of the debentures and short-term debt.

OFF-BALANCE SHEET ARRANGEMENTS

None.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Company for the fiscal years ended June 30, 2016 and 2015 located at Exhibit 13, F-1, are incorporated herein.

ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A:  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES
An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (a) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (b) accumulated and communicated to the Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding disclosure.  Notwithstanding the material weaknesses that existed as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We continue to evaluate the potential steps to remediate such material weaknesses, as described below.

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
Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission’s 2013 Framework (the “COSO 2013 Framework”). Based on management’s assessment and those criteria, management believes that, as of June 30, 2016, as a result of the material weaknesses described below, the Company has not maintained effective internal control over financial reporting.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with its assessment, management identified the following control deficiencies that represent material weaknesses at June 30, 2016:

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the year ended June 30, 2016, we continue our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2015. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the Year ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation Actions

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2015. We implemented the following remediation actions during the year ended June 30, 2016:

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

ITEM 9B:  OTHER INFORMATION.

None.

PART III

ITEM 10:    DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information has been furnished to the Company, as of March 24, 2017, by the persons who are directors of the Company.  Each director is elected to a term that lasts until the Company’s next annual meeting of shareholders or until their respective successors are elected and qualified.
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

Former director Stewart Levin has recently resigned on March 10, 2017 because of health reason.

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

To the Company’s knowledge, based solely on its review of the forms furnished to the Company and written representations from certain reporting persons, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and persons who own more than 10% of the Company’s Common Stock were complied with in fiscal year 2016.

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

Audit Committee

The Audit Committee meets with management to review the scope and results of audits performed by the Company’s independent accountants.  The Audit Committee also meets with the independent auditors and with appropriate Company financial personnel about internal controls and financial reporting.  The Audit Committee is the agent of the Board in assuring the adequacy of the Company’s financial, accounting and reporting control processes.  The Audit Committee is also responsible for recommending to the Board the appointment of the Company’s independent accountants.   The Audit Committee currently consists of Lester Lind and Pamela Whitney.  The Audit Committee has determined that Pamela Whitney is an “audit committee financial expert” and is “independent” as defined by SEC rules.

ITEM 11:    EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation for the Company’s two most recently completed fiscal years provided to the Company’s Chief Executive Officer and Chief Financial Officer and its only other executive officer who earned remuneration exceeding $100,000 during fiscal year 2016 (the “Named Executive Officers”).
Name and Principal Position	Year	Salary ($)	Total ($)

Robert C. Harvey Chairman of the Board, Chief Executive Officer and Chief Financial Officer	2016 2015	$125,983 $94,600	$125,983 $94,600

Robert B. Gregor Secretary and Vice President of Marketing and Sales of Stinar Corporation	2016 2015	$97,573 $108,120	$97,573 $108,120

The Company has not entered into employment agreements with any of the Named Executive Officers.
The Company did not make any grants of restricted stock, stock options or other equity-based compensation to the Named Executive Officers during fiscal year 2016 or 2015.  The Company does not currently have any equity compensation plans.
The table below sets forth the compensation paid to each non-employee director of the Company during fiscal year 2016.  The Company’s directors who are employees do not receive separate compensation for serving as directors.  Each of the Company’s directors is reimbursed for all out-of-pocket expenses incurred on behalf of the Company in connection with serving on the Board.

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

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE .

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
The Company has a month-to-month operating lease for office space from the Chief Executive Officer and the total rent expense was $ 6,000 and $12,000 under this lease in fiscal years 2016 and 2015.

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

ITEM 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Aggregate fees for professional services rendered for the Company by Olsen Thielen & Co. LTD (OT) for the years ended June 30, 2016, and 2015 were as follows:

	Fiscal 2016	Fiscal 2015
	OT	OT
Audit Fees	$55,917	$51,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees
Total	$55,917	$51,000
The Audit Fees for the years ended June 30, 2016 and 2015 were the amounts billed or to be billed for professional services in connection with the audits of the consolidated financial statements of the Company and its quarterly (Form 10-Q) and yearly filings (Form 10-K) with the SEC.
There were no Audit-Related Fees billed by our principal accountants for the years ended June 30, 2016 and 2015.
There were no Tax Fees billed by our principal accountants for the years ended June 30, 2016 and 2015.
There were no Other Fees billed by our principal accountants for the years ended June 30, 2016 and 2015.
The de minimis exception was not used for any fees paid to OT.

ITEM 15:    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

FINANCIAL STATEMENTS

The following consolidated financial statements of Oakridge Holdings, Inc. and subsidiaries, together with the Report of Independent Registered Public Accounting Firm, are filed as part of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2016 and 2015
Consolidated Statements of Operations for the Years Ended June 30, 2016 and 2015
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended June 30, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended June 30, 2016 and 2015
Notes to Consolidated Financial Statements
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

                                                                                                                                             OAKRIDGE HOLDINGS, INC.

Dated: March 24, 2017                                                                                                  By  /s/ Robert C. Harvey
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

Dated: March 24, 2017                                                                                                  By  /s/ Robert C. Harvey
                                                                                                                                             Robert C. Harvey
                                                                                                                                             Chief Executive Officer
                                                                                                                                             Chief Financial Officer (principal accounting officer)
                                                                                                                                             Director

Dated: March 24, 2017                                                                                                  By / s/ Robert B. Gregor
                                                                                                                                             Robert B. Gregor
                                                                                                                                             Secretary
                                                                                                                                             Director

Dated: March 24, 2017                                                                                                  By  /s/ Lester Lind
                                                                                                                                             Lester Lind
                                                                                                                                             Director

Dated: March 24, 2017                                                                                                   By  /s/ Pamela Whitney

                                                                                                                                             Pamela Whitney
                                                                                                                                             Director

EXHIBIT 31

RULE 13a-14(a)/15d-14(a)
CERTIFICATIONS

Chief Executive Officer
Chief Financial Officer

I, Robert C. Harvey, certify that:

                         1.                        I have reviewed this annual report on Form 10-K of Oakridge Holdings, Inc.;

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

Dated:  March 24, 2017

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

Dated: March 24, 2017

By /s/ ROBERT C. HARVEY
_______________________
Robert C. Harvey
President, Chief Executive Officer
Chief Financial Officer (principal accounting officer)
Chairman of the Board of Directors

OAKRIDGE  HOLDINGS, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2016 and 2015

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements:

Consolidated Balance Sheets	2-3

Consolidated Statements of Operations	4

Consolidated Statements of Stockholders' Equity (deficit)	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	7-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Oakridge Holdings, Inc. and Subsidiary
Eagan, Minnesota

We have audited the accompanying consolidated balance sheets of Oakridge Holdings, Inc. and Subsidiary as of June 30, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  Oakridge Holdings, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oakridge Holdings, Inc. and Subsidiary as of June 30, 2016 and 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Olsen Thielen and Co., Ltd.
Roseville, Minnesota
March 24, 2017

OAKRIDGE HOLDINGS, INC. AND SUBSIDIAR Y
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2016	June 30, 2015
Current assets
Cash	$ 69,621	$ 55,042
Trade accounts receivable, net	474,094	463,852
Inventories, net	1,042,484	2,382,634
Other current assets	11,183	36,032
Deferred income taxes	23,000	126,000
Total current assets	1,620,382	3,063,560

Property, plant & equipment
Property, plant & equipment at cost	3,118,243	3,128,577
Less accumulated depreciation	(2,061,543)	(2,016,840)
Total property, plant & equipment	1,056,700	1,111,737

Other assets
Deferred financing costs	28,524	44,402
Other asset, non-current	-	8,783
Long-term deferred tax asset	91,000	129,000
Total other assets	119,524	182,185

Total assets	$ 2,796,606	$ 4,357,482

The accompanying   notes are an integral part of these consolidated financial statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIAR Y

CONSOLIDATED BALANCE SHEETS

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	June 30, 2016	June 30, 2015
Current liabilities
Trade accounts payable	$ 546,845	$ 800,288
Due to finance company	82,905	297,188
Due to related party	90,062	25,000
Accrued liabilities	382,742	594,767
Current maturities of long-term debt	305,104	317,990
Deferred revenue	112,638	293,685
Total current liabilities	1,520,296	2,328,918

Long-term liabilities
Long term debt less current portion	1,671,601	1,955,328
Total Long-term liabilities	1,671,601	1,955,328

Total liabilities	3,191,897	4,284,246

Stockholders' equity (deficit)
Preferred Stock, $.10 par value, 1,000,000 shares authorized and none issued	-	-
Common Stock, $.10 par value, 50,000,000 shares authorized and 1,431,503 shares issued and outstanding in 2016 and 2015	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(2,996,417)	(2,527,890)
Total stockholders' equity (deficit)	(395,291)	73,236

Total liabilities and stockholders' equity (deficit)	$ 2,796,606	$ 4,357,482

The accompanying notes are an integral part of these consolidated financial statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIAR Y
CONSOLIDATED STATEMENTS OF   OPERATIONS

	Years Ended
	June 30, 2016	June 30, 2015

Net Revenue	$ 4,532,172	$ 5,590,094

Cost of sales	4,460,496	5,902,117

Gross profit (loss )	71,676	(312,023)

Operating expenses
Sales & marketing	100,478	132,469
General & administrative	526,636	514,676
Total operating expenses	627,114	647,145

Operating loss	(555,438)	(959,168)

Other income (expenses)
Interest income	918	271
Interest expense	(133,079)	(155,398)
Debt forgiveness	377,572	202,949
Total other income (expenses)	245,411	47,822

Net loss before income taxes	(310,027)	(911,346)
Income tax (expense) benefit	(123,000)	70,050
Penalties and interest (income taxes)	(35,500)	-
Net loss	$ (468,527)	$ (841,296)

Basic net loss per share	$ (0.33)	$ (0.59)
Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

The accompanying notes are an integral part of these consolidated financial statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIAR Y

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

YEARS ENDED JUNE 30, 2016 and 2015

	Common Stock		Additional
	Number of		Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, June 30, 2014	1,431,503	$143,151	$2,457,975	$ (1,686,594)	$ 914,532
Net loss				(841,296)	(841,296)
BALANCE, June 30, 2015	1,431,503	$143,151	$2,457,975	$ (2,527,890)	$ 73,236
Net loss				(468,527)	(468,527)
BALANCE, June 30, 2016	1,431,503	$143,151	$2,457,975	$ (2,996,417)	$ (395,291)

The accompanying notes are an integral part of these consolidated financial statements.

OAKRIDGE HOLDINGS, INC. AND SUBSIDIAR Y
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$ (468,527)	$ (841,296)
Adjustments to reconcile net loss to
net cash flows from operating activities:
Depreciation and amortization	77,299	89,815
Debt Forgiveness	(377,572)	(202,949)
Deferred income taxes	141,000	(205,000)
Receivables	(10,242)	769,862
Inventories	1,340,150	446,421
Prepaids & other assets	5,039	7,978
Accounts payable and due to finance company	(421,583)	55,522
Due to related party	65,062	-
Deferred revenue	(181,047)	252,582
Accrued liabilities	151,178	466,184
Net cash flows from operating activities	320,757	839,119

Cash flows from investing activities:
Purchases of property and equipment	(9,565)	(9,680)
Changes in restricted cash	-	38,117
Net cash flows from investing activities	(9,565)	28,437

Cash flows from financing activities:
Increase (decrease) in line of credit	-	(798,514)
Principal payments on long-term debt	(296,613)	(338,291)
Net cash flows from financing activities	(296,613)	(1,136,805)

Net change in cash	14,579	(269,249)

Cash
Beginning of year	55,042	324,291
End of period	$ 69,621	$ 55,042

Supplemental Disclosures of Cash Flow Information
Cash paid during the years for:
Interest	$ 121,757	$ 155,398
Income taxes	$ -	$ -

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and items defined as other comprehensive income (loss). Items defined as other comprehensive income (loss) include items such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities. For the years ended June 30, 2016 and 2015, there were no adjustments to net income (loss) to arrive at comprehensive income (loss).

Fair Values of Financial Instruments

The estimated fair values of the Company's financial instruments at June 30, 2016 and 2015, and the methods and assumptions used to estimate such fair values, were as follows:
Cash, accounts receivable, trade accounts payable and due to finance company  - Fair value approximates the carrying amount because of the short maturity of those financial instruments.
Long-term debt and other notes payable  — Fair value is estimate d using discounted cash flow analyses, based on the interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities as of June 30, 2016 and 2015. The fair value of long-term debt and other notes payable approximated their carrying values at June 30, 2016 and 2015.

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
Financial instruments which potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company generally does not require collateral for its trade accounts receivable. One United States customer accounted for 30% or $143,761 of Stinar’s accounts receivable at June 30, 2016. Additionally, the U.S. Government accounted for approximately 30% and 0% of Stinar’s accounts receivable at June 30, 2016 and 2015, respectively.

Customers

A significant portion of the Company's customers are concentrated in the aviation industry.
Stinar’s net sales were concentrated as follows in 2016; international customers (1%), U.S. Government (7%) and North American are (92%). Stinar’s net sales were concentrated as follows in 2015: international customers (8%), U.S. Government (18%) and North American (74%)

Accounts Receivable

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

Inventories

Finished goods, component parts and work-in-process inventories are stated at the lower of cost (first-in, first-out [FIFO]) or market. The Company reviews inventory on an annual basis and provides an inventory reserve for slow-moving, obsolete or unusable inventory, if necessary. As of June 30, 2016, the Company determined an obsolete inventory reserve of $150,000 to be necessary. The Company reserved $300,000 inventory reserve as of June 30, 2015.

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

Debt Issuance Costs  - Debt issuance costs are carried at cost and amortized using the straight-line method over the term of the related debt. Amortization of these debt costs, recognized and reported as interest expense for the years ended June 30, 2016 and 2015, was $15,878 and $15,329, respectively.

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

Product Warranty Liability

The Company’s warrants its products against certain defects based on contract terms. Generally, warranty periods are 14 months for equipment and 1 year for manufactured parts. The Company has recourse provisions for certain items that would enable recovery from third parties for amounts paid under the warranties. At June 30, 2016 and 2015, the Company's estimated product warranty liability based on historical activity was $0 and $15,000, respectively.

Revenue Recognition

In May 2014, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under United States Generally Accepted Accounting Procedures (GAAP). The core principles of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption ( which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017. The Company currently plans to adopt the standard using the “modified retrospective method”, Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in the beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosure comparing results to previous accounting standards. Upon initial evaluation, we believe the requirements of this standard will not result in a significant change to our results.

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
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. Management also assesses whether uncertain tax positions, as filed, could result in the recognition of a liability for possible interest and penalties. The Company's policy is to include interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company has not identified any material uncertain tax positions as of June 30, 2016 and 2015.
The Company files consolidated income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company's tax years dating back to 2002 remain open to examination due to unexpired net operating loss carry forwards originating in and subsequent to that year.
In October 2016, the Company filed tax year 2014 Federal Corporate Tax and Minnesota State Franchise Tax returns. As of June 30, 2016, the Company still owes $242,750 Minnesota State Franchise taxes plus interest.

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
As requested by Kruckeberg Industries, LLC, from January 2016 to March 2016, Landmark Environmental, LLC conducted a Phase I Environmental test and a Supplemental Phase II Environmental test and revealed that areas of buried debris and impacted soils should be excavated and transported off-site for disposal to allow for future redevelopment of the Property. The quote for excavation is around $76,000. The Company is planning to do the excavation in 2017.

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

(b)       Leases
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

 (c )      Inventory

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, requiring that inventory be measured at the lower of cost and net realizable value. Net realizable value is defined as estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This ASU is effective within annual periods beginning on or after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

(d)       Income Taxes

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)” providing guidance on the balance sheet classification of deferred taxes. The guidance effective for fiscal years beginning after December 15, 2016 and for interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact this guidance may have on our consolidated financial statements.

(e)      Statement of Cash Flows

During August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statements of cash flows. The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments should be applied using a retrospective transition method to    each period presented. If retrospective application is impractical for some of the issues addressed by the update, the amendments for those issues would be applied prospectively. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to have a material impact on our consolidated financial statements.

3.           Inventories

Production inventories consisted of the following at June 30:
	2016	2015
Finished goods	$ -	$ -
Workinprocess	418,473	1,398,258
Raw materials and trucks	624,011	984,376
	$ 1,042,484	$ 2,382,634

4.           Property and Equipment

Property and equipment, at cost consisted of the following at June 30:
	2016	2015
Land and improvements	$ 414,960	$ 414,960
Building and improvements	1,545,116	1,542,316
Vehicles	64,623	64,623
Equipment	1,093,544	1,106,678
	$ 3,118,243	$ 3,128,577
  Depreciation charged to operations was $ 74,486 in 2016 and $ 81,668 in 2015.

5.           Accrued Liabilities

Accrued liabilities consisted of the following at June 30:
	2016	2015
Compensation and payroll taxes	$ 89,268	$ 333,793
Other	50,724	35,724
Income Taxes	242,750	225,250
	$ 382,742	$ 594,767
6.           Debt

            Due to Finance Company

A finance company finances a subsidiary's inventory chassis purchases, which are used in the production of aviation ground support equipment.  At June 30, 2016, and 2015, $ 82,905 and $ 297,188 was outstanding with interest ranging from 4.67 % to 8.25%, beginning 90 days after purchase. Principal payments on chassis purchases are due in full, six months after purchase. The financing is secured by chassis inventory and personally guaranteed by the assets of the chief executive officer/key stockholder.

             Long -Term Debt

Future maturities of long-term debt are as follows at June 30, 2016:

	2016	2015
 Note payable — bank, payable in monthly installments of $ 6,672 including interest at 6.0%, with a balloon payment in January 2023. Effective June 2015, the interest rate is 10 % due to payment default in accordance with the terms of the note. The note is secured by the first mortgage on property owned by the Company, continuing commercial guarantees from both the Company and the chief executive officer/key stockholder and by the assignment of a life insurance policy on the chief executive officer/key stockholder.
	$ 844,708	$ 859,542
Note payable — SBA, payable in monthly installments of $ 20,503 including interest at the prime rate (as published by the Wall Street Journal) plus 1%, adjusted every calendar quarter ( 4.25 % at June 30, 2016), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the chief executive officer/key stockholder.	472,145	674,376
Note payable — SBA, payable in monthly installments of $ 5,107 , including interest and SBA fees for an interest rate of 5.2%, maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	659,852	691,903
Note payable — bank, payable in monthly installments of $ 6,091 with interest at 2.75 % over the U.S Bancorp Prime Lending Rate through February 2016. Effective June 2015, the interest rate is 7.25 % due to payment default in accordance with the terms of the note. The note is secured by the assets of the Company, the unconditional guarantee of the chief executive officer/key stockholder, and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	-	47,497
Long-term debt subtotal	1,976,705	2,273,318
Less current maturities	305,104	317,990
Long-term debt	$ 1,671,601	$ 1,955,328
Future maturities of long-term debt are as follows at June 30, 2016:

	2017	$ 305,104
	2018	276,032
	2019	59,772
	2020	62,570
	2021	66,507
	Thereafter:	1,206,720
		$ 1,976,705

            Loan Covenants
The Company’s credit agreements with its bank contain certain annual covenants, which were not met at June 30, 2013 and 2014, but which were subsequently waived by the bank.  The covenants for June 2015 and 2016 were not met and were not waived by the bank. However, due to the passage of time the notes have not been reclassified as due on demand as of June 30, 2016. The next covenant calculation date will be June 30, 2017.

7.            Income Taxes

	2016	2015
Current tax expense (benefit)
Federal	$ -	$ -
State	-	-
Total current	-	-
Deferred tax expense (benefit)
Federal	129,000	(154,000)
State	(6,000)	83,950
Total deferred	123,000	(70,050)
Valuation Allowance	-	-
Total expense (benefit) for income taxes	$ 123,000	$ (70,050)

Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.   The major temporary differences that give rise to the deferred tax liabilities and assets are as follows at June 30 :

	2016	2015
Deferred tax assets:
Inventory	$ 13,000	$ 41,000
Accrued Compensation	21,000	103,000
Tax credit carryforwards	151,000	151,000
Net operating loss carryforwards	737,000	568,000
Valuation allowance	(797,000)	(590,000)
Gross deferred tax asset	125,000	273,000

Deferred tax liabilities:
Property and equipment	(11,000)	(18,000)
Gross deferred tax liability	(11,000)	(18,000)
Net deferred tax asset	$ 114,000	$ 255,000

	2016	2015
Statutory U.S. federal tax rate	-34%	-34%
State taxes, net of federal benefit	-2%	-2%
Permanent differences and other	1%	1%
Valuation allowance	-6%	43%
Effective tax rate	-41%	8%
The Company has federal and state net operating loss carryforwards of approximately $ 2,325,000 and $ 1,604,360 , respectively. Net operating loss carry forwards expires beginning in 2028. Tax credit carryforwards expires beginning in 2018.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases, as well as from net operating loss and tax credit carry forwards, and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. We evaluate the recoverability of these future tax deductions and credits by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. To the extent we do not consider it more likely than not that a deferred tax asset will be recovered, a valuation allowance is established. The Company has determined that a valuation allowance of $ 797,000 and $ 590,000 , related to deferred tax assets is necessary at June 30, 2016 and June 30, 2015.

8.           Other Related Party Transactions

Total amounts, including amounts from prior periods, owed to a related entity for tax compliance services aggregated $ 42,126 and $ 42,126 as of June 30, 2016, and 2015, respectively, and was included in trade accounts payable on the accompanying balance sheets. The Company has a month-to-month operating lease for its corporate offices from one of the officers.  Total rent expense for this lease was $ 6,000 in 2016 and $ 12,000 in 2015. Total amounts owed on this lease were $ 6,000 and $ 6,000 as of June 30, 2016 and 2015, respectively and is included in trade accounts payable on the accompanying balance sheets. The Company has a short term payable of $ 90,062 to a related entity that is expected to be applied to future charges. The liability owed to the related party will be paid by future buyers.

9 .          Stock Options

On September 1, 1998, the Board of Directors approved a Stock Incentive Awards Plan to attract and retain individuals to contribute to the achievement of the Company's economic objectives. Under the Plan, individuals are eligible based on the judgment of a committee of Board members (committee). At the discretion of the committee, eligible recipients may be granted options to purchase shares of the Company's common stock at an exercise price per share equal to the market price at the grant date. The stock options are exercisable at such times and in such installments as determined by the committee, limited to a maximum of ten years from the date of the grant. The Plan has authorized the issuance of 175,000 shares of common stock under the Plan, there were no grants for shares issued in 2016 and 2015, and as of June 30, 2016, 175,000 shares were available for future grants.  There are no outstanding options at June 30, 2016 and for the years ended June 30, 2016 and 2015 there was no stock option expense.

10 .        Earnings per Share of Common Stock

The following table reconciles the net income and shares of the basic and diluted earnings per share computations:
	Years Ended
	June 30, 2016	June 30, 2015

Net loss	(468,527)	(841,296)
Weighted -average common shares used in the computation of EPS	1,431,503	1,431,503
Basic and diluted	(0.33)	(0.59)

11.      Subsequent Event

On February 24, 2017, Stinar Corporation signed a line of credit agreement with Kruckeberg Industries, LLC in amount of $100,000.00. The Mature Date of this line of credit will be March 1, 2018,  with interest rate of 9%.