Form 10-Q
period 2016-09-30
OAKRIDGE HOLDINGS INC
filed 2017-05-05
CIK 73605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
XQUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 30, 2016
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
The number of shares outstanding of Registrant’s Common Stock on May 5, 2017, was 1,431,503.

OAKRIDGE HOLDINGS, INC.
 FORM 10-Q
For the quarter ended September 30, 2016
TABLE OF CONTENTS

ITEM 1.            Unaudited Condensed Consolidated Financial Statements:

(a)  Condensed Consolidated Balance Sheets as of September 30, 2016

(b)  Condensed Consolidated Statements of Operations for the three months ended September 30, 2016 and 2015

(c)  Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and 2015

(d)  Notes to Condensed Consolidated Financial Statement

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
ITEM 5.           Not Applicable
ITEM 6.           Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION                                                                                            FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

ASSETS	September 30, 2016	June 30, 2016
Current assets
Cash	$ 214,447	$ 69,621
Trade accounts receivable, net	99,491	474,094
Inventories, net	983,485	1,042,484
Other current assets	15,188	11,183
Deferred income taxes	23,000	23,000
Total current assets	1,335,611	1,620,382

Property, plant & equipment
Property, plant & equipment at cost	3,122,986	3,118,243
Less accumulated depreciation	(2,082,543)	(2,061,543)
Total property, plant & equipment	1,040,443	1,056,700

Other assets
Other assets	24,555	28,524
Deferred long-term income taxes	171,000	91,000
Total other assets	195,555	119,524

Total assets	$ 2,571,609	$ 2,796,606

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                           FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)

LIABILITIES & STOCKHOLDERS' DEFICIT	September 30, 2016	June 30, 2016
Current liabilities
Trade accounts payable	$ 493,195	$ 546,845
Due to related party	90,062	90,062
Due to finance company	82,137	82,905
Accrued liabilities	356,658	382,742
Current maturities of long-term debt	288,423	305,104
Deferred revenue	162,599	112,638
Total current liabilities	1,473,074	1,520,296

Long-term liabilities
Long-term debt less current portion	1,598,440	1,671,601
Total Long-term liabilities	1,598,440	1,671,601

Total liabilities	3,071,514	3,191,897

Stockholders' deficit
Common Stock	143,151	143,151
Paid-in-capital	2,457,975	2,457,975
Accumulated deficit	(3,101,031)	(2,996,417)
Total stockholders' deficit	(499,905)	(395,291)

Total liabilities and stockholders' deficit	$ 2,571,609	$ 2,796,606

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                                                                                         FORM 10-Q
ITEM 1 - FINANCIAL STATEMENTS
OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	September 30, 2016	September 30, 2015

Net Revenue	$ 502,174	$ 1,406,737

Cost of sales	525,000	1,140,959

Gross profit (loss)	(22,826)	265,778

Operating expenses
Sales & marketing	25,356	25,005
General & administrative	97,018	136,006
Total operating expenses	122,374	161,011

Operating income (loss)	(145,200)	104,767

Other expenses
Interest expense	(39,414)	(36,249)
Total other expenses	(39,414)	(36,249)

Net income (loss)	(184,614)	68,518
Income tax benefit (expense)	80,000	(27,000)
Net income (loss)	(104,614)	41,518

Basic and diluted net income (loss) per share	$ (0.07)	$ 0.03

Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q
ITEM 1 - FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net income (loss)	$ (104,614)	$ 41,518
Adjustments to reconcile net income (loss) to
net cash flows from operating activities-continuing operations:
Depreciation and amortization	24,969	17,694
Deferred income taxes	(80,000)	-
Receivables	374,603	(100,381)
Inventories	58,999	358,203
Prepaids & other assets	(4,005)	7,905
Accounts payable and due to finance company	(54,418)	(126,687)
Deferred revenue	49,961	(97,703)
Accrued liabilities	(26,084)	82,418
Net cash flows from operating activities	239,411	182,967

Cash flows from investing activities:
Purchases of property and equipment	(4,743)	(4,541)
Net cash flows from investing activities	(4,743)	(4,541)

Cash flows from financing activities:
Principal payments on long-term debt	(89,842)	(62,602)
Net cash flows from financing activities	(89,842)	(62,602)

Net change in cash	144,826	115,824

Cash-continuing operations
Beginning of year	69,621	55,042
End of period	$ 214,447	$ 170,866

See accompanying notes to the condensed consolidated financial statements

PART I - FINANCIAL INFORMATION                                                                            FORM 10-Q
ITEM 1 - FINANICAL STATEMENTS

OAKRIDGE HOLDINGS, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      BASIS OF PRESENTATION

The accompanying Condensed Consolidated Financial Statements include the accounts of Oakridge Holdings, Inc. (the “Company”) and its wholly owned subsidiary. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2016. Operating results for the three-month period ended September 30, 2016 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

2 . EARNINGS PER COMMON SHARE

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

	Three Months Ended
	September 30, 2016	September 30, 2015
Net income (loss)	$ (104,614)	$41,518
Weighted -average common shares used in the computation of EPS
Basic and diluted	1,431,503	1,431,503
Basic and diluted net income (loss) per share	(0.07)	0.03

3.         COMPREHENSIVE INCOME

The Company has no significant components of other comprehensive income and accordingly, comprehensive income is the same as net income for all periods.

4.           INVENTORIES

The table below summarizes information about reported components of inventory for as of September 30, 2016 and as of June 30, 2016:

	September 30, 2016	June 30, 2016
Raw Material	$605,569	$624,011
Work in Process	377,916	418,473
Finished Goods	-	-
Inventory	$983,485	$1,042,484

  5.           DEBT

  Long-term debt consisted of the following:

	September 30, 2016	June 30, 2016
Note payable — bank, payable in monthly installments of $6,672including interest at6.0% with a balloon payment in January 2023. Effective June 2015, the interest rate is10% due to payment default in accordance with the terms of the note. The note is secured by the first mortgage on property owned by the Company, continuing commercial guarantees from both the Company and the chief executive officer/key stockholder and by the assignment of a life insurance policy on the chief executive officer/key stockholder.	$838,441	$844,708
Note payable — SBA, payable in monthly installments of $20,503including interest at the prime rate (as published by the Wall Street Journal) plus1% adjusted every calendar quarter(4.25% at September 30, 2016), maturing in May 2018. The note is secured by the assets of the Company and the unconditional guarantee of the chief executive officer/key stockholder.	396,697	472,145
Note payable — SBA, payable in monthly installments of $5,107, including interest and SBA fees for an interest rate of5.2% maturing March 2033. The note is secured by a second mortgage on property owned by the Company and an unconditional guarantee from both the Company and the chief executive officer/key stockholder.	651,725	659,852
Total Debt	1,886,863	1,976,705
Less current maturities	288,423	305,104
Long term Debt	$1,598,440	$1,671,601

The Company’s credit agreements with its bank contain certain annual covenants, which were not met at June 30, 2013 and 2014, but which weresubsequently waived by the bank.  The covenants for June 2015 and June2016were not met and were not waived by the bank. However, due to the passage of time the notes have not been reclassified as due on demand as of June 30, 2016. The next covenant calculation date will be June 30, 2017.

6.       RECENTLY ISSUED ACCOUNTING GUIDANCE

(a)        Revenue Recognition

In May 2014, the Financial Standards Accounting Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under United States Generally Accepted Accounting Procedures (GAAP). The core principles of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016 and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017. The Company currently plans to adopt the standard using the “modified retrospective method”. Under that method, we will apply the rules to all contracts existing as of January 1, 2018, recognizing in the beginning retained earnings an adjustment for the cumulative effect of the change and providing additional disclosure comparing results to previous accounting standards. Upon initial evaluation, we believe the requirements of this standard will not result in a significant change to our results.

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

(c)      Inventory

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

7.        SUBSEQUENT EVENT

On February 24, 2017, Stinar Corporation signed a line of credit agreement with Kruckeberg Industries, LLC in amount of $100,000.00. The Maturity Date of this line of credit will be March 1, 2018, with interest rate of 9%.

8.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensedconsolidated financial statements.

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

During the three month period ended September 30, 2016, the Company recorded a net loss of $104,614 compared to a net income of $41,518 during the three month period ended September 30, 2015.

For the first three months of fiscal year 2017, the Company had an increase in cash and cash equivalents of $144,826, compared to an increase in cash and cash equivalents of $115,824 for the same period in fiscal year 2016. As of September 30, 2016, the Company held cash and cash equivalents of $214,447, compared to $170,866 for cash and cash equivalents as of September 30, 2015.  The Company’s net cash provided by operating activities for the three month period ended September 30, 2016 was primarily due to the reduction of receivables of $374,603.  The Company used this net cash for the three month period ended September 30, 2016 to reduce accounts payable $54,418.

Cash flow used in investing activities was $4,743 during the first three months of fiscal year 2017 and was primarily used for asset acquisitions, compared to a negative cash flow of $4,541 used in the first three months of fiscal year 2016.  Net cash used for financing activities was $89,842 during the first three months of fiscal year 2017, and was used to pay down the notes payable, compared to a $62,602 from financing activity in the first quarter of prior fiscal year 2016.  The remaining increases and decreases in the components of the Company’s financial position reflect normal operating activity.

The Company had negative working capital of $137,463 at September 30, 2016, a decrease of $237,549 since June 30, 2016 due primarily to reductions in receivables. At September 30, 2016, current assets amounted to $1,335,611 and current liabilities were $1,473,074, resulting in current ratio of 0.91 to 1.0, compared to 1.07 to 1.0 at June 30, 2016. Long-term debt was $1,598,440 at September 30, 2016 compared to $1,671,601 at June 30, 2016. Stockholders’ deficit was a negative $499,905 at September 30, 2016 compared to a negative balance of $395,291 at June 30, 2016.  The Company’s present working capital must continue to improve in order for it to meet current operating needs.

Capital expenditures for the first three months of fiscal year 2017 were $4,743, compared with capital expenditures of $4,541 during the same period in fiscal year 2016. The Company anticipates that it will spend approximately $25,000 on capital expenditures during the final three quarters of fiscal year 2017 for equipment and building improvements for aviation ground support operations. The Company plans to finance these capital expenditures primarily through restructuring the debt.

The Company has no lines of credit facilities as of September 30, 2016. The company needs to have a line of credit.

As indicated above, the Company believes that its financial position and debt capacity are not good enough for it to meet its current and future cash requirements. Our recent operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern.

INFLATION

Because of the relatively low levels of inflation experienced this past fiscal year, and as of September 30, 2016, inflation did not have a significant effect on the Company’s results in the first three months of fiscal year 2017.

RESULTS OF OPERATIONS

FIRST QUARTER OF FISCAL YEAR 2017 COMPARED
WITH FIRST QUARTER OF FISCAL YEAR 2016

Revenue decreased $904,563 to $502,174 or 64.3%, in the first quarter of fiscal year 2017 in comparison to the prior year’s comparable period.  The decrease was primarily due to both worse domestic sales and government sales.

Gross profit margin decreased 23.4% in the first quarter of fiscal year

2017, compared to the corresponding period in fiscal year 2016.  This decrease was primarily due to lower sales to cover fixed cost.

Selling expenses as a percentage of sales increased 3.3% of net revenues for the comparable period. The increase of $351 in the first quarter of fiscal year 2017, compared to the corresponding period in fiscal year 2016, was primarily due to higher travel expense.

General and administrative expenses in the first quarter of fiscal year 2017 decreased $38,988, or 28.7%, in comparison to the first quarter of fiscal year 2016.  The decrease was primarily to lower officer salaries.

Interest expense in the first quarter of fiscal year 2017 was $39,414, an increase of $3,165, or 8.7%, in comparison to the first quarter of fiscal year 2016.

Interest income in the first quarter of fiscal year 2017 is $0.

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

(a)      CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the three months ended September 30, 2016, we continued to implement our remediation efforts related to the following material weaknesses reported in the Form 10-K for the year ended June 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

As a result of the remediation efforts noted below, there were improvements in internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. There were no other changes in internal control over financial reporting (as defined by Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(b)     REMEDIATION ACTIONS

In response to these material weaknesses, we developed remediation plans to address the control deficiencies identified in fiscal year 2015. We continued to implement the following remediation actions during the three months ended September 30, 2016:

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

We are committed to a strong internal control environment, and believe that, when fully implemented, the remediation actions described above will represent significant improvements in the Company’s accounting and financial reporting functions. The Company anticipates that it will complete its testing of the additional internal control processes designed to remediate these material weaknesses during the balance of 2017. We will continue to assess the effectiveness of our remediation efforts in connection with management’s future evaluations of internal control over financial reporting.

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.      EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2016:

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

Date:  May 5, 2017

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

Date:    May 5, 2017

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

Date:    May 5, 2017

/s/ Robert C. Harvey

Robert C. Harvey
President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer and
Chairman of the Board of Directors